Form 10-Q
period 1996-09-30
APPLIED ANALYTICAL INDUSTRIES INC
filed 1996-11-14
CIK 1013243

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER, 30, 1996

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM__________________ TO___________________

COMMISSION FILE NUMBER   0-21185


                       APPLIED ANALYTICAL INDUSTRIES, INC.

             (Exact Name of Registrant as Specified in its Charter)

                Delaware                                   04-2687849
-----------------------------------------       --------------------------------
     (State or Other Jurisdiction of                     (I.R.S. Employer
     Incorporation or Organization)                  Identification Number)

                              5051 New Centre Drive
                        Wilmington, North Carolina 28403
                    (Address of Principal Executive Offices)
                                   (Zip Code)

                                 (910) 392-1606
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X    No
                                      --------   --------

As of October 31, 1996, there were 16,286,069 shares of Applied Analytical Industries, Inc. common stock outstanding.

                       APPLIED ANALYTICAL INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                                 PAGE NO.
                                                                                                 --------
PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (Unaudited)
                  Condensed Consolidated Statement of Income                                         2
                  Condensed Consolidated Balance Sheet                                               3
                  Condensed Consolidated Statement of Cash Flows                                     4
                  Notes to Condensed Consolidated Financial Statements                               5

ITEM 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                      6

PART II.          OTHER INFORMATION
                  Any item which is not applicable or to which the answer is negative has been omitted.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K                                                   9

SIGNATURES                                                                                           9

                      APPLIED ANALYTICAL INDUSTRIES, INC.

                   CONDENSED CONSOLIDATED STATEMENT OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                                    ----------------------------       -------------------------
                                                                       1996             1995              1996          1995
                                                                    -----------       ----------       -----------   -----------
Net sales (includes related party net sales
     of $2,608, $2,732, $7,575 and $5,802 for
     the three months ended September 30, 1996 and
     1995 and the nine months ended September 30,
     1996 and 1995, respectively)                                 $     10,396      $     8,932      $     31,170  $     25,533

Operating costs and expenses:
     Cost of sales                                                       4,194            3,476            13,010        10,746
     Selling                                                             1,448            1,305             4,575         3,655
     General and administrative                                          2,016            1,959             6,672         5,951
     Research and development                                            1,398              939             3,189         2,294
                                                                  ------------      -----------      ------------  ------------
                                                                         9,056            7,679            27,446        22,646
                                                                  ------------      -----------      ------------  ------------
Income from operations:                                                  1,340            1,253             3,724         2,887
                                                                  ------------      -----------      ------------  ------------
Other income (expense)
     Interest                                                             (113)            (266)             (353)         (742)
     Other                                                                  73               46               292           118
                                                                  ------------      -----------      ------------  ------------
                                                                           (40)            (220)              (61)         (624)
                                                                  ------------      -----------      ------------  ------------
Income before income taxes                                               1,300            1,033             3,663         2,263
Provision for income taxes                                                 501             --               1,468         --
                                                                  ------------      -----------      ------------  ------------

Income after income taxes                                                  799            1,033             2,195         2,263
Equity income (loss)                                                     --                  55             --             (359)
                                                                  ------------      -----------      ------------  ------------
Net income                                                        $        799      $     1,088      $      2,195  $      1,904
                                                                  ============      ===========      ============  ============

Earnings per share                                                $       0.06                       $       0.18
                                                                  ============                       ============
Weighted average shares outstanding                                     13,484                             12,444
                                                                  ============                       ============

Pro forma data (unaudited):
    Net income, as reported                                                         $     1,088                    $      1,904
    Pro forma income taxes                                                                  433                             937
                                                                                    ===========                    ============
    Pro forma net income                                                            $       655                    $        967
                                                                                    ===========                    ============
Pro forma earnings per share                                                        $      0.05                    $       0.08
                                                                                    ===========                    ============
Weighted average shares outstanding                                                      11,918                          11,918
                                                                                    ===========                    ============


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (In thousands)

                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                     1996              1995
                                                                -------------      -------------
                                                                 (Unaudited)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                  $      47,838      $      13,081
    Accounts receivable:
        Trade and other                                                8,922              7,302
        Related parties                                                1,550                 73
    Work-in-progress                                                   2,960              4,134
    Prepaid and other current assets                                   3,334              1,238
                                                               -------------      -------------
                Total current assets                                  64,604             25,828
                                                               -------------      -------------

Property and equipment                                                25,206             20,139
    Less:  accumulated depreciation                                  (10,682)            (9,235)
                                                               -------------      -------------
                                                                      14,524             10,904
Other assets                                                           2,374              2,424
                                                               -------------      -------------
                Total assets                                   $      81,502      $      39,156
                                                               =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Revolving and other current loan obligations               $       1,525      $       4,081
    Current maturities of long-term debt                                 645                645
    Accounts payable and other accrued liabilities                     5,955              5,751
    Customer advances                                                    795              1,677
    Dividends payable                                                    ---              1,300
                                                               -------------      -------------
                Total current liabilities                              8,920             13,454
Long-term debt and other liabilities                                   3,266              3,712
                                                               -------------      -------------
                Total liabilities                                     12,186             17,166
                                                               -------------      -------------

Stockholders' equity:
    Preferred stock                                                      ---               ---
    Common stock                                                          16                321
    Additional paid-in-capital                                        67,383             21,510
    Retained earnings                                                  2,747                552
                                                               -------------      -------------
                                                                      70,146             22,383
    Treasury stock and other reductions                                 (830)              (393)
                                                               -------------      -------------
                Total stockholders' equity                            69,316             21,990
                                                               -------------      -------------
                Total liabilities and stockholders' equity     $      81,502      $      39,156
                                                               =============      =============


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                         -----------------------------------
                                                                               1996               1995
                                                                         --------------       --------------
                                                                                      (Unaudited)
Cash flows from operating activities:
   Net income                                                            $         2,195      $         1,904
   Adjustments to reconcile net income to net cash
       provided (used) by operating activities:
       Depreciation and amortization                                               1,475                1,168
       Equity (income) loss                                                        ---                    359
       Other, net                                                                     39                    5
       Changes in assets and liabilities:
           Trade and other receivables                                            (3,097)              (1,257)
           Other, net                                                             (1,616)              (1,072)

                                                                         ---------------      ---------------
Net cash provided (used) by operating activities                                  (1,004)               1,107
                                                                         ---------------      ---------------

Cash flows from investing activities:
    Purchase of property and equipment                                            (5,070)              (1,061)
    Other, net                                                                        55               (1,707)

                                                                         ---------------      ---------------
Net cash used by investing activities                                             (5,015)              (2,768)
                                                                         ---------------      ---------------

Cash flows from financing activities:
    Net (payments) proceeds on line of credit                                     (2,556)               1,961
    Net (payments) proceeds from long-term borrowings                               (446)               1,071
    Net proceeds from sale of common stock                                        44,829                ---
    Dividends                                                                     (1,051)              (1,761)

                                                                         ---------------      ---------------
Net cash provided (used) by financing activities                                  40,776                1,271
                                                                         ---------------      ---------------

Net increase (decrease) in cash                                                   34,757                 (390)
Cash and cash equivalents, beginning of period                                    13,081                  473
                                                                         ---------------      ---------------
Cash and cash equivalents, end of period                                 $        47,838      $            83
                                                                         ===============      ===============

Supplemental information - cash paid for:
      Interest                                                           $           359      $           213
      Income taxes                                                       $         1,393      $         ---


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

Pro forma financial information is presented on the condensed consolidated statement of income to reflect a pro forma income tax provision for 1995. Prior to November 17, 1995, the Company was treated as an S Corporation for income tax purposes and was not subject to federal and state income taxes. The pro forma income tax provision applies federal and state income tax rates that would have resulted if the Company had been subject to corporate income taxes from the beginning of the year.

2.       Stockholders' Equity

On September 19, 1996, the Company completed an initial public offering ("IPO") of 3,105,000 shares of Common Stock at $16.00 per share. The net proceeds of the IPO, after underwriting discount and costs in connection with the sale and distribution of the securities, were approximately $45 million. Concurrent with the closing of the IPO, all outstanding shares of the Company's Series A convertible preferred stock and Class B non-voting common stock were converted into shares of the Company's voting common stock, $.001 par value per share.

The Company recorded unearned compensation of approximately $490 thousand as a reduction to stockholder's equity for a March 1996 award under the Company's 1995 Restricted Stock Award Plan. As of September 30, 1996, approximately $53 thousand of such amount has been expensed. The remaining amount will be recognized over the two-year vesting period following the IPO.

3.       Earnings Per Share

The weighted average shares outstanding used in the calculation of earnings per share and pro forma earnings per share include the effect of the conversion of convertible preferred stock and Class B common stock described above as if they were converted as of January 1, 1995. Additionally, common stock or equivalent shares from stock options and awards sold or issued at prices below the IPO price per share in the twelve months preceding the initial filing have been included in the calculation as if outstanding as of January 1, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Quarter ended September 30,1996 compared to quarter ended September 30, 1995

Net sales for the third quarter of 1996 increased to $10.4 million compared to $8.9 million in the third quarter of 1995. Revenues from fee-for-service business increased 23% to $10.1 million from $8.2 million in the corresponding quarter of 1995. License revenues for the third quarter of 1996 were $312 thousand as compared to $738 thousand for the third quarter of 1995. All of the Company's license revenues for the first nine months of 1995 occurred in the third quarter of 1995.

Costs of sales for the third quarter of 1996 increased as a percent of net sales to 40.3% from 38.9% during the comparable period of 1995. This increase is primarily attributable to the impact of the fluctuation in license revenues. The Company has experienced no significant increases in the components of costs of sales as a percentage of net sales. Excluding license revenues from net sales, the cost of sales percentage declined slightly in 1996 compared to 1995.

Selling expense for the third quarter of 1996 increased by 11% to $1.4 million from $1.3 million in the third quarter of 1995; however, it decreased as a percent of net sales to 13.9% compared to 14.6% in 1995. The increase in selling expense is primarily attributable to marketing expansions to the West Coast of the United States and Europe.

General and administrative expense for the third quarter of 1996 increased by 3% but decreased as a percent of net sales to 19.4% compared to 21.9% in 1995. General and administrative expenses have been in-line with expectations and the Company has continued its effort to control these costs.

Research and development costs for the third quarter of 1996 increased by 49% to $1.4 million from $0.9 million in the third quarter of 1995. This increased spending as a percentage of net sales to 13.4% compared to 10.5% in 1995. The increase in research and development costs reflects an increase in the number of active projects in 1996 compared to those under development in 1995.

Interest expense declined in 1996 compared to 1995 as a result of reduced borrowings.

Net income for the third quarter of 1996 increased 22% compared to pro forma net income for the third quarter of 1995. The increase in net income is primarily attributable to the increase in net sales.


Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

Net sales for the nine months ended September 30, 1996 increased to $31.2 million compared to $25.5 million in the corresponding period of 1995. Revenues from fee-for-service business increased 21% to $29.9 million compared to $24.8 million in 1995. License revenues increased 69% to $1.2 million compared to $0.7 million in 1995.

Costs of sales for the first nine months of 1996 declined slightly as a percent of net sales to 41.7% from 42.1% in the comparable period of 1995. The Company has experienced no significant increases in the components of costs of sales as a percentage of net sales.

Selling expense for the first nine months of 1996 increased by 25% to $4.6 million from $3.7 million in the corresponding period of 1995 and increased as a percent of net sales to 14.7% compared to 14.3% in 1995. The increase in selling expense is primarily attributable to marketing expansions to the West Coast of the United States and Europe.

General and administrative expense for the first nine months of 1996 increased by 12% to $6.7 million from $6.0 million in the corresponding period of 1995; however, it decreased as a percent of net sales to 21.4% compared to 23.3% in 1995. The decrease as a percent of net sales is a reflection of the Company's continued effort to control general and administrative costs.

Research and development costs for the first nine months of 1996 increased by 39% to $3.2 million from $2.3 million in the corresponding period of 1995. This increased spending to 10.2% of net sales compared to 9.0% of net sales in 1995. The increase in research and development costs reflects an increase in the number of active projects in 1996 compared to those under development in 1995.

Interest expense declined in 1996 compared to 1995 as a result of reduced borrowings.

Net income for the first nine months of 1996 increased 127% compared to pro forma net income for the corresponding period of 1995. The increase in net income is primarily attributable to the increase in net sales in 1996 and not recognizing any loss on its equity investment in Endeavor. During the nine months ended September 30,1995, the Company recognized a net loss of $359 thousand from its equity investment in Endeavor.


Quarterly Results

The Company's quarterly results have been, and are expected to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including the commencement, completion or cancellation of large contracts, progress of ongoing contracts, recognition of licensing revenue, potential acquisitions, the timing of start-up expenses for new facilities and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts or the recognition of licensing revenue (on projects for which associated expense may have been recognized in prior periods) can materially affect quarterly results. The Company believes that comparisons of its quarterly financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its business through operating cash flows, proceeds from borrowings and the issuance of equity. On September 19, 1996, the Company completed an IPO of common stock with net proceeds to the Company of approximately $45 million. Working capital at September 30, 1996 was approximately $55.7 million compared to $12.4 million at December 31, 1995. The increase is primarily attributable to the IPO proceeds.

Capital expenditures for the first nine months of 1996 were $5.1 million compared to $1.1 million for the corresponding period of 1995. The increase in 1996 is primarily attributable to the expansion of clinical supply manufacturing facilities and formulation development facilities, and additional scientific instrumentation acquired to expand the capacity of laboratory operations.

In May 1996, the Company acquired an option to purchase the outstanding stock of a European contract research and development organization. The Company paid approximately $1.0 million to acquire such option, which amount is held in escrow and will be applied to the purchase price if the Company elects to exercise such option or returned to the Company if, prior to the expiration of the option, certain substantial conditions are not satisfied. The Company is currently conducting its due diligence review and, at this time, does not have sufficient information to determine if this option will be exercised. The option terminates on November 28, 1996.

The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations and borrowings under its credit line. The Company believes that such sources of cash will be sufficient to fund operations for the foreseeable future and to pay existing debt and other capital obligations as they become due. Although the Company has no present acquisition agreements or arrangements other than described above, there may be acquisition or other growth opportunities that require additional external financing, and the Company may from time to time seek to obtain funds from public or private issuances of equity or debt securities. There can be no assurances that such financings will be available on terms acceptable to the Company.

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

         (b)      Reports on Form 8-K  (Not Applicable)




SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            APPLIED ANALYTICAL INDUSTRIES, INC.

Date:  November 14, 1996    By:    /s/ R. Forrest Waldon
                                   --------------------------------------------
                                   R. Forrest Waldon
                                   Vice President and Secretary
                                   (Duly Authorized Officer)

Date:  November 14, 1996    By:    /s/ Mark P. Colonnese
                                   --------------------------------------------
                                   Mark P. Colonnese
                                   Vice President and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
  NO.                                     DESCRIPTION
------          ---------------------------------------------------------------------
  3.1        -- Amended and Restated Certificate of Incorporation of the Company
  3.2        -- Restated By-laws of the Company (incorporated by reference to
                Exhibit 3.2 to the Company's Registration Statement on Form S-1
                (Registration Statement No. 333-05535))
  4.1        -- Articles Fourth, Seventh, Eleventh and Twelfth of the Amended
                and Restated Certificate of Incorporation of the Company (included in
                Exhibit 3.1)
  4.2        -- Article II of the Restated By-laws of the Company (included in Exhibit 3.2)
  4.3        -- Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3
                to the Company's Registration Statement on Form S-1 (Registration
                No. 333-05535))
 10.1        -- Employment Agreement dated November 17, 1995 between the Company and
                Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration
                No. 333-05535))
 10.2        -- Applied Analytical Industries, Inc. 1995 Restricted Stock Award Plan
                (incorporated by reference to Exhibit 10.2 to the Company's Registration
                Statement on Form S-1 (Registration No. 333-05535))
 10.3        -- Applied Analytical Industries, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on
                Form S-1 (Registration No. 333-05535))
 10.4        -- Applied Analytical Industries, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on
                Form S-1 (Registration No. 333-05535))
 10.5        -- Stockholder Agreement dated as of November 17, 1995 among the
                Company, GS Capital Partners II, L.P., GS Capital Partners II
                Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street
                Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners
                III, L.P., Wakefield Group Limited Partnership, James L. Waters,
                Frederick D. Sancilio and the parties listed on Schedule 1 thereto
                (incorporated by reference to Exhibit 10.5 to the Company's Registration
                Statement on Form S-1 (Registration No. 333-05535))
 10.6        -- Preferred Stock Purchase Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners
                II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone
                Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley
                Partners III, L.P., Wakefield Group Limited Partnership and James L.
                Waters (incorporated by reference to Exhibit 10.6 to the Company's
                Registration Statement on Form S-1 (Registration No. 333-05535))
 10.7        -- Loan Agreement dated as of December 21, 1992 between NationsBank, N.A.
                and the Company, together with the First Amendment and Second Amendment thereto and agreement extending the term thereof (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on
                Form S-1 (Registration No. 333-05535))
 10.8        -- Loan Agreement dated as of November 1, 1988 between the Company and
                The New Hanover County Industrial Facilities and Pollution Control
                Financing Authority (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration
                No. 333-05535))
 10.9        -- Letter of Credit Reimbursement Agreement dated November 1, 1988 between NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on
                Form S-1 (Registration No. 333-05535))
 10.10       -- Lease Agreement dated as of March 7, 1994 between 5051 New Centre
                Drive, L.L.C., as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement
                on Form S-1 (Registration No. 333-05535))
 10.11       -- Lease Agreement dated as of December 23, 1993 between I-40
                Properties, as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on
                Form S-1 (Registration No. 333-05535))
 10.12       -- Development Agreement dated as of April 25, 1994 between the Company and Endeavor Pharmaceuticals, Inc. (f/n/a GenerEst, Inc.)
                (incorporated by reference to Exhibit 10.12 to the Company's
                Registration Statement on Form S-1 (Registration No. 333-05535))
 10.13       -- Development Agreement dated as of April 4, 1995 between the Company and Aesgen, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration
                No. 333-05535))
 10.14*      -- Option Agreement dated May 28, 1996 with respect to an option granted to the Company to acquire a certain European contract research and development organization (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 (Registration
                No. 333-05535))

EXHIBIT
  NO.                                     DESCRIPTION
------          ---------------------------------------------------------------------
 10.15       -- Letter dated August 22, 1996 from NationsBank, N.A. to the Company extending the maturity of certain indebtedness (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement
                on Form S-1 (Registration No. 333-05535))
 10.16       -- Registration Rights Agreement dated as of November 17, 1996 among the
                Company, GS Capital Partners II, L.P., GS Capital Partners II
                Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street
                Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley
                Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters,
                Frederick D. Sancilio and the parties listed on Schedule 1 thereto
                (incorporated by reference to Exhibit 10.16 to Post-effective
                Amendment No. 1 to the Company's Registration Statement on Form S-1
                (Registration No. 333-05535))
 10.17       -- Underwriting Agreement dated September 19, 1996 between the Company and
                Goldman, Sachs & Co., Cowen & Company and Lehman Brothers, Inc., as
                representatives of the underwriters listed on Schedule 1 thereto
 27          -- Financial Data Schedule (for SEC use only)

---------------

  * Certain information has been omitted from this exhibit pursuant to a request for confidential treatment granted by the Securities and Exchange
    Commission on September 18, 1996.