Form 10-K
period 1996-12-31
APPLIED ANALYTICAL INDUSTRIES INC
filed 1997-03-31
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT TO 1934

                         Commission File Number 0-21185

                       APPLIED ANALYTICAL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

              DELAWARE                                      04-2687849
  (State or other jurisdiction of                        (I.R.S. employer
   incorporation or organization)                       identification no.)

              5051 NEW CENTRE DRIVE, WILMINGTON, NC       28403
             (Address of principal executive office)    (Zip code)

Registrant's telephone number, including area code:    (910) 392-1606

Securities registered pursuant to Section 12(g) of the Act:

                   Common Stock, $0.001 par value per share
                   ----------------------------------------
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO
                                        -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ ]

The number of shares outstanding of the Registrant's common stock, as of February 28, 1997 was 16,287,256 shares. The aggregate market value for the voting stock held by non-affiliates of the Registrant on February 28, 1997 was approximately $142,267,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1996 Annual Report to Shareholders are incorporated by reference in Part I, Part II, and Part IV hereof. Portions of the Registrant's 1996 Proxy Statement dated approximately April 8, 1997 are incorporated by reference in Part III hereof.

                                     PART I

ITEM 1. BUSINESS.

         The terms "Company", "Registrant" or "AAI" in this Form 10-K include Applied Analytical Industries, Inc., its corporate predecessors and its subsidiaries, except where the context may indicate otherwise. The Company was incorporated in 1986, although its corporate predecessor was founded in 1979.

       AAI is a leading integrated contract research and development resource to the worldwide pharmaceutical and biotechnology industries, offering an efficient, variable-cost alternative to its clients' internal drug development, compliance and quality control programs. The Company provides a broad array of value-added services, including chemical analysis, synthesis and other laboratory services; drug formulation development; clinical trial services; clinical supply and niche manufacturing; and regulatory and compliance consulting. AAI has contributed to the submission, approval or continued marketing of client products worldwide, encompassing a wide range of therapeutic categories and technologies. The Company believes that its ability to offer an extensive portfolio of high quality drug development and support services enables it to effectively compete as pharmaceutical and biotechnology companies look for integrated drug development solutions that offer cost-effective results on an accelerated basis.

       In addition to its core fee-for-service business, AAI leverages its expertise by allocating a significant proportion of its technical resources and operating capacity to internal drug and drug technology development, in which the Company shares in the expense of development and participates in the benefits of any potential commercial success through licensing arrangements. Internal drug development is focused primarily on generic products. Certain of these products have been licensed or sold. The Company's proprietary technology includes patents and pending patent applications on formulations and methods, including liquid formulations for improved delivery of nonsteroidal anti-inflammatory drugs or NSAIDs, such as ibuprofen, and chewable formulations to mask the otherwise bitter taste of certain ulcer drugs. Since 1993, the Company has allocated a growing proportion of its technical resources and operating capacity to its internal drug and drug technology development program, and because of the significant time required for development and approval of pharmaceutical products, the Company has only recently begun to recognize significant license revenue from its internal development efforts.

       In 1994, as part of its internal development program, the Company organized Endeavor Pharmaceuticals Inc. ("Endeavor") to develop certain hormone pharmaceutical products, focusing initially on several such products then under development by AAI. The Company owns approximately 40% of the fully diluted common equity of Endeavor.

       On December 31, 1996, the Company acquired L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co. ("L.A.B.") for an aggregate cost of approximately $20.9 million. L.A.B. is a European contract research and development organization headquartered in Neu-Ulm, Germany with principal operating units in Neu-Ulm and Munich, Germany; and in Paris, France, as well as smaller operational units in Stuttgart, Germany; London, England; Arnheim, Netherlands and Budapest, Hungary. L.A.B. also operates in China through a joint venture. L.A.B. employs approximately 250 scientists, technicians and support personnel, 40 or more with Ph.D. or M.D. degrees, or their U.S. equivalent. L.A.B. focuses on both clinical and non-clinical pharmaceutical product development and provides services that include drug formulation development; chemical analysis; Phase I clinical trial studies; bioanalytical testing; and European regulatory consulting. L.A.B. also provides controlled Phase II-A clinical trial studies and multi-center clinical trials focused in niche therapeutic areas including hepatic disease, chemotherapeutics, and hormone replacement therapy.

SERVICES

       The Company provides a broad array of drug development services, including chemical analysis, synthesis and other laboratory services; formulation development; clinical trial services; clinical supply and niche manufacturing; and regulatory and compliance consulting. The Company assigns project management teams consisting of customer service representatives and technical employees that meet with clients at frequent intervals to monitor and guide projects through the development process. Continual client interaction allows the Company to efficiently manage the drug development process.

       Historically, the Company's laboratory services account for approximately one half of its fee-for-service revenue, although relative amounts vary from year to year. Formulation development projects and clinical supply and niche manufacturing generally have contributed the major portions of remaining annual fee- for-service revenue. With the addition of L.A.B., the Company anticipates that clinical trials services will contribute significantly to total revenues.

       LABORATORY SERVICES

       In support of drug development and compliance programs, the Company offers laboratory services to characterize and measure drug components and impurities. The Company has over 17 years' experience in providing analytical testing services dedicated exclusively to the drug industry and has developed the scientific expertise, state-of-the-art equipment and broad range of scientific methods to accurately and quickly analyze almost any compound or product. The Company's laboratory services include method development and validation; stability studies; raw materials and release testing; biotechnology, microbiology and bioanalytical testing; product characterization and organic synthesis.

       METHOD DEVELOPMENT AND VALIDATION. The Company develops and validates methods used in a broad range of laboratory testing necessary to determine physical or chemical characteristics of compounds. Analytical methods are developed to demonstrate potency, purity, stability or physical attributes. These methods are validated to ensure the data generated by these methods are accurate, precise, reproducible and reliable and are used throughout the drug development process and in product support testing.

       STABILITY STUDIES. The Company provides stability testing and secure storage facilities necessary to establish and confirm product purity, potency and other shelf-life characteristics. Stability testing is required at all phases of product development, from dosage form development through commercial production, to confirm shelf life of each manufactured batch. The Company maintains state-of-the-art controlled climate facilities in the United States and Germany to determine the range of storage conditions the product can withstand. FDA regulations and the regulations of European regulatory authorities require that samples of clinical and commercial products placed in stability chambers be analyzed in a timely fashion after scheduled "pull points" occur, based on the date of manufacture. The Company's proprietary LTS systems track client products maintained at the Company's stability storage facilities and automatically schedules required testing as pull points occur.

       RAW MATERIALS AND PRODUCT RELEASE TESTING. The Company offers testing required by the FDA to confirm that raw materials used in production and resulting finished products are consistent with established specifications. Due to the incorporation of "just in time" inventory control systems and variations in client production schedules, release testing for both raw materials and the finished product often cannot be scheduled by clients in advance, yet must be performed immediately. The Company believes that its internal scheduling systems, analytical laboratory expertise and systems for prompt testing provide it with a competitive advantage in providing both raw material and batch release testing. The Company believes that this service enhances its client's confidence in adopting cost-saving "just in time" inventory control systems.

       BIOTECHNOLOGY ANALYSIS AND SYNTHESIS. Although the types of analytical investigations of biotechnology products are similar to those required for more traditional pharmaceutical products, the complex molecular structure of many biotechnology products requires different technology and expertise. The Company provides a broad array of biotechnology services, including both analytical and biological testing and method development and validation. AAI's breadth of services allows the Company to rapidly deduce and characterize the complex structure of the biotechnology product and measure the molecule or its metabolites in human blood plasma to support clinical trial evaluation. The Company has expertise in a broad spectrum of biochemical and immunochemical methods for characterization and analysis of biotechnology drugs. These methods include amino acid sequencing, amino acid analysis, peptide mapping, carbohydrate and lipid analysis and electrophoresis. The Company also has expertise in developing chromatographic methods that precisely evaluate the purity and stability of biotechnology products. This service breadth and diversity of analytical skills and technologies position the Company to assist its clients from early product development through the investigational new drug application and product license application stages and commercial production.

       MICROBIOLOGICAL TESTING. Microbiological testing is an essential indicator to ensure that a drug product, whether raw material or finished product, does not contain harmful micro-organisms. The Company has significant experience conducting various microbial tests to identify and quantify micro-organisms that may be present, including limulus amebocyte lysate (LAL) testing, which measures toxic byproducts of micro-organisms, and particulate matter testing to determine the presence of foreign matter in injectable drug products. The Company also performs sterility testing to identify the genus and species of any micro-organisms that are present. In addition, the Company performs tests to determine the effectiveness of antibiotics against micro-organisms and the minimum levels of preservatives necessary in product formulations.

       The Company also assists clients with environmental monitoring, including water and air systems testing, using an automated biochemical system to identify micro-organisms present and determine whether such systems are within applicable microbial limits. The Company assists clients in validating their environmental control systems to ensure compliance with GMP regulations.

       BIOANALYTICAL TESTING. The Company offers bioanalytical testing services to support clinical trials, analyzing plasma samples to characterize the metabolized forms of the drug and determine the rate of absorption. Bioanalytical studies of new drugs often present challenging and complex issues, with products being metabolized into multiple active and inactive forms, each of which must be measured. The Company works with its clients to develop and validate analytical methods to permit detection and measurement of the various components to trace levels. The acquisition of L.A.B. significantly enhanced the Company's bioanalytical capabilities.

       PRODUCT CHARACTERIZATION. The Company has the expertise and instruments required to identify and characterize a broad range of chemical entities. Characterization analysis identifies the chemical composition, structure and physical properties of a compound, and characterization data forms a significant portion of a regulatory application. The Company uses numerous techniques to characterize the compound, including spectroscopy, chromatographic analysis and other physical chemistry techniques. Additionally, the Company uses such information for control testing to be performed throughout development and marketing to confirm consistent drug composition. Once appropriate test methods are developed and validated, and appropriate reference standards (highly pure samples) are characterized and certified, the Company can assist clients by routinely testing compounds for clinical and commercial use.

       ORGANIC SYNTHESIS. The Company develops synthesis methods for producing experimental quantities of new compounds needed for analytical characterization, toxicological studies, formulation development and clinical trials. Through organic synthesis techniques, the Company can produce reference standards of the active compound, specific impurities, degradation by-products, bioassay reference standards or molecular analogs to permit sufficient quantities of such compounds to be separately characterized and studied.

       FORMULATION DEVELOPMENT SERVICES

       The Company provides integrated formulation development services, enabling the Company to take a client's compound and develop a safe and stable product with desired characteristics. The Company believes its formulation expertise and extensive analytical capabilities enable it to provide an efficient, seamless development program, with a dedicated project team tracking the product through all stages of formulation development. The Company provides formulation development services to its clients during each phase of the drug development process, from new compounds and modifications of existing products to generic versions of branded products. The Company's formulation development projects may support a small segment of critical development activities or may last for several years going from early formulation development to optimized and validated production-scale, packaged product.

       The Company's formulation development expertise spans a broad spectrum of therapeutic areas. The Company works with clients to develop products with desired characteristics, including dosage form, strength, release rate, absorption properties, stability and appearance. The Company has developed significant product and process "know-how" that enable it to more efficiently solve the complex problems that arise in developing formulations with targeted characteristics and has developed a range of proprietary product technologies that allow it to better achieve desired results in product design and development.

       In providing formulation services, the Company works closely with clients to design and conduct feasibility studies to chart the potential of formulating a drug using a combination of active drug ingredients and inert "filler" materials called excipients. Using experimental designs, initial prototype formulations are prepared to identify potential problems in stability, bioavailability and manufacturing. Generally, formulation development is an iterative process, with numerous initial formulations being modified as problems are encountered. The Company believes its experience and expertise in formulation development, as well as certain proprietary technologies, permit it to design efficient protocols for identifying and optimizing prototypes with the greatest potential.

       Upon selection of the final product prototypes, the Company develops protocols to scale the product batch size from development stage (hundreds to thousands of units) to clinical scale (thousands to millions of units). During the clinical phase the Company refines the formulation in response to clinical, bioanalytical and stability data. The manufacturing scale-up process involves identifying and resolving manufacturing problems to facilitate an efficient transfer to the full-scale production equipment of the Company's clients. Throughout the development process, the Company develops and validates the analytical methods necessary to test the product to establish and confirm product specifications.

       In addition to new drug development, the Company offers product modification and line extension services to clients, generally for marketed products facing patent expiration. Modifications of existing products offer the Company's clients an opportunity to improve product characteristics, increasing product market viability. Improved product characteristics include enhancement of stability, absorption profiles (e.g., quick or sustained release), taste and appearance. Product line extensions may include new dosage forms such as solids, liquids and chewables, as well as new dosage strengths. Product modifications and line extensions offer clients the opportunity to target new patient subpopulations and improve patient compliance. The Company also offers formulation services to clients seeking to develop generic products.

       CLINICAL SUPPLY AND NICHE MANUFACTURING

       The Company provides clinical trial materials for Phase I through IV clinical trials, as well as bioequivalency studies of generic products. The Company has expertise in manufacturing tablets, capsules, sachets, liquids and suspensions, creams, gels, lotions and ointments. The Company believes that outsourcing of clinical supply manufacturing is particularly attractive to pharmaceutical companies that maintain large, commercial-quantity, batch facilities, where clinical supply manufacturing would divert resources from revenue-producing manufacturing. Similarly, pharmaceutical companies often seek to outsource commercial manufacturing of small quantity products. In addition, the Company provides its clients assistance in scaling up production of clinical supply quantities to commercial quantity manufacturing, and manufactures inventory on behalf of clients for commercial sale while client production facilities are being built and validated.

       The Company's manufacturing facilities and equipment are qualified and validated to operate under GMP regulations.

       REGULATORY AND COMPLIANCE CONSULTING

       The Company assists in the preparation of regulatory submissions, audits a client's vendors and client operations, conducts seminars, provides training courses, and advises clients on applicable regulatory requirements. The Company also assists clients in designing development programs for new or existing drugs intended to be marketed in the United States and Europe. At the client's request, the Company will either review client prepared submissions or draft sections and assemble regulatory packages and attend FDA meetings with clients.

       The Company assists clients in preparation for FDA inspections and assists them in correcting any deficiencies noted in FDA inspections. In preparation for an FDA inspection, the Company's regulatory affairs specialists conduct mock inspections to anticipate FDA observations and advise clients of appropriate remedial actions. The Company also audits manufacturers of active and excipient ingredients used in the drug product, as well as packaging components, on behalf of clients to ensure that the manufacturers' facilities are in compliance with GMP regulations. Such audits generally include review of the vendor drug master files, analysis of standard operating procedures, review of production records, and observation of operations to ensure SOPs are being followed. Audit reports include recommendations to address any deficiencies. The Company also advises clients on validation issues concerning their systems and processes and audits client facilities to assist them in validating their processes, cleaning, water and air handling systems.

       The Company leverages its in-house laboratory training programs by providing training to clients' employees. In addition, the Company organizes and conducts seminars worldwide on a number of topical industry issues.

       CLINICAL TRIAL STUDIES

       The Company opened a 48-bed clinical trial facility at its Research Triangle Park location in the third quarter of 1996. The clinical trial unit is located in the same facility as the Company's bioanalytical laboratory and permits time-sensitive and rapid-response analysis in clinical trials. The clinical trial unit is initially intended for use in bioequivalency studies of generic drug products and Phase I clinical trials. With the acquisition of L.A.B., the Company has expanded its Phase I clinical trial capabilities and added the ability to conduct Phase II-A studies and multi-center trials focused in niche therapeutic areas, including hepatic disease, chemotherapeutics and hormone replacement therapy. L.A.B.'s Neu-Ulm operations include a 120-bed facility for conducting Phase I and II-A clinical trial studies, as well as bioequivalency studies.

INTERNAL DRUG AND TECHNOLOGY DEVELOPMENT

       The Company intends to dedicate a significant proportion of its technical resources and operating capacity to internal drug and technology development with the objective of licensing marketing rights to third parties. The Company does not intend to independently commercialize products developed internally or otherwise directly compete with its clients in the marketing or distribution of products and, accordingly, believes that its internal development efforts are complementary to its clients' development needs. The Company's internal product and technology development program has resulted in multiple generic product applications filed with the FDA. Certain of these products have been licensed or sold. The internal development program has also resulted in patents covering drug technology and pending patent applications. L.A.B. also engaged in an internal product development program with goals similar to those of the Company. At the time it was acquired by the Company, L.A.B. had numerous products then licensed to clients and new products in development, targeted primarily for regulatory approval and licensing in Europe.

       Since 1993, the Company has significantly increased its investment in its internal drug and technology development program. Because of the significant time required for development and approval of pharmaceutical products, the Company has only recently begun to recognize significant license revenue from its internal drug and technology development efforts. The Company anticipates that licensing revenue, including royalties and milestone payments, from internal drug and technology development will represent a larger proportion of its revenue, although there can be no assurance that internal development projects will yield products that will be approved by the appropriate regulatory authorities or will be attractive to potential clients. In 1996, the FDA approved a generic product licensed by the Company to a client which is the first approved generic version of a branded product that had over $100 million in sales in 1995. The Company began to recognize royalties on this product in the fourth quarter of 1996. Although there is a risk that any particular development project may not produce revenues, the Company believes that the profit margins from successful drug and technology development projects potentially exceed the margins on standard fee-for-service engagements.

       INTERNAL DRUG DEVELOPMENT

       In 1993, the Company began allocating a significant portion of its technical resources and operating capacity to internal development of generic drugs. The U.S. generic drug market has expanded sales from approximately $3.5 billion in 1990 to approximately $6.4 billion in 1994. Generic drugs accounted for an estimated 38% of prescriptions dispensed in the United States in 1994. The Company anticipates that the growth in the generic drug market will continue as managed care organizations pursue policies favoring generic substitution and as patents on many high revenue products expire over the next several years.

       The Company's research and development committee, composed of representatives from the formulations development, finance, marketing and legal departments, identifies potential generic drug development candidates for the program. The committee selects development candidates after reviewing market size and trends, current therapies and potential advances and patent and formulation issues. In certain instances, the committee has also invited outside consultants and medical panels to review selections.

       The first group of products in the Company's internal product development program involved generic versions of certain hormone products. In 1994, as part of its internal development program, the Company organized Endeavor with certain financial investors and an affiliate of Berlex Laboratories, Inc. to continue the development of certain generic hormone products then under development by AAI. The Company assigned its rights to such products to Endeavor in return for approximately 47% of Endeavor's equity during a private placement of Endeavor stock, and the Company entered into a development contract with Endeavor to continue product development and clinical supply manufacture. AAI currently owns approximately 40% of the fully diluted common equity of Endeavor, and the Company's net sales to Endeavor were approximately $6.2 million, $3.5 million and $2.0 million in 1996, 1995 and 1994, respectively. Endeavor is currently developing two products in multiple dosage strengths, although there can be no assurance that such products will ultimately be approved by the FDA.

       In 1995 the Company entered into an agreement with Aesgen, Inc. ("Aesgen"), a company organized by the Company with an affiliate of Mayo Clinic, MOVA Pharmaceutical Corporation and certain financial investors, to develop certain generic products. AAI recognized net sales to Aesgen of $4.7 million and $5.6 million in 1996 and 1995, respectively. In June 1996, the Company sold to Aesgen marketing rights to a product being developed by the Company. Under the agreement, Aesgen will pay license fees and additional royalties upon marketing the product, although there can be no assurance that the product will be approved by the FDA or marketed. AAI continues to hold a $1.6 million non-voting, non-convertible preferred stock investment in Aesgen.

       In addition to its development work for Endeavor and Aesgen, the Company has continued its internal development of products to be licensed to third parties that have marketing and distribution capabilities. The Company has entered into numerous license agreements of products which are currently in development. The terms of the license agreements vary as to amounts of initial and milestone payments, as well as methods and extent of revenue participation. While the Company anticipates that most of its product license agreements will provide that prospective clients will sponsor the approved ANDA, the Company has made ANDA submissions for internally developed products in its own name which are currently under review at the FDA.

       Continuing to leverage its development capabilities, the Company is moving beyond generic drug development and has also begun reviewing new compounds that are chemically similar to currently marketed products with proven therapeutic and safety profiles, and that offer improved characteristics over the marketed product. Such improved characteristics would include enhanced therapeutic indices, reduced side effects, improved bioavailability and improved pharmacokinetics. Because considerable toxicity data already exist for the marketed product, the Company believes that new compound modifications or pro-drugs generally could be developed with less risk of failure and in a shorter time frame than new chemical entity development. The Company believes that virtual and limited-resource drug companies provide opportunities to enter into collaborative ventures to identify and develop this type of compound.

       TECHNOLOGY DEVELOPMENT PROGRAM

       As an adjunct to the internal development program, the Company has sought to protect certain intellectual property it has developed relative to the drug development process. The Company has established a patent committee which meets quarterly to review employee-generated submissions of possible patentable subject matter. The patent committee reviews the novelty and usefulness of the submission and, with input from the marketing department as to commercial viability, determines to either pursue a patent application or designate the submission as a trade secret.

       The Company's technology development program has yielded multiple issued patents and has several pending applications. For example, the Company's patented Pro-Sorb(TM) formulation technology has been shown to facilitate the oral absorption of a number of non-steroidal anti-inflammatory drugs or NSAIDs, such as ibuprofen, to reduce gastric irritation and speed the onset of therapeutic activity. In addition, the Company has patented a novel oral delivery system for certain biotechnology compounds that may currently be administered only by injection.

       The Company has one licensing agreement for a patented technology for the manufacture of low-dose products which are typically difficult to uniformly blend and an additional licensing arrangement for its patented chewable formulations to mask the otherwise bitter taste of certain ulcer drugs. In June 1996, the Company assigned to a third party certain of its patented technology for the production of a high-purity active ingredient for a generic drug product. The Company is seeking licensing partners for its other recently developed technologies.

ENDEAVOR

       The Company owns shares of convertible preferred stock of Endeavor, representing approximately 40% of the fully diluted common equity. AAI also provides development services to Endeavor at terms that the Company believes are no less favorable than terms that would be obtained from an unrelated third party.

       Endeavor has submitted ANDAs for two products in multiple dosage strengths and has received notice from the FDA citing certain major deficiencies with the applications. Endeavor is pursuing both ANDAs. Endeavor does not market any products, has not received approval of any product and there can be no assurance that the FDA will approve any of its products. Endeavor's revenues are dependent upon approval of its products, and continued product development by Endeavor is dependent upon it obtaining product approvals or additional capital funding. The Company believes that Endeavor intends to market its products through licensing to third parties.

INFORMATION TECHNOLOGY

       The Company has made significant investments in information technology. The Company's LTS system tracks laboratory workflow and enables the Company to effectively monitor and plan work through the Company's laboratories. The LTS system monitors the progress of a client's project, records time expended by laboratory personnel, tracks sample locations and controls document revisions. The Company's customized data management system connects approximately 125 analytical instruments with multiple software architectures permitting automated data capture. In addition, the Company is currently conducting a pilot test of a system allowing certain domestic and international clients secured access to review in-progress laboratory data. This system will allow a client to efficiently monitor the immediate status of the project and make changes to the scope and format of its project.

       The Company believes that superior information technology will enable it to expedite the development process by designing innovative services for individual client needs, providing project execution, monitoring and control capabilities that exceed a client's internal capabilities, streamlining and enhancing data presentation to the FDA and enhancing its own internal operational productivity while maintaining its quality. The Company has begun to develop a database of client information integrating data, documents, electronic messages, and reference services. The Company intends to make this database available with secured on-line access through the Internet which would permit client access to data on its projects at any location worldwide and facilitate regulatory on-line access to the extensive data necessary to support the chemistry, manufacturing and control section of a regulatory application. The Company also believes that this service will allow clients to avoid delays currently incurred in regulatory staff audits of paper-copy data stored at the Company's or clients' facilities.

CLIENTS

       Over the past six years, the Company has provided services to 24 of the top 25 pharmaceutical companies in the world as ranked by 1994 research and development spending. In 1996, the Company provided services under contracts to hundreds of clients, including some of the largest U.S., European and Japanese drug companies.

       The Company believes that concentration of business among certain large clients is not uncommon in the contract research organization (CRO) industry. The Company has experienced such concentration in the past and may experience such concentration in the future. During 1996, Endeavor and Aesgen accounted for 10% or more (approximately 15% and 11% respectively) of the Company's net sales. Although AAI strives to reduce its reliance on a limited number of major clients, there can be no assurance that the Company's business will not be dependent upon certain major clients, the loss of which could have a material adverse effect on the Company. In addition, due to the project nature of the Company's business, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods.

MARKETING AND BUSINESS DEVELOPMENT

       Since its inception, the Company has taken a customer-focused approach in marketing its services, often placing the Company's technical personnel with its clients' development teams to participate in planning meetings for the development of a product. The Company assigns sales and technical personnel as contacts for its larger clients, understanding that technical personnel may be better able to identify the full scope of the client's needs and suggest innovative approaches before the client formally develops the parameters of an anticipated project. Generally, the Company also hosts more than ten technical seminars per year for the pharmaceutical and biotechnology industries addressing a variety of formulation development issues, stability testing and other topics.

CONTRACTUAL ARRANGEMENTS

       The Company's fee-for-service contracts are typically evidenced by signed service estimates establishing an estimated fee for identified services. During the Company's performance of a project, clients often adjust the scope of services to be provided by the Company in light of interim project results, at which time the amount of fees is adjusted accordingly.

       Generally, the Company's fee-for-service contracts are terminable by the client upon notice of 30 days or less, although certain major formulation development and manufacturing agreements are not unilaterally terminable by the client. Although the contracts typically permit payment of certain fees for winding down a project, the loss of a large contract or the loss of multiple contracts could adversely affect the Company's future revenue and profitability. Contracts may be terminated for a variety of reasons, including the client's decision to forego a particular study, the failure of product prototypes to satisfy safety requirements and unexpected or undesired results of product testing.

BACKLOG

       Backlog consists of anticipated net sales from signed service estimates and other fee-for-service contracts that have not been completed and provide for a readily ascertainable price. Once contracted work begins, net sales are recognized as the service is performed on the percentage of completion basis. In certain cases, the Company begins work for a client before a contract is signed. Accordingly, backlog does not include anticipated net sales for which the Company has begun work but for which the Company does not have a signed service estimate, or for any variable-priced contracts. In addition, during the course of a project the client may substantially adjust the requested scope of services and corresponding adjustments are made to the price of services under the contract.

       The Company believes that its backlog as of any date is not a meaningful predictor of future results because backlog can be affected by a number of factors, including variable size and duration of contracts and adjustments in the scope of a contracted project as interim results become available. Additionally, contracts generally are subject to termination by clients upon 30 days notice or less. Moreover, the scope of a contract can change over the course of a project. At December 31, 1996, backlog was approximately $20.3 million, as compared to $19.7 million at December 31, 1995.

COMPETITION

       The Company competes primarily with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies, as well as university research laboratories. In addition, the Company believes that although there are numerous competitors in its industry, there are few competitors that offer the broad array of services that it provides. The largest competitor offering these services is Covance Inc. (formerly known as Corning Pharmaceutical Services, Inc., a subsidiary of Corning, Inc.). Certain of the Company's competitors, including Covance Inc., may have significantly greater resources than the Company. Competitive conditions for service areas vary.

       Competitive factors include reliability, turn-around time, reputation for innovative and quality science, capacity to perform numerous required services, financial viability and price. The Company believes that it competes favorably in these areas.

GOVERNMENT REGULATION

       The services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of pharmaceutical products, primarily under the Federal Food, Drug and Cosmetic Act and associated GMP regulations which are administered by the FDA in accordance with current industry standards. Services being performed outside the United States or for products intended to be substituted to non-U.S. jurisdictions may be subject to additional regulatory requirements. U.S. regulations apply to all phases of drug manufacture, testing and record keeping, including personnel, facilities, equipment, control of materials, processes and laboratories, packaging, labelling and distribution. Noncompliance with GMP by the Company in a project could result in disqualification of data collected by the Company in the project. Material violation of GMP requirements could result in additional regulatory sanctions, and in severe cases could result in a mandated closing of the Company's facilities which would materially and adversely affect the Company's business.

       To help assure compliance with applicable regulations, the Company has established quality assurance controls at its facilities that monitor ongoing compliance by auditing test data and regularly inspecting facilities, procedures and other GMP compliance parameters. In addition, FDA regulations and guidelines, as well as applicable international standards, serve as a basis for the Company's standard operating procedures. Certain of the Company's development and testing activities are subject to the Controlled Substances Act, administered by the Drug Enforcement Agency (the "DEA"), which regulates strictly all narcotic and habit-forming substances. The Company maintains separate, restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA.

       The Company's activities involve the controlled use of hazardous materials and chemicals. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result which could materially and adversely affect the financial condition of the Company.

EMPLOYEES

       At December 31, 1996, the Company, including L.A.B., had approximately 750 full-time equivalent employees, of which approximately 75 hold Ph.D. or M.D. degrees, or their U.S. equivalent. The Company believes that its relations with its employees are good. None of the Company's U.S.-based employees is represented by a union. German law provides certain representative rights to employees.

       The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for such skilled personnel is high. The Company believes that its employee benefit plans, including its health benefit, profit-sharing and employee stock option plans, enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company. In addition, the Company operates a 65-child, employee day-care facility at its Wilmington, North Carolina campus as a benefit to its employees and is expanding this facility. While the Company has not experienced any significant problems in attracting or retaining qualified staff, there can be no assurance that the Company will be able to avoid these problems in the future.

       All employees enter into confidentiality agreements protecting the Company's proprietary information, as well as client-confidential material. New U.S.-based technical employees are generally required to sign non-competition agreements, prohibiting the employee from engaging in activities in competition with the Company for a period of one year after termination of employment.

SPECIAL ITEM. EXECUTIVE OFFICERS OF THE COMPANY.

The following table sets forth the name, age, principal occupation and business experience for the executive officers of the Company.

Frederick D. Sancilio, Ph.D., 47, is Chairman of the Board of Directors and President of the Company. With more than 20 years' experience in the pharmaceutical industry, Dr. Sancilio worked with Burroughs-Wellcome Co., Schering-Plough Corporation, and Hoffmann-LaRoche, Inc. before founding the Company in 1979. He has published more than 30 scientific articles discussing various aspects of pharmaceutical chemistry and regularly makes scientific presentations at pharmaceutical seminars and meetings worldwide.

William H. Underwood, 49, has served as Chief Operating Officer since 1995, as Executive Vice President of the Company since 1992, as Vice President from 1986 to 1992, and as a director since January 1996. He has held positions in the pharmaceutical and cosmetic industries for more than 17 years, in positions including Director of Quality Assurance and Director of Manufacturing at Mary Kay Cosmetics, Inc. and Group Leader of Bacteriological Quality Control at Burroughs-Wellcome Co.

Anthony F. Arato, 49, joined AAI in 1981 and currently serves as Vice President of Manufacturing and Engineering. Over the past decade he has served in numerous capacities and management positions. Prior to joining AAI, Mr. Arato was employed for eight years as a field engineer for Perkin-Elmer Corporation.

Mark P. Colonnese, 41, joined AAI in 1993 and currently serves as Vice President, Chief Financial Officer and Treasurer. Prior to joining AAI, Mr. Colonnese worked as a financial executive at Schering-Plough Corporation for ten years, most recently as Senior Director of Planning and Business Analysis.

Martin S. Hunicutt, 46, joined AAI in 1994 as Vice President of Marketing and Sales. Prior to joining AAI, Mr. Hunicutt worked for 19 years in a variety of capacities for Burroughs-Wellcome Co. Mr. Hunicutt's experience includes service as marketing project director for a major pharmaceutical product, director of marketing with responsibilities for both marketed and pre-launch products, and product manager with commercial management responsibilities.

James Swarbrick, Ph.D., 63, joined the Company in 1993 as Vice President of Research and Development. Prior to joining the Company, Dr. Swarbrick was Professor and Chairman of the Division of Pharmaceutics and Director of Graduate Studies in the School of Pharmacy at the University of North Carolina at Chapel Hill. Dr. Swarbrick serves on the FDA's Generic Drugs Advisory Committee and serves as Chairman of the Pharmaceutical Research and Manufacturers Association Foundation's Pharmaceutics Advisory Committee and is a member of that organization's Scientific Advisory Committee. Dr. Swarbrick has published extensively in areas of pharmaceutics and product development with more than 60 research publications to date and is co-author of Physical Pharmacy, a graduate text, and senior co-author of the Encyclopedia of Pharmaceutical Technology, which is used throughout the pharmaceutical industry.

R. Forrest Waldon, 34, has served as the Company's General Counsel and Secretary since 1989 and as a Vice President since 1993. Prior to joining AAI, Mr. Waldon was a corporate attorney with the Atlanta, Georgia law firm of Thrasher & Whitley, P.C.

ITEM 2. PROPERTIES.

       The Company's principal executive offices are located in Wilmington, North Carolina, in a 19,000-square foot leased facility. The Company's primary U.S. facilities are located in Wilmington and Research Triangle Park, North Carolina constituting approximately 150,000 square feet of operational and administrative space. The Company's primary European facilities are located in Neu-Ulm, Germany and include over 120,000 square feet of operational and administrative space. This facility is leased under renewable leases expiring in 2001. The Company maintains other operating units at leased facilities in Stuttgart and Munich, Germany; Paris, France; London, England; Arnheim, Netherlands and Budapest, Hungary. The Company maintains sales offices in Raleigh, North Carolina; Chicago, Illinois; Boston, Massachusetts; San Diego and San Francisco, California; Elmwood Park, New Jersey; San Juan, Puerto Rico; Copenhagen, Denmark; London, England; Milan, Italy and Tokyo, Japan. The Company believes that its facilities are adequate for the Company's operations and that suitable additional space will be available when needed.

ITEM 3. LEGAL PROCEEDINGS.

         The Company is party to lawsuits and administrative proceedings incidental to the normal course of its business. In connection with the 1995 issuance of preferred stock, James L. Waters and Frederick D. Sancilio (directors and significant stockholders of the Company) have agreed to indemnify the Company for certain, then existing, claims if any losses are incurred. Management does not believe that any liabilities related to such lawsuits or proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         The Company is currently appealing a judgment in an action, Kurtzman v. Applied Analytical Industries, Inc., involving a claim by a former management employee for damages arising from his termination of employment. In such matter, the former employee alleged that a contract of employment existed between him and the Company for a term of years. In 1995, a judgment for approximately $363,000 was entered against the Company following a jury trial. The Company has recorded the full amount of such judgment as an expense in its 1995 financial statement. In January 1997, the North Carolina Court of Appeals denied the Company's appeal of the judgment and overturned the trial court's denial of pre-judgment interest on the award. The Company has requested the North Carolina Supreme Court to hear arguments on both of these issues.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

The information required by Item 5 is included on page 27 of the Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

The information required by Item 6 is included on page 13 of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by Item 7 is included on pages 14 through 16 of the Annual Report and is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 is included on pages 17 through 27 of the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors of the Company and their business experience are set forth on pages 2 and 3 of the Company's Notice of Annual Meeting of Stockholders, dated approximately April 8, 1997 (the "Proxy Statement") and are incorporated herein by reference. The discussion of executive officers of the Company is included in
Part I under "Executive Officers of the Company."

ITEM 11. EXECUTIVE COMPENSATION.

A description of the compensation of the Company's executive officers is set forth on pages 6 through 8 of the Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

A description of the security ownership of certain beneficial owners and management is set forth on pages 4 and 5 of the Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain relationships and related transactions with management are described on pages 12 and 14 of the Proxy Statement and in Items 11 and 12, and are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

EXHIBITS:

         A list of the exhibits required to be filed as part of this Report on Form 10-K is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

FINANCIAL STATEMENT SCHEDULES:

         The consolidated balance sheets as of December 31, 1996 and 1995, and related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1996 and the related notes to financial statements, together with the report of independent accountants thereon of Price Waterhouse LLP, dated February 21, 1997 appearing on pages 17 through 26 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1 and 5 through 8, the Annual Report is not to be deemed filed as part of this report. The additional financial data listed below should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORTS ON FORM 8-K:

         The Company filed a report on Form 8-K, dated January 15, 1997, to report the L.A.B. acquisition as of December 31, 1996. Such report, as amended on March 17, 1997, included the financial statements of L.A.B. listed below.

ADDITIONAL FINANCIAL DATA

                                                               Page

Applied Analytical Industries, Inc. for years ended
  December 31, 1996, 1995 and 1994:
      Report of Independent Accountants                         F-1
      Financial Statement Schedule:
      Schedule II - Valuation and Qualifying Accounts           F-2

L.A.B., financial statements for the years ended
  December 31, 1996 and 1995:
      Report of Independent Accountants                         F-3
      Consolidated Balance Sheet                                F-4
      Consolidated Statement of Operations                      F-5
      Consolidated Statement of Cash Flows                      F-6
      Notes to Financial Statements                     F-7 to F-10

Pro Forma Financial Information:
      Pro Forma Condensed Statement of Operations,
        reflecting the pro forma combination of
        AAI and L.A.B. for the year ended
        December 31, 1996                                      F-11
      Notes to Pro Forma Financial Information                 F-12

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  /s/   FREDERICK D. SANCILIO    President                       March 31, 1997
-------------------------------  (Principal Executive Officer)
  Frederick D. Sancilio, Ph.D.


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the Registrant in the capacities and on the date indicated.

                Signatures                            Title                          Date
                ----------                            -----                          ----

      /s/   FREDERICK D. SANCILIO             President and Director             March 31, 1997
------------------------------------------    (Principal Executive Officer)
            Frederick D. Sancilio, Ph.D.

      /s/    MARK P. COLONNESE                Vice President and Chief           March 31, 1997
------------------------------------------    Financial Officer (Principal
             Mark P. Colonnese                Financial Officer)


       /s/    STEPHEN F. RIZZO                Vice President and                 March 31, 1997
------------------------------------------    Controller (Principal
              Stephen F. Rizzo                Accounting Officer)


     /s/    WILLIAM H. UNDERWOOD              Executive Vice President           March 31, 1997
------------------------------------------    and Director
            William H. Underwood

     /s/    JOSEPH H. GLEBERMAN               Director                           March 31, 1997
------------------------------------------
            Joseph H. Gleberman

    /s/   CHARLES D. MOSELEY, JR.             Director                           March 31, 1997
------------------------------------------
          Charles D. Moseley, Jr.

         /s/    JOHN M. RYAN                  Director                           March 31, 1997
------------------------------------------
                John M. Ryan

       /s/    JAMES L. WATERS                 Director                           March 31, 1997
------------------------------------------
              James L. Waters

REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE OF REGISTRANT


To the Board of Directors
of Applied Analytical Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 21, 1997 appearing in the 1996 Annual Report to Shareholders of Applied Analytical Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Raleigh, North Carolina
February 21, 1997

                                                                    SCHEDULE II

                     APPLIED ANALYTICAL INDUSTRIES, INC.
                      Valuation and Qualifying Accounts
                                (In thousands)

                                   Balance at     Charged to                    Balance at
                                   beginning       costs and     Deductions       end of
       Description                 of period       expenses      - describe       period
       -----------                 ---------       --------      ----------       ------
Allowance for doubtful accounts

        1994                         $ 92            114            81 (1)         $125

        1995                         $125             23            78 (1)         $ 70

        1996                         $ 70              4             1 (1)         $ 73



(1) Represents amounts written-off as uncollectible accounts receivable.

Report of Independent Accountants

To the Owners of
L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and of cash flows present fairly, in all material respects, the financial position of L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co. and subsidiaries ("L.A.B.") at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Effective December 31, 1996, Applied Analytical Industries, Inc. acquired L.A.B.

PRICE WATERHOUSE GmbH
Stuttgart, Germany
February 21, 1997

        L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co.
                           Consolidated Balance Sheet
                          (In thousand Deutsche marks)

                                                                  December 31,
                                                                  ------------
                                                              1996           1995
                                                              ----           ----
                               ASSETS
Current assets:
Cash                                                            341             577
Accounts receivable                                           2,440           4,165
Work-in-progress                                              6,711           9,364
Prepaid and other current assets                              1,363           1,913
                                                            -------         -------
     Total current assets                                    10,855          16,019
                                                            -------         -------

Property and equipment:
Buildings and improvements                                       27              27
Machinery and equipment                                      14,558          14,007
                                                            -------         -------
                                                             14,585          14,034
Less, accumulated depreciation                               11,221          10,256
                                                            -------         -------
                                                              3,364           3,778

Other assets                                                    559             258
                                                            -------         -------
     Total assets                                            14,778          20,055
                                                            =======         =======

                      LIABILITIES AND OWNERS' EQUITY

Current liabilities:
Loan obligations                                              5,972           5,570
Accounts payable                                              5,675           6,204
Accrued wages and benefits                                    2,710           2,221
Customer advances                                            10,862          13,489
AAI advance                                                   1,364            --
Rent payable                                                  3,367           2,817
Other accrued liabilities                                     8,849           6,519
                                                            -------         -------
     Total current liabilities                               38,799          36,820
                                                            -------         -------
Long-term debt                                                 --             6,910
Commitments and contingencies
Owners' equity:
  Stated capital                                              2,000           2,000
  Contributed capital                                         2,890            --
  Accumulated deficit                                       (28,911)        (25,675)
                                                            -------         -------
     Total owners' equity                                   (24,021)        (23,675)
                                                            -------         -------
     Total liabilities and owners' equity                    14,778          20,055
                                                            =======         =======

   The accompanying notes are an integral part of these financial statements.

        L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co.
                      Consolidated Statement of Operations
                          (In thousand Deutsche marks)


                                                         For the years ended
                                                            December 31,
                                                        -----------------------
                                                          1996           1995
                                                         ------         ------
Net sales                                                27,425          32,895

Operating costs and expenses:
   Cost of sales                                         23,535          25,475
   Selling                                                2,670           1,991
   General and administrative                             6,263           5,905
   Research and development                               2,280           1,180
                                                        -------         -------
                                                         34,748          34,551
                                                        -------         -------
Loss from operations                                     (7,323)         (1,656)

Other (income) expense:
   Interest                                               1,245           1,499
   Other                                                   (275)           (342)
                                                        -------         -------
                                                            970           1,157
                                                        -------         -------

Loss before income taxes and extraordinary item          (8,293)         (2,813)
Provision for income taxes                                  943             852
                                                        -------         -------
Loss before extraordinary item                           (9,236)         (3,665)
Extraordinary item - gain on forgiveness of debt          6,000            --
                                                        -------         -------
         Net Loss                                        (3,236)         (3,665)
                                                        =======         =======



   The accompanying notes are an integral part of these financial statements.

        L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co.
                      Consolidated Statement of Cash Flows
                          (In thousand Deutsche marks)

                                                                       For the years ended
                                                                          December 31,
                                                                          ------------
                                                                     1996             1995
                                                                     ----             ----
Cash flows from operating activities:
Net loss                                                             (3,236)        (3,665)
Adjustments to reconcile net loss to net cash
  provided (used) by operating activities:
     Depreciation and amortization                                      985            965
     Extraordinary gain                                              (6,000)          --
     Changes in assets and liabilities:
       Accounts receivable                                            1,725           (325)
       Work-in-progress                                               2,653            223
       Prepaid and other assets                                         550            468
       Accounts payable                                                (529)         1,704
       Accrued wages and benefits                                       489            512
       Customer advances                                             (2,627)        (3,653)
       AAI advance                                                    1,364           --
       Rent payable                                                   3,440            794
       Other accrued liabilities                                      2,330           (439)
                                                                     ------         ------
Net cash provided (used) by operating activities                      1,144         (3,416)
                                                                     ------         ------

Cash flows from investing activities:
Proceeds from sale of property and equipment                            242             94
Purchase of property and equipment                                     (813)        (2,564)
Other                                                                  (301)           (24)
                                                                     ------         ------
Net cash used by investing activities                                  (872)        (2,494)
                                                                     ------         ------

Cash flows from financing activities:
Proceeds from borrowings                                                402          6,848
Payments on borrowings                                                 (910)        (2,541)
Capital contribution                                                   --            1,500
                                                                     ------         ------
Net cash provided (used) by financing activities                       (508)         5,807
                                                                     ------         ------
Net increase (decrease) in cash                                        (236)          (103)
Cash, beginning of period                                               577            680
                                                                     ------         ------
Cash, end of period                                                     341            577
                                                                     ------         ------

Supplemental information, cash paid for:
  Interest                                                              197            125
  Income taxes                                                          722             30


   The accompanying notes are an integral part of these financial statements.

        L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co.
                   Notes to Consolidated Financial Statements


1. Business and Significant Accounting Policies

Description of business

L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co. (the "Company" or "L.A.B."), is a limited partnership operating as a European contract research and development organization headquartered in Neu-Ulm, Germany with operational units in Neu-Ulm, Stuttgart and Munich, Germany as well as limited liability subsidiaries in France, Netherlands, England and Hungary.

Basis of presentation

The consolidated financial statements include the accounts of L.A.B. and its subsidiaries. All material intercompany transactions have been eliminated.

Revenue recognition

Revenues from contract pharmaceutical product development and support services are recognized on a percentage of completion basis. Work-in-progress represents revenues recognized prior to contract billing terms. Provisions for losses on contracts, if any, are recognized when identified. Licensing revenues from Company funded development projects are primarily recognized as significant contract requirements are met.

Income taxes

The Company does not have the ability to consolidate its operations for income tax purposes and is subject to income taxes separately by subsidiary.

Property and equipment

Property and equipment is recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Depreciable lives are 12 years for building improvements and 3 to 10 years for equipment.

Other assets

Other assets include a 50% joint venture in China entered into in November
1996. The investment is reported at original cost and is accounted for using the equity method. There was no significant impact on 1996 operating results from this investment.

Distributions

Distributions, under German law, are payable to the owners only when retained earnings are not in a deficit position. Taxable income or loss passes directly to the partners of L.A.B. since it is a limited partnership.

Translation of foreign currencies

The functional currency for the Company is the Deutsche mark. The financial statements for international operations were translated into marks at year-end exchange rates, including the statement of operations. Adjustments which would have resulted from financial statement translations at average exchange rates and be included in owners' equity as cumulative translation adjustments were not material. Gains and losses resulting from foreign currency transactions are included in operating results.

Fair value of financial instruments

The carrying value of cash and cash equivalents, accounts receivable, current liabilities and loans approximate fair value.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates and changes in such estimates may affect amounts reported in future periods.


2. Change in Control of L.A.B.

Applied Analytical Industries, Inc. ("AAI") exercised its option to acquire L.A.B., effective as of December 31, 1996, through two wholly-owned German subsidiaries. This change in control of L.A.B. is expected to have a significant impact on the Company as described in the following footnotes.


3. Extraordinary Item

In contemplation of the acquisition of L.A.B. by AAI, certain creditors of the Company have waived, as of December 30, 1996, their demands for DM6 million in loan obligations prior to such acquisition. This forgiveness of liability has been recognized in the consolidated financial statements as an extraordinary item. There are no income taxes related to this transaction.

4. Loan Obligations (in thousand Deutsche marks):

                                                           December 31,
                                                           ------------
                                                        1996          1995
                                                        ----          ----

Banking institutions                                    5,972        11,632
Landlord loan                                            --             848
                                                       ------        ------
                                                        5,972        12,480
Less current maturities                                 5,972         5,570
                                                       ------        ------
Long-term debt                                           --           6,910
                                                       ------        ------


The banking institutions' loan obligations represent interest bearing lines-of-credit extended to the Company. The amounts at December 31, 1996 have been reduced by the extraordinary item described above. Two of the three banking institutions have withdrawn their credit lines for the Company and have requested payment of their outstanding balances in January 1997. The remaining bank has not requested immediate payment and has informally continued a line-of-credit for DM1.3 million. The weighted average interest rate for the loan obligations to banking institutions was 5.5% in 1996 and 8.7% in 1995.

The landlord loan represents unpaid rental payments, prior to 1994, related to the Company's Neu-Ulm facility which were converted to a loan obligation at the end of 1993. This loan has been paid through monthly installments of approximately DM26,000, including interest at 8%.


5. Related Party Transactions

In 1995, the owner of the Company's leased facility in Neu-Ulm acquired 75% ownership of L.A.B. through a capital contribution of DM1.5 million. The Company has not made rental payments related to this facility for 1995 and 1996. In contemplation of the acquisition of L.A.B. by AAI, this majority-owner of the Company, as of December 30, 1996, has waived all claims against L.A.B., except for approximately DM2.9 million of the rental payments discussed above. This forgiveness of liability of approximately DM2.9 million has been recognized as a contribution of capital by this partner to owners' equity.

In 1996, AAI advanced DM1.5 million to L.A.B. as a prepayment for work to be performed by the Company. As of December 31, 1996, there was approximately DM1.4 million remaining in customer advances. L.A.B. performed approximately DM100,000 of work for AAI in 1996.

6. Income Taxes

The provision for income taxes relates to taxable income of subsidiary companies. The main operating company in Germany has had losses for both 1996 and 1995 which accrued to the existing partners; therefore, no tax loss carryforwards will be available for AAI. Tax loss carryforwards available to AAI at the non-German operations would have a 100% valuation allowance given the historical operating losses at such operations.

7. Commitments and Contingencies

The Company leases land, buildings and equipment under renewable lease arrangements classified as operating leases. Lease expense recognized under such agreements totaled DM5.1 million and DM4.0 million for the years ended December 31, 1996 and 1995, respectively. Included in both the 1996 and 1995 amounts was approximately DM1.5 million which was ultimately forgiven.

Future minimum rentals due under lease agreements as of December 31, 1996 are DM2.2 million - 1997; DM1.7 million - 1998; DM1.5 million - 1999; DM1.7 million
- 2000; DM1.5 million - 2001 and none thereafter.


8. Going Concern

L.A.B.'s current liabilities exceed its current assets at both December 31, 1996 and 1995, and given its financial resource availability described in footnote 4, there would exist substantial doubt regarding the Company's ability to continue as a going concern; however, this situation is alleviated by the AAI acquisition and AAI's ability and intent to make financing available to fund L.A.B.'s operations for the next year.

                       Applied Analytical Industries, Inc.
                         Pro Forma Financial Information

The following unaudited pro forma financial information is presented to reflect the acquisition of L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co. ( "L.A.B.") by Applied Analytical Industries, Inc. ("AAI" or the "Company") as if it had occured at the beginning of 1996. This pro forma financial information is presented for informational purposes and is not necessarily indicative of the consolidated results that would have been achieved had the acquisition been consummated at the beginning of the period presented. A pro forma balance sheet is not presented as of December 31, 1996, since the L.A.B. transaction is reflected in such consolidated balance sheet of AAI.

                   Pro Forma Condensed Statement of Operations
                      (In thousands, except per share data)
                                   (Unaudited)

                                          Historical       Historical        Pro forma        Pro forma
Year ended December 31, 1996                 AAI             L.A.B.         adjustments        combined
----------------------------                 ---             ------         -----------        --------
Net sales                                   $42,162          $18,223            $ --           $60,385

Operating costs and expenses:
   Cost of sales                             17,621           15,638             (840)          32,419
   Selling                                    6,357            1,774             (112)           8,019
   General and administrative                 8,908            4,161              359           13,428
   Research and development                   4,216            1,515                             5,731
   Unusual item                               6,600                                              6,600
                                            -------          -------            -----          -------
                                             43,702           23,088             (593)          66,197
                                            -------          -------            -----          -------
Income (loss) from operations                (1,540)          (4,865)             593           (5,812)
Other income (expense), net                     494             (645)             219               68
                                            -------          -------            -----          -------
Income (loss) before income taxes            (1,046)          (5,510)             812           (5,744)
Provision for income taxes                    2,102              627                             2,729
                                                             -------            -----          -------
Net income (loss)                           $(3,148)         $(6,137)           $ 812          $(8,473)
                                            -------          -------            -----          -------

Earnings (loss) per share                   $ (0.23)                                           $ (0.63)
                                            -------                                            -------
Weighted average shares                      13,440                                             13,440
                                            -------                                            -------


                 The accompanying notes are an integral part of
                     this pro forma financial information.

                       Applied Analytical Industries, Inc.
                    Notes to Pro Forma Financial Information
                                   (Unaudited)


1. AAI Historical Information

The historical AAI information reflects the write-off of certain in-process research and development costs with an appraised value of approximately $6.6 million, in connection with the L.A.B. acquisition on the unusual item line.

2. L.A.B. Historical Information.

The historical L.A.B. information used in the pro forma statement of operations does not include the extraordinary items reported in 1996. Additionally, it has been translated from Deutsche marks to U.S. dollars using an exchange rate of
1.505 marks per dollar, which was calculated using monthly exchange rates for 1996 published by the Federal Reserve. The Company believes this is a reasonable representation to what actual exchange rates may have been.

3. Pro Forma Adjustments.

The pro forma adjustments include the following:

Amortization of intangibles ($737,000) and depreciation on assets ($56,000) where the allocated purchase price is greater than the historical L.A.B. value.

A reduction in rental expense ($1,120,000) related to the Neu-Ulm facility to reflect the accrued amounts forgiven by the landlord to be more in-line with future rent.

A reduction in general and administrative expenses for L.A.B. merger related costs ($266,000) incurred during 1996.

A reduction in interest expense ($219,000) related to L.A.B. forgiven bank debt.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                  Exhibit Index

Exhibit
  No.                                  Description
  ---                                  -----------


3.1         - Amended and Restated Certificate of Incorporation of the Company
              (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1996)


3.2         - Restated By-laws of the Company (incorporated by reference to
              Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

4.1         - Articles Fourth, Seventh, Eleventh and Twelfth of the form of
              Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

4.2         - Article II of the form of Restated By-laws of the Company
              (included in Exhibit 3.2)

4.3         - Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.1        - Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit
              10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.2        - Applied Analytical Industries, Inc. 1995 Restricted Stock Award
              Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.3        - Applied Analytical Industries, Inc. 1995 Stock Option Plan
              (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.4        - Applied Analytical Industries, Inc. 1996 Stock Option Plan
              (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.5        - Stockholder Agreement dated as of November 17, 1995 among the
              Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.6        - Preferred Stock Purchase Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership and James L. Waters (incorporated by reference to
              Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.7        - Loan Agreement dated as of December 21, 1992 between
              NationsBank, N.A. and the Company, together with the First Amendment and Second Amendment thereto and agreement extending the term thereof (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.8        - Loan Agreement dated as of November 1, 1988 between the Company and The New Hanover County Industrial Facilities and Pollution Control Financing Authority (incorporated by reference to Exhibit
              10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.9        - Letter of Credit Reimbursement Agreement dated November 1, 1988 between NationsBank, N.A. (formerly, NCNB National Bank of North Carolina) and the Company, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.10       - Lease Agreement dated as of March 7, 1994 between 5051 New
              Centre Drive, L.L.C., as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.11       - Lease Agreement dated as of December 23, 1993 between I-40
              Properties, as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.12       - Development Agreement dated as of April 25, 1994 between the
              Company and Endeavor Pharmaceuticals, Inc. (formerly, GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.13       - Development Agreement dated as of April 4, 1995 between the
              Company and Aesgen, Inc. (incorporated by reference to Exhibit
              10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.14       - Loan Agreement dated as of December 30, 1996 between
              NationsBank, N.A. and the Company

10.15       - Letter dated August 22, 1996 from NationsBank, N.A. to the
              Company extending the maturity of certain indebtedness (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.16       - Registration Rights Agreement dated as of November 17, 1996 among the Company, GS Capital Partners II, L.P., Wakefield
              Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.16 to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-05535))

10.17       - Underwriting Agreement dated September 19, 1996 between the
              Company and Goldman Sachs & Co., Cowen & Company and Lehman Brothers, Inc., as representatives of the underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.18       - Option Agreement between Applied Analytical Industries, Inc. and
              My Asset Management GmbH and Friedrich Herzog von Wurttemberg. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated December 31, 1996)

10.19       - Purchase and Assignment Agreement between Friedrich Herzog von
              Wurttemberg and My Asset Management GmbH (incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K dated December 31, 1996)

13          - 1996 Annual Report to Shareholders

21          - Subsidiaries of Applied Analytical Industries, Inc.

27          - Financial Data Schedule (for SEC use only)