Form 10-Q
period 1997-03-31
APPLIED ANALYTICAL INDUSTRIES INC
filed 1997-05-15
CIK 1013243

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

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


                                 (910) 392-1606
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES  X   NO
                                         ---     ---

The number of shares of the Registrant's common stock outstanding, as of May 8, 1997 was 16,287,423 shares.

                      Applied Analytical Industries, Inc.
                               Table of Contents


The terms "Company", "Registrant" or "AAI" in this Form 10-Q include Applied Analytical Industries, Inc. and its subsidiaries, except where the context may indicate otherwise. The term "L.A.B." refers to L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co., which was acquired by the Company as of December 31, 1996.

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)
         Condensed Consolidated Statement of Income                         2
         Condensed Consolidated Balance Sheet                               3
         Condensed Consolidated Statement of Cash Flows                     4
         Notes to Condensed Consolidated Financial Statements               5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                6

PART II. OTHER INFORMATION

         Any item which is not applicable or to which the answer is negative has been omitted.

Item 6.  Exhibits and Reports on Form 8-K                                   8


SIGNATURES                                                                  8

Item 1. Financial Statements (unaudited)

                      Applied Analytical Industries, Inc.
                   Condensed Consolidated Statement of Income
                    (In thousands, except per share amounts)
                                  (Unaudited)




                                                 Three months ended
                                                     March 31,
                                              ------------------------
                                               1997             1996
                                              -------         --------
Net sales (includes related party net
   sales of $1,975 and $2,303)                $15,222         $  9,925

Operating costs and expenses:
   Cost of sales                                7,491            4,118
   Selling                                      1,835            1,544
   General and administrative                   3,407            2,273
   Research and development                     1,618              852
                                              -------         --------
                                               14,351            8,787
                                              -------         --------

   Income from operations                         871            1,138

Other income (expense):
   Interest income                                508              145
   Other, net                                     124             (174)
                                              -------         --------
                                                  632              (29)
                                              -------         --------

Income before income taxes                      1,503            1,109
Provision for income taxes                        593              454
                                              -------         --------
Net income                                    $   910         $    655
                                              =======         ========

Earnings per share                            $  0.06         $   0.06
                                              =======         ========
Weighted average shares outstanding            16,409           11,918
                                              =======         ========


   The accompanying notes are an integral part of these financial statements.

                      Applied Analytical Industries, Inc.
                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                            March 31,        December 31,
                                                              1997              1996
                                                          -----------        -----------
                                                          (Unaudited)
                                    ASSETS
Current assets:
Cash and cash equivalents                                   $ 34,863          $  42,186
Accounts receivable                                           10,919             10,033
Work-in-progress                                              11,302              9,462
Prepaid and other current assets                               6,576              6,357
                                                            --------          ---------
         Total current assets                                 63,660             68,038
                                                            --------          ---------
Property and equipment, net                                   20,200             19,216
Goodwill and other intangibles                                13,656             14,953
Other assets                                                   2,233              2,271
                                                            --------          ---------
         Total assets                                       $ 99,749          $ 104,478
                                                            ========          =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt
   and short-term debt                                      $  3,696          $   2,092
Accounts payable                                               3,712              8,429
Customer advances                                              7,350              7,790
Accrued wages and benefits                                     3,887              5,127
Other accrued liabilities                                      7,612              8,845
                                                            --------          ---------
         Total current liabilities                            26,257             32,283
                                                            --------          ---------
Long-term debt                                                 7,403              6,671
Other liabilities                                              1,111              1,529
Commitments and contingencies
Stockholders' equity:
  Preferred stock                                               --                 --
  Common stock                                                    16                 16
  Paid-in capital                                             66,792             66,719
Retained earnings (deficit)                                   (1,681)            (2,591)
Stock subscriptions receivable                                  (149)              (149)
                                                            --------          ---------
         Total stockholders' equity                           64,978             63,995
                                                            --------          ---------
         Total liabilities and stockholders' equity         $ 99,749          $ 104,478
                                                            ========          =========



   The accompanying notes are an integral part of these financial statements.

                      Applied Analytical Industries, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                 Three months ended
                                                                      March 31,
                                                             --------------------------
                                                               1997              1996
                                                             --------          --------

Net income                                                   $    910          $    655
Adjustments to reconcile to net cash provided
    (used) by operating activities:
      Depreciation and amortization                             1,010               443
      Other                                                        75                 1
      Changes in assets and liabilities:
         Trade and other receivables                             (810)           (2,178)
         Work-in-progress                                      (1,397)              764
         Prepaid and other assets, net                            (97)              121
         Accounts payable                                      (4,572)             (859)
         Customer advances                                         62               409
         Other accrued liabilities                             (2,200)             (676)
                                                             --------          --------
Net cash provided (used) by operating activities               (7,019)           (1,320)
                                                             --------          --------
Cash flows from investing activities:
Purchase of property and equipment                             (2,255)           (1,095)
Other                                                            (165)               50
                                                             --------          --------
Net cash used by investing activities                          (2,420)           (1,045)
                                                             --------          --------
Cash flows from financing activities:
Net proceeds (payments) short-term debt                         1,383              (348)
Net proceeds (payments) long-term borrowings                      732              (190)
Sale of common stock                                               14              --
                                                             --------          --------
Net cash provided (used) by financing activities                2,129              (538)
                                                             --------          --------
Net (decrease) increase in cash and cash equivalents           (7,310)           (2,903)
Effect of exchange rate changes on cash                           (13)
Cash and cash equivalents, beginning of period                 42,186            13,081
                                                             --------          --------
Cash and cash equivalents, end of period                     $ 34,863          $ 10,178
                                                             ========          ========

Supplemental information, cash paid for:
  Interest                                                   $    159          $    182
  Income taxes                                               $    317          $     88

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

2. Earnings Per Share

The weighted average shares used in the calculation of earnings per share for the first quarter of 1997 represents the weighted average shares outstanding plus the dilutive impact of stock options. The shares used in the calculation of 1996 earnings per share represent pro forma shares which take into consideration convertible preferred stock and common stock options and awards issued during the twelve months preceding July 1996.

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, which establishes new standards for computing and presenting earnings per share information. This statement will be effective for the Company's year-end 1997 financial statements and will require the restatement of all prior-period earnings per share data presented; however, earlier application is not permitted. The earnings per share data for the first quarter of 1997 will be the same as that computed under the new standard, assuming dilution. The Company has not determined the impact on prior-period data at this time.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's quarterly results have been and are expected to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including the commencement, completion or cancellation of large contracts, progress of ongoing contracts, recognition of licensing revenue, potential acquisitions, the timing of start-up expenses for new facilities and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts or the recognition of licensing revenue (on projects for which associated expense may have been recognized in prior periods) can materially affect quarterly results. In addition, the first quarter of 1997 includes the operating results of L.A.B., the European contract research organization which was acquired by the Company on December 31, 1996. Accordingly, the Company believes that comparisons of its quarterly financial results may not be meaningful.

Results of Operations - First Quarter 1997 compared to First Quarter
1996

Net sales for the first quarter of 1997 increased 53% to $15.2 million compared to $9.9 million in 1996. The core fee-for-service revenues were $13.7 million in 1997, up 47% from $9.3 million in 1996. The addition of L.A.B. was the major contributing factor for this increase. Revenues from licensing and royalties were $1.5 million in 1997 compared to $650,000 last year. L.A.B. contributed approximately one-third of these 1997 licensing revenues.

Cost of sales as a percentage of net sales increased to 49.2% compared to 41.5% last year. This increase is mostly attributable to the addition of L.A.B., which has historically operated at lower margins compared to the domestic operations of AAI. The Company has begun instituting changes at L.A.B. which it expects to increase their operating margins to be more in-line with domestic results.

Selling expense as a percentage of net sales declined to 12.0% compared to 15.5% last year. The decline primarily resulted from the addition of L.A.B. sales with very little related selling expense. Prior to being acquired, L.A.B. had significantly reduced their marketing activities. The Company is in the process of expanding the sales and marketing activities in Europe which should result in more normal levels of selling expense in future periods.

General and administrative expenses as a percentage of net sales were approximately even, 22.4% in 1997 compared to 22.9% in 1996. The Company has continued its efforts at controlling general and administrative expenses in line with overall growth.

Research and development expenses were $1.6 million in 1997 compared to $852,000 in 1996. The Company has continued spending on internal development projects in the U.S. and has now supplemented its program with L.A.B.'s active program in Europe.

Other income increased in 1997 compared to 1996 as a result of higher cash balances generating more interest income.

Liquidity and Capital Resources

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Working capital was approximately $37.4 million at March 31, 1997 compared to approximately $35.8 million at December 31, 1996. Additionally, the Company has available a $20 million credit facility to supplement its liquidity needs.

Capital expenditures were approximately $2.3 million during the first quarter of 1997 compared to approximately $1.1 million during the same period last year. The Company anticipates total capital expenditures for 1997 of approximately $10 million.

AAI expects to continue expanding its operations through internal growth and strategic acquisitions. Such activities will be funded from existing cash and cash equivalents, cash flow from operations and borrowings. The Company believes that such sources of cash will be sufficient to fund operations and capital obligations for the current and foreseeable future and to pay existing debt as it becomes due. Although the Company has no present acquisition agreements or arrangements, there may be future acquisition or growth opportunities that require additional external financing for which the Company may from time-to-time seek to obtain funds through the public or private issuance of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company.

This Quarterly Report may contain certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the Company's belief and assumptions, as well as information currently available to the Company. When used herein, the words, "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance or financial condition may vary materially from those anticipated, estimated or expected. Key factors that may have a direct bearing on the Company's results, performance and financial condition include, but are not limited to, the Company's dependence on and effect of government regulation; its management of growth and acquisition risks, including its integration of acquired operations; the level of outsourcing of research, development and testing activities in the pharmaceutical and biotechnology industries; its dependence on key personnel, and its dependence on third-party marketing and distribution of internally developed drugs.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

Reports on Form 8-K:

The Company filed a report on Form 8-K, dated January 15, 1997, to report the L.A.B. acquisition as of December 31, 1996. Such report, was amended on March 17, 1997, to include the financial statements of L.A.B. and other financial information.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Applied Analytical Industries, Inc.

Date:  May 15, 1997              By: /s/   FREDERICK D. SANCILIO
                                     ------------------------------------------
                                     Frederick D. Sancilio, Ph.D.
                                     Chairman of the Board and Chief Executive
                                     Officer (Principal Executive Officer)



Date:  May 15, 1997              By: /s/  MARK P. COLONNESE
                                     ------------------------------------------
                                     Mark P. Colonnese
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

                      APPLIED ANALYTICAL INDUSTRIES, INC.
                                 Exhibit Index

Exhibit
  No.                             Description
  ---                             -----------

3.1 - Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

3.2    - Restated By-laws of the Company (incorporated by reference to Exhibit
         3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

4.1 - Articles Fourth, Seventh, Eleventh and Twelfth of the form of Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

4.2 - Article II of the form of Restated By-laws of the Company (included in Exhibit 3.2)

4.3 - Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.1 - Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-
         5535))

10.2 - Applied Analytical Industries, Inc. 1995 Restricted Stock Award Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.3 - Applied Analytical Industries, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.4 - Applied Analytical Industries, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.5   - Stockholder Agreement dated as of November 17, 1995 among the
         Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1

Exhibit
  No.                             Description
  ---                             -----------

         thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.6 - Preferred Stock Purchase Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership and James L. Waters (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.7 - Loan Agreement dated as of December 21, 1992 between NationsBank, N.A. and the Company, together with the First Amendment and Second Amendment thereto and agreement extending the term thereof (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.8 - Loan Agreement dated as of November 1, 1988 between the Company and The New Hanover County Industrial Facilities and Pollution Control Financing Authority (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-
         5535))

10.9 - Letter of Credit Reimbursement Agreement dated November 1, 1988 between NationsBank, N.A. (formerly, NCNB National Bank of North Carolina) and the Company, as amended (incorporated by reference to
         Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.10 - Lease Agreement dated as of March 7, 1994 between 5051 New Centre Drive, L.L.C., as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.11 - Lease Agreement dated as of December 23, 1993 between I-40 Properties, as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.12 - Development Agreement dated as of April 25, 1994 between the Company and Endeavor Pharmaceuticals Inc. (formerly, GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.13 - Development Agreement dated as of April 4, 1995 between the Company and Aesgen, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-
         5535))

Exhibit
  No.                             Description
  ---                             -----------


10.14  - Loan Agreement dated as of December 30, 1996 between NationsBank,
         N.A. and the Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1996)

10.15 - Letter dated August 22, 1996 from NationsBank, N.A. to the Company extending the maturity of certain indebtedness (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.16 - Registration Rights Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit
         10.16 to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

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

27     - Financial Data Schedule (for SEC use only)