Form 10-Q
period 1997-06-30
APPLIED ANALYTICAL INDUSTRIES INC
filed 1997-08-14
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

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

The number of shares of the Registrant's common stock outstanding, as of August 8, 1997 was 16,289,002 shares.

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


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
           Condensed Consolidated Statement of Income                      3
           Condensed Consolidated Balance Sheet                            4
           Condensed Consolidated Statement of Cash Flows                  5
           Notes to Condensed Consolidated Financial Statements            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             7


PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                  10


SIGNATURES                                                                 11

EXHIBIT INDEX                                                              12

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                              Three months ended                    Six months ended
                                                     June 30,                           June 30,
                                          --------------------------          --------------------------
                                            1997              1996              1997              1996
                                          --------          --------          --------          --------

Net sales (includes related party
  net sales of $1,372; $2,665;
  $3,348 and $4,968, respectively)        $ 15,767          $ 10,849          $ 30,989          $ 20,774

Operating costs and expenses:
   Cost of sales                             7,566             4,697            15,057             8,815
   Selling                                   1,829             1,583             3,664             3,127
   General and administrative                3,808             2,383             7,215             4,656
   Research and development                  1,753               940             3,371             1,792
                                          --------          --------          --------          --------
                                            14,956             9,603            29,307            18,390
                                          --------          --------          --------          --------

Income from operations                         811             1,246             1,682             2,384

Other income (expense):
   Interest income                             653                74             1,308               219
   Other, net                                 (313)              (66)             (336)             (240)
                                          --------          --------          --------          --------
                                               340                 8               972               (21)
                                          --------          --------          --------          --------

Income before income taxes                   1,151             1,254             2,654             2,363
Provision for income taxes                     568               513             1,161               967
                                          --------          --------          --------          --------
Net income                                $    583          $    741          $  1,493          $  1,396
                                          --------          --------          --------          --------

Earnings per share                        $   0.04          $   0.06          $   0.09          $   0.12
                                          --------          --------          --------          --------
Weighted average shares
  outstanding                               16,417            11,918            16,429            11,918
                                          --------          --------          --------          --------




   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                                 (In thousands)


                                                                        June 30,         December 31,
                                                                          1997               1996
                                                                       ---------          ---------
                                                                      (Unaudited)
                                    ASSETS

Current assets:
Cash and cash equivalents                                              $  27,800          $  42,186
Accounts receivable                                                       17,429             10,033
Work-in-progress                                                           8,995              9,462
Prepaid and other current assets                                           6,546              6,357
                                                                       ---------          ---------
         Total current assets                                             60,770             68,038
                                                                       ---------          ---------
Property and equipment, net                                               22,480             19,216
Goodwill and other intangibles                                            12,937             14,953
Other assets                                                               2,379              2,271
                                                                       ---------          ---------
         Total assets                                                  $  98,566          $ 104,478
                                                                       ---------          ---------

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt
   and short-term debt                                                 $   6,144          $   2,092
Accounts payable                                                           4,201              8,429
Customer advances                                                          5,903              7,790
Accrued wages and benefits                                                 3,397              5,127
Other accrued liabilities                                                  5,169              8,845
                                                                       ---------          ---------
         Total current liabilities                                        24,814             32,283
                                                                       ---------          ---------
Long-term debt                                                             7,029              6,671
Other liabilities                                                          1,092              1,529
Commitments and contingencies
Stockholders' equity:
  Preferred stock                                                           --                 --
  Common stock                                                                16                 16
  Paid-in capital                                                         66,866             66,719
Retained earnings (deficit)                                               (1,102)            (2,591)
Stock subscriptions receivable                                              (149)              (149)
                                                                       ---------          ---------
         Total stockholders' equity                                       65,631             63,995
                                                                       ---------          ---------
         Total liabilities and stockholders' equity                    $  98,566          $ 104,478
                                                                       ---------          ---------


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                            Six months ended
                                                                                June 30,
                                                                      ---------------------------
                                                                         1997              1996
                                                                      ---------          --------

Net income                                                            $   1,493          $  1,396
Adjustments to reconcile to net cash provided
    (used) by operating activities:
      Depreciation and amortization                                       2,213               939
      Other                                                                 174                24
      Changes in assets and liabilities:
         Trade and other receivables                                     (7,575)           (3,345)
         Work-in-progress                                                   (47)              336
         Prepaid and other assets, net                                     (305)           (1,355)
         Accounts payable                                                (4,047)             (490)
         Customer advances                                               (1,203)             (320)
         Other accrued liabilities                                       (4,657)             (107)
                                                                      ---------          --------
Net cash provided (used) by operating activities                        (13,954)           (2,922)
                                                                      ---------          --------
Cash flows from investing activities:
Purchase of property and equipment                                       (5,258)           (2,419)
Other                                                                      (207)               91
                                                                      ---------          --------
Net cash used by investing activities                                    (5,465)           (2,328)
                                                                      ---------          --------
Cash flows from financing activities:
Net proceeds (payments) short-term debt                                   4,038            (2,331)
Net proceeds (payments) long-term borrowings                                984              (414)
Dividends                                                                  --              (1,051)
Sale of common stock                                                         32              --
                                                                      ---------          --------
Net cash provided (used) by financing activities                          5,054            (3,796)
                                                                      ---------          --------
Net (decrease) increase in cash and cash equivalents                    (14,365)           (9,046)
Effect of exchange rate changes on cash                                     (21)             --
Cash and cash equivalents, beginning of period                           42,186            13,081
                                                                      ---------          --------
Cash and cash equivalents, end of period                              $  27,800          $  4,035
                                                                      ---------          --------

Supplemental information, cash paid for:
  Interest                                                            $     248          $    264
  Income taxes                                                        $     739          $    946


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

2.    EARNINGS PER SHARE

The weighted average shares used in the calculation of earnings per share for 1997 represents the weighted average shares outstanding plus the dilutive impact of stock options. The shares used in the calculation of 1996 earnings per share represent pro forma shares which take into consideration convertible preferred stock and common stock options and awards issued during the twelve months preceding July 1996.

In February 1997 the Financial Accounting Standards Board issued Statement No. 128, which establishes new standards for computing and presenting earnings per share information. This statement will be effective for the Company's year-end 1997 financial statements and will require the restatement of all prior-period earnings per share data presented; however, earlier application is not permitted. The earnings per share data for 1997 will be the same as that computed under the new standard, assuming dilution. The Company has not determined the impact on prior-period data at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's quarterly results have been and are expected to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including the commencement, completion or cancellation of large contracts, progress of ongoing contracts, recognition of licensing revenue, potential acquisitions, the timing of start-up expenses for new facilities and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts or the recognition of licensing revenue (on projects for which associated expense may have been recognized in prior periods) can materially affect quarterly results. In addition, 1997 includes the operating results of L.A.B., the European contract research organization which was acquired by the Company on December 31, 1996. Accordingly, the Company believes that comparisons of its quarterly financial results may not be meaningful.

RESULTS OF OPERATIONS - SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

Net sales for the second quarter of 1997 increased 45% to $15.8 million compared to $10.8 million in 1996. The core fee-for-service revenues were $15.2 million in 1997, up 43% from $10.6 million in 1996. The addition of L.A.B. was the major contributing factor for this increase. Revenues from licensing and royalties were $590,000 in 1997 compared to $283,000 last year.

The Company suspended discussions on new license arrangements at the request of a third party, with whom it had been engaged in a potential business combination transaction, during the second quarter of 1997, which had an adverse effect on second quarter results. The Company has received a $1 million payment from such party, in part, as consideration for the loss in earnings associated with the suspension of licensing discussions, the related disruption to normal business activities and related expenses. The business combination discussions have been terminated and the Company expects to recognize the payment as income along with related expenses in the third quarter.

Cost of sales as a percentage of net sales increased to 48.0% compared to 43.3% last year. This increase is mostly attributable to the addition of L.A.B., which has historically operated at lower margins compared to the domestic operations of AAI. The Company is instituting changes at L.A.B. that are intended to increase operating margins to be more in-line with domestic results.

Selling expense as a percentage of net sales declined to 11.6% compared to 14.6% last year. The decline primarily resulted from the addition of L.A.B. sales with very little related selling expense. Prior to being acquired, L.A.B. had significantly reduced their marketing activities. The Company is in the process of expanding the sales and marketing activities in Europe, which should result in more normal percentage levels of selling expense in future periods.

General and administrative expenses as a percentage of net sales increased to 24.2% in 1997 compared to 22.0% in 1996. The Company has continued its efforts at controlling general and administrative expenses in line with overall growth. The increase during 1997 is mainly attributable to the inclusion of L.A.B. and increased spending on information technology.

Research and development expenses were $1.8 million in 1997 compared to $940,000 in 1996. The Company has continued spending on internal development projects in the U.S. and has now supplemented its program with L.A.B.'s active program in Europe.

Other income increased in 1997 compared to 1996 as a result of higher cash balances generating more interest income.

RESULTS OF OPERATIONS - SIX MONTHS 1997 COMPARED TO SIX MONTHS 1996

Net sales for the first six months of 1997 increased 49% to $31.0 million compared to $20.8 million in 1996. The core fee-for-service revenues were $28.9 million in 1997, up 46% from $19.8 million in 1996. The addition of L.A.B. was the major contributing factor for this increase. Revenues from licensing and royalties were $2.1 million in 1997 compared to $933,000 last year.

Cost of sales as a percentage of net sales increased to 48.6% compared to 42.4% last year. This increase is mostly attributable to the addition of L.A.B., which has historically operated at lower margins compared to the domestic operations of AAI.

Selling expense as a percentage of net sales declined to 11.8% compared to 15.1% last year. The decline primarily resulted from the addition of L.A.B. sales with very little related selling expense. Prior to being acquired, L.A.B. had significantly reduced their marketing activities.

General and administrative expenses as a percentage of net sales increased to 23.3% in 1997 compared to 22.4% in 1996. The Company has continued its efforts at controlling general and administrative expenses in line with overall growth. The increase during 1997 is mainly attributable to the inclusion of L.A.B. and increased spending on information technology.

Research and development expenses were $3.4 million in 1997 compared to $1.8 million in 1996. The Company has continued spending on internal development projects in the U.S. and has now supplemented its program with L.A.B.'s active program in Europe.

Other income increased in 1997 compared to 1996 as a result of higher cash balances generating more interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Working capital was approximately $36.0 million at June 30, 1997 compared to approximately $35.8 million at December 31, 1996. Additionally, the Company has available a $20 million credit facility to supplement its liquidity needs.

Capital expenditures were approximately $5.3 million during the first half of 1997 compared to approximately $2.4 million during the same period last year. The Company anticipates total capital expenditures for 1997 of approximately $10 million.

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

This quarterly report may contain certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the Company's belief and assumptions, as well as information currently available to the Company. When used herein, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance or financial condition may vary materially from those anticipated, estimated or expected. Key factors that may have a direct bearing on the Company's results, performance and financial condition include, but are not limited to, the Company's dependence on and effect of government regulations; its management of growth and acquisition risks, including its integration of acquired operations; the level of outsourcing of research, development and testing activities in the pharmaceutical and biotechnology industries; its dependence on key personnel; and its dependence on third-party marketing and distribution of internally developed drugs.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 12, 1997, the Company held its annual meeting of stockholders. The total shares outstanding of common stock as of the record date was 16,292,933. The matters voted upon at the meeting and the results are as follows:

Election of Directors, term to expire 2000:

                            Frederick D. Sancilio, Ph.D.    William H. Underwood
                            ----------------------------    --------------------
         Votes for                 13,380,758                     13,380,758
         Votes against                   -                             -
         Votes withheld                  -                             -
         Abstentions                       10                             10

Approval of the 1997 Stock Option Plan authorizing the issuance of options to purchase 486,000 shares of common stock:

         Votes for                  13,377,793
         Votes against                   2,775
         Votes withheld                    -
         Abstentions                       200

Ratify the appointment of Price Waterhouse LLP as independent auditors for the Company for the fiscal year ending December 31, 1997:

         Votes for                  13,308,123
         Votes against                     907
         Votes withheld                    -
         Abstentions                    71,738

No other matters were voted upon at the meeting.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

None filed during the quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 APPLIED ANALYTICAL INDUSTRIES, INC.

Date: August 14, 1997            By:  /s/   FREDERICK D. SANCILIO
                                     ----------------------------
                                     Frederick D. Sancilio, Ph.D.
                                     Chairman of the Board and Chief Executive
                                     Officer (Principal Executive
                                     Officer)

Date: August 14, 1997            By:  /s/  MARK P. COLONNESE
                                     -----------------------
                                     Mark P. Colonnese
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)

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

       10.1     - Employment Agreement dated November 17, 1995 between the
                  Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.2     - Applied Analytical Industries, Inc. 1995 Restricted Stock
                  Award Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

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

      EXHIBIT
        NO.                          DESCRIPTION
        ---                          -----------

       10.6     - Preferred Stock Purchase Agreement dated as of November 17,
                  1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership and James L. Waters (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.7     - Loan Agreement dated as of December 21, 1992 between
                  NationsBank, N.A. and the Company, together with the First Amendment and Second Amendment thereto and agreement extending the term thereof (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.8     - Loan Agreement dated as of November 1, 1988 between the
                  Company and The New Hanover County Industrial Facilities and Pollution Control Financing Authority (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.9     - Letter of Credit Reimbursement Agreement dated November 1,
                  1988 between NationsBank, N.A. (formerly, NCNB National Bank of North Carolina) and the Company, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.10    - Lease Agreement dated as of March 7, 1994 between 5051 New
                  Centre Drive, L.L.C., as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.11    - Lease Agreement dated as of December 23, 1993 between I-40
                  Properties, as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.12    - Development Agreement dated as of April 25, 1994 between the
                  Company and Endeavor Pharmaceuticals Inc. (formerly, GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.13    - Development Agreement dated as of April 4, 1995 between the
                  Company and Aesgen, Inc. (incorporated by reference to Exhibit
                  10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

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