Form 10-Q
period 1997-09-30
APPLIED ANALYTICAL INDUSTRIES INC
filed 1997-11-14
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

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

The number of shares of the Registrant's common stock outstanding as of November 7, 1997 was 16,293,407 shares.

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


                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         Condensed Consolidated Statement of Income                       3
         Condensed Consolidated Balance Sheet                             4
         Condensed Consolidated Statement of Cash Flows                   5
         Notes to Condensed Consolidated Financial Statements             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              7


PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                       10

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                11


SIGNATURES                                                               11

EXHIBIT INDEX                                                            12

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                            Three months ended            Nine months ended
                                               September 30,                September 30,
                                         -----------------------       -----------------------
                                           1997           1996           1997           1996
                                         --------       --------       --------       --------

Net sales (includes related party
  net sales of $881; $2,608; $4,228
  and $7,575, respectively)              $ 14,021       $ 10,396       $ 45,010       $ 31,170

Operating costs and expenses:
   Cost of sales                            7,994          4,194         23,051         13,010
   Selling                                  2,268          1,448          5,932          4,575
   General and administrative               4,022          2,016         11,237          6,672
   Research and development                 2,379          1,398          5,750          3,189
                                         --------       --------       --------       --------
                                           16,663          9,056         45,970         27,446
                                         --------       --------       --------       --------

Income (loss) from operations              (2,642)         1,340           (960)         3,724

Other income (expense):
   Interest income                            431             74          1,739            316
   Other, net                                  63           (114)          (273)          (377)
                                         --------       --------       --------       --------
                                              494            (40)         1,466            (61)
                                         --------       --------       --------       --------

Income (loss) before income taxes          (2,148)         1,300            506          3,663
Provision (benefit) for income taxes         (984)           501            177          1,468
                                         --------       --------       --------       --------
Net income (loss)                        $ (1,164)      $    799       $    329       $  2,195
                                         --------       --------       --------       --------

Earnings (loss) per share                $  (0.07)      $   0.06       $   0.02       $   0.18
                                         --------       --------       --------       --------

Weighted average shares
  outstanding                              16,519         13,484         16,457         12,444
                                         --------       --------       --------       --------

   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                                 (In thousands)


                                                       September 30,   December 31,
                                                           1997            1996
                                                         --------       ---------
                                                       (Unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents                                $ 26,714       $  42,186
Accounts receivable                                        16,188          10,033
Work-in-progress                                            9,117           9,462
Prepaid and other current assets                            5,616           6,357
                                                         --------       ---------
         Total current assets                              57,635          68,038
                                                         --------       ---------
Property and equipment, net                                23,682          19,216
Goodwill and other intangibles                             12,680          14,953
Other assets                                                2,676           2,271
                                                         --------       ---------
         Total assets                                    $ 96,673       $ 104,478
                                                         ========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt
   and short-term debt                                   $  6,198       $   2,092
Accounts payable                                            4,166           8,429
Customer advances                                           5,987           7,790
Accrued wages and benefits                                  3,590           5,127
Other accrued liabilities                                   4,254           8,845
                                                         --------       ---------
         Total current liabilities                         24,195          32,283
                                                         --------       ---------
Long-term debt                                              6,811           6,671
Other liabilities                                           1,099           1,529
Commitments and contingencies
Stockholders' equity:
  Preferred stock                                            --              --
  Common stock                                                 16              16
  Paid-in capital                                          66,953          66,719
Retained earnings (deficit)                                (2,252)         (2,591)
Stock subscriptions receivable                               (149)           (149)
                                                         --------       ---------
         Total stockholders' equity                        64,568          63,995
                                                         --------       ---------
         Total liabilities and stockholders' equity      $ 96,673       $ 104,478
                                                         ========       =========


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                      Nine months ended
                                                                        September 30,
                                                                   -----------------------
                                                                     1997           1996
                                                                   --------       --------

Net income                                                         $    329       $  2,195
Adjustments to reconcile to net cash provided
   (used) by operating activities:
      Depreciation and amortization                                   3,522          1,475
      Other                                                             501             39
      Changes in assets and liabilities:
         Trade and other receivables                                 (6,353)        (3,097)
         Work-in-progress                                              (187)         1,174
         Prepaid and other assets, net                                  624         (2,112)
         Accounts payable                                            (3,935)           258
         Customer advances                                           (1,164)          (882)
         Other accrued liabilities                                   (5,411)           (54)
                                                                   --------       --------
Net cash provided (used) by operating activities                    (12,074)        (1,004)
                                                                   --------       --------
Cash flows from investing activities:
Purchase of property and equipment                                   (8,124)        (5,070)
Other                                                                   (40)            55
                                                                   --------       --------
Net cash used by investing activities                                (8,164)        (5,015)
                                                                   --------       --------
Cash flows from financing activities:
Net proceeds (payments) short-term debt                               4,078         (2,556)
Net proceeds (payments) long-term borrowings                            653           (446)
Dividends                                                              --           (1,051)
Sale of common stock                                                     63         44,829
                                                                   --------       --------
Net cash provided (used) by financing activities                      4,794         40,776
                                                                   --------       --------
Net (decrease) increase in cash and cash equivalents                (15,444)        34,757
Effect of exchange rate changes on cash                                 (28)          --
Cash and cash equivalents, beginning of period                       42,186         13,081
                                                                   --------       --------
Cash and cash equivalents, end of period                           $ 26,714       $ 47,838
                                                                   --------       --------

Supplemental information, cash paid for:
  Interest                                                         $    424       $    359
  Income taxes                                                     $  1,402       $  1,393


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

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, which establishes new standards for computing and presenting earnings per share information. This statement will be effective for the Company's year-end 1997 financial statements and will require the restatement of all prior-period earnings per share data presented; however, earlier application is not permitted. The earnings per share data for 1997 will be the same as that computed under the new standard, assuming dilution. The Company has not determined the impact on prior-period data at this time.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's quarterly results have been and are expected to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including the commencement, completion or cancellation of large contracts, progress of ongoing contracts, recognition of licensing revenue, potential acquisitions, the timing of start-up expenses for new facilities, potential inefficiencies from increased staff levels to meet increased demand for services and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts or the recognition of licensing revenue (on projects for which associated expense may have been recognized in prior periods) can materially affect quarterly results. In addition, 1997 includes the operating results of L.A.B., the European contract research organization which was acquired by the Company on December 31, 1996. Accordingly, the Company believes that comparisons of its quarterly financial results may not be meaningful.

RESULTS OF OPERATIONS - THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Net sales for the third quarter of 1997 increased 35% to $14.0 million compared to $10.4 million in 1996. The core fee-for-service revenues were $12.6 million in 1997, up 25% from $10.1 million in 1996. The addition of L.A.B. was a major contributing factor for this increase. Sales to related parties declined by 66% in the third quarter of 1997 compared to third quarter of 1996 because certain products had completed development in earlier periods. This sales volume was replaced with a 22% increase in sales to outside customers.

Revenues from licensing and royalties were $1.4 million in 1997 compared to $312,000 last year. The majority of the 1997 revenue, $880,000, was from European dossier sales, mostly triggered by the approval of certain nifedipine sustained release products in Germany. As previously disclosed, the Company had suspended discussions on new license arrangements because of a potential business combination transaction. This action had an adverse effect on both second and third quarter 1997 results. The business combination discussions were terminated midway through the third quarter and the Company has resumed normal licensing activities.

Cost of sales as a percentage of net sales increased to 57.0% compared to 40.3% last year. This increase is mostly attributable to the addition of L.A.B., which has historically operated at lower margins compared to the domestic operations of AAI. The Company has instituted changes at L.A.B. that are expected to increase operating margins to be more in-line with domestic results. Operations in the U.S. were negatively impacted by higher costs and inefficiencies in certain areas because of increased staff levels. The Company has taken steps to reallocate its resources to better meet client demand in future periods without increasing costs or negatively impacting its research and development activities.

Selling expense as a percentage of net sales increased to 16.2% compared to 13.9% last year. The increase primarily resulted from additions at L.A.B., which had significantly reduced its marketing activities prior to being acquired.
The Company also expanded its sales and marketing activities in Europe and Asia, which should result in higher sales levels in future periods.

General and administrative expenses as a percentage of net sales increased to 28.7% in 1997 compared to 19.4% in 1996. The increase during 1997 is mainly attributable to the inclusion of L.A.B.; increased spending on information technology and unusual employee separation costs accrued in the third quarter.

Research and development expenses were $2.4 million in 1997 compared to $1.4 million in 1996. The Company has continued spending on internal development projects in the U.S. and has supplemented its program with L.A.B.'s active program in Europe. During the third quarter of 1997 spending on several products was accelerated to advance these products into the clinical stages of development. The Company expects to file two additional drug submissions in the fourth quarter of 1997, as a result of this third quarter spending.

As previously mentioned, the Company terminated certain business combination discussions during the third quarter of 1997. In relation to these discussions, the company recognized a net credit of $400,000 in Other Income, representing a $1 million payment made to its L.A.B. subsidiary and $600,000 of expenses incurred by AAI. Additionally, the Company has also recognized approximately $300,000 of impairment reserves, mostly attributable to the Company's decision to divest certain previously disclosed commercial paper investments.

RESULTS OF OPERATIONS - NINE MONTHS 1997 COMPARED TO NINE MONTHS 1996

Net sales for the first nine months of 1997 increased 44% to $45.0 million compared to $31.2 million in 1996. The core fee-for-service revenues were $41.6 million in 1997, up 39% from $29.9 million in 1996. The addition of L.A.B. was a major contributing factor for this increase. Revenues from licensing and royalties were $3.4 million in 1997 compared to $1.2 million last year.

Cost of sales as a percentage of net sales increased to 51.2% compared to 41.7% last year. This increase is mostly attributable to the addition of L.A.B., which has historically operated at lower margins compared to the domestic operations of AAI and the operational inefficiencies discussed for the third quarter.

Selling expense as a percentage of net sales declined to 13.2% compared to 14.7% last year. The decline primarily resulted from the addition of L.A.B. sales with very little related selling expense. Prior to being acquired, L.A.B. had significantly reduced its marketing activities. As discussed for the third quarter, marketing activities have been expanded and further declines are not expected.

General and administrative expenses as a percentage of net sales increased to 25.0% in 1997 compared to 21.4% in 1996. The Company has continued its efforts at controlling general and administrative expenses in line with overall growth. The increase during 1997 is mainly attributable to the inclusion of L.A.B.; increased spending on information technology and certain other charges during the third quarter.

Research and development expenses were $5.8 million in 1997 compared to $3.2 million in 1996. The Company has continued spending on internal development projects in the U.S. and has supplemented its program with L.A.B.'s active program in Europe. As discussed for the third quarter, spending on several products was accelerated to advance these products into the clinical stages of Development. The Company expects to file two additional drug submissions in the fourth quarter of 1997, as a result of this third quarter spending.

Other Income increased in 1997 compared to 1996 as a result of higher cash balances generating more interest income, in addition to the items discussed for the third quarter.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Working capital was approximately $33.4 million at September 30, 1997 compared to approximately $35.8 million at December 31, 1996. Additionally, the Company has available an unused $20 million credit facility to supplement its liquidity needs.

Capital expenditures were approximately $8.1 million during the first nine months of 1997 compared to approximately $5.1 million during the same period last year. The Company anticipates total capital expenditures for 1997 of approximately $10 million.

AAI expects to continue expanding its operations through internal growth and strategic acquisitions. Such activities may be funded from existing cash and cash equivalents, cash flow from operations and borrowings. The Company believes that such sources of cash will be sufficient to fund operations and capital obligations for the current and foreseeable future and to pay existing debt as it becomes due. Although the Company has no present acquisition agreements or arrangements, there may be future acquisition or growth opportunities that require additional external financing for which the Company may from time-to-time seek to obtain funds through the public or private issuance of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company.

FORWARD-LOOKING STATEMENTS

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



PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

In 1996, the Company completed the sale of 3,105,000 shares of common stock through an offering filed on Registration Statement Form S-1 (No. 333-5535) which became effective on September 19, 1996. The net offering proceeds to the Company after underwriting discounts and other expenses, as previously disclosed in the Company's Form SR filings, was $44,793,000. A reasonable estimate for the application of such proceeds is described below. Such information represents cumulative totals through the reporting date of this periodic report and all amounts, unless indicated otherwise, are for direct or indirect payments to others.

        Construction of plant, building and facilities          $ 2,772,000
        Purchase and installation of machinery and equipment    $ 8,448,000
        Repayment of indebtedness                               $   748,000
        Working capital                                         $ 5,175,000
        Research and development                                $ 6,918,000
        Temporary investments (short-term, investment grade,
          interest bearing)                                     $20,732,000

                                                                $44,793,000

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

None filed during the quarter ended September 30, 1997.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     APPLIED ANALYTICAL INDUSTRIES, INC.

Date:    November 14, 1997           By: /s/  FREDERICK  D. SANCILIO
                                         ---------------------------------
                                         Frederick D. Sancilio, Ph.D.
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)



Date:    November 14, 1997           By: /s/  STEPHEN F. RIZZO
                                         ---------------------------------
                                         Stephen F. Rizzo
                                         Vice President and Controller
                                         (Principal Accounting Officer)

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

       10.5     - Applied Analytical Industries, Inc. 1997 Stock Option Plan

       10.6     - Stockholder Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

     EXHIBIT
       NO.                         DESCRIPTION
       ---                         -----------

       10.7     - Preferred Stock Purchase Agreement dated as of November 17,
                  1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership and James L. Waters (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.8     - Loan Agreement dated as of December 21, 1992 between
                  NationsBank, N.A. and the Company, together with the First Amendment and Second Amendment thereto and agreement extending the term thereof (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.9     - Loan Agreement dated as of November 1, 1988 between the
                  Company and The New Hanover County Industrial Facilities and Pollution Control Financing Authority (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.10    - Letter of Credit Reimbursement Agreement dated November 1,
                  1988 between NationsBank, N.A. (formerly, NCNB National Bank of North Carolina) and the Company, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.11    - Lease Agreement dated as of March 7, 1994 between 5051 New
                  Centre Drive, L.L.C., as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.12    - Lease Agreement dated as of December 23, 1993 between I-40
                  Properties, as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.13    - Development Agreement dated as of April 25, 1994 between the
                  Company and Endeavor Pharmaceuticals Inc. (formerly, GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.14    - Development Agreement dated as of April 4, 1995 between the
                  Company and Aesgen, Inc. (incorporated by reference to Exhibit
                  10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

     EXHIBIT
       NO.                         DESCRIPTION
       ---                         -----------

       10.15    - Loan Agreement dated as of December 30, 1996 between
                  NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

       10.16    - Registration Rights Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.16 to Post-effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

       10.17    - Underwriting Agreement dated September 19, 1996 between the
                  Company and Goldman Sachs & Co., Cowen & Company and Lehman Brothers, Inc., as representatives of the underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit
                  10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

       27       - Financial Data Schedule (for SEC use only)