Form 10-K
period 1997-12-31
APPLIED ANALYTICAL INDUSTRIES INC
filed 1998-03-31
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997

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

                    Common Stock, $0.001 par value per share
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES X    NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ ]

The number of shares outstanding of the Registrant's common stock, as of March 20, 1998 was 16,302,208 shares. The aggregate market value for the voting stock held by non-affiliates of the Registrant on March 20, 1998 was approximately $110,411,000.

                       Documents Incorporated by Reference
Portions of the Registrant's 1997 Annual Report to Shareholders are incorporated by reference in Parts I, II, and IV hereof. Portions of the Registrant's 1997 Proxy Statement dated approximately April 10, 1998 are incorporated by reference in Part III hereof.

                                     PART I

Item 1.  Business.

         The terms "Company", "Registrant" or "AAI" in this Form 10-K include Applied Analytical Industries, Inc., its corporate predecessors and its subsidiaries, except where the context may indicate otherwise. The Company was incorporated in 1986, although its corporate predecessor was founded in 1979. AAI operates in two business segments which include a fee-for-service business and a product development business. Financial information by business segment is included on page 26 of the 1997 Annual Report to Shareholders (the "Annual Report") and is incorporated herein by reference.

         In the fee-for-service business, AAI is a leading integrated contract research and development resource to the worldwide pharmaceutical and biotechnology industries, offering an efficient, variable cost alternative to its clients' internal drug development, compliance and quality control programs. The Company provides a broad array of value-added services, including chemical analysis, synthesis and other laboratory services; drug formulation development; clinical trial and bioanalytical services; clinical supply and niche manufacturing; and regulatory and compliance consulting. AAI has contributed to the submission, approval or continued marketing of client products worldwide, encompassing a wide range of therapeutic categories and technologies. The Company believes that its ability to offer an extensive portfolio of high quality drug development and support services enables it to effectively compete as pharmaceutical and biotechnology companies look for integrated drug development solutions that offer cost-effective results on an accelerated basis.

       In addition to the fee-for-service business, AAI leverages its expertise by allocating a significant proportion of its technical resources and operating capacity to internal drug and drug technology development. The Company generally funds the expense of development and then participates in the benefits of any potential commercial success through licensing and royalty arrangements. Internal drug development is focused on generic products, line extensions and patented technologies. Certain of these products have been licensed or sold. The Company's proprietary technology includes patents and pending patent applications on formulations, methods and drug delivery vehicles. Since 1993, the Company has allocated a growing proportion of its technical resources and operating capacity to its internal drug and drug technology development program. The Company has only recently begun to recognize significant license and royalty revenues from its internal development efforts because of the significant time required for development and regulatory approval of pharmaceutical products.

       In 1994, as part of its internal development program, the Company organized Endeavor Pharmaceuticals Inc. ("Endeavor") to develop certain hormone pharmaceutical products, focusing initially on several such products then under development by AAI. The Company owns approximately 40% of the fully diluted common equity of Endeavor.

       On December 31, 1996, the Company acquired L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co. ("L.A.B."). L.A.B. is a European contract research and development organization headquartered in Neu-Ulm, Germany with principal operating units in Neu-Ulm and Munich, Germany; and in Paris, France, as well as smaller operational units in London, England and Arnheim, Netherlands. L.A.B. focuses on both clinical and non-clinical pharmaceutical product development and provides services that include drug formulation development; chemical analysis; Phase I clinical trial studies; bioanalytical testing; and European regulatory consulting. L.A.B. also provides Phase II-IV multi-center clinical trial studies focused in niche therapeutic areas including hepatic disease, chemotherapeutics, and hormone replacement therapy.

Fee-for-Services Business

       The Company provides a broad array of drug development services, including chemical analysis, synthesis and other laboratory services; formulation development; clinical trial and bioanalytical services; clinical supply and niche manufacturing; and regulatory and compliance consulting. The Company assigns project management teams consisting of customer service representatives and technical employees that meet with clients at frequent intervals to monitor and guide projects through the development process. Continual client interaction allows the Company to efficiently manage the drug development process.

       Historically, the Company's laboratory services have accounted for approximately one half of its fee-for-service revenue, although relative amounts vary from year to year. Formulation development projects and clinical supply and niche manufacturing generally have contributed the major portions of remaining annual fee-for-service revenue. With the addition of L.A.B., the Company anticipates that clinical trials services will contribute more significantly to total revenues.

Laboratory Services

       In support of drug development and compliance programs, the Company offers laboratory services to characterize and measure drug components and impurities. The Company has over 18 years experience in providing analytical testing services dedicated exclusively to the drug industry and has developed the scientific expertise, state-of-the-art equipment and broad range of scientific methods to accurately and quickly analyze almost any compound or product. The Company's laboratory services include method development and validation; stability studies; raw materials and release testing; biotechnology, microbiology and bioanalytical testing; product characterization and organic synthesis.

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

       Stability Studies. The Company provides stability testing and secure storage facilities necessary to establish and confirm product purity, potency and other shelf-life characteristics. Stability testing is required at all phases of product development, from dosage form development through commercial production, to confirm shelf life of each manufactured batch. The Company maintains state-of-the-art controlled-climate facilities in the United States and Germany to determine the range of storage conditions a product can withstand. FDA regulations and the regulations of European regulatory authorities require that samples of clinical and commercial products placed in stability chambers be analyzed in a timely fashion after scheduled "pull points" occur, based on the date of manufacture. The Company's proprietary LTS systems track client products maintained at the Company's stability storage facilities and automatically schedules required testing as pull points occur.

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

       Biotechnology Analysis and Synthesis. Although the types of analytical investigations of biotechnology products are similar to those required for more traditional pharmaceutical products, the complex molecular structure of many biotechnology products requires different technology and expertise. The Company provides a broad array of biotechnology services, including both analytical and biological testing and method development and validation. AAI's breadth of services allows the Company to rapidly deduce and characterize the complex structure of the biotechnology product and measure the molecule or its metabolites in human blood plasma to support clinical trial evaluation. The Company has expertise in a broad spectrum of biochemical and immunochemical methods for characterization and analysis of biotechnology drugs. These methods include amino acid sequencing, amino acid analysis, peptide mapping, carbohydrate and lipid analysis and electrophoresis. The Company also has expertise in developing chromatographic methods that precisely evaluate the purity and stability of biotechnology products. This service breadth and diversity of analytical skills and technologies enable the Company to assist its clients from early product development through the investigational new drug application and product license application stages and commercial production.

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

       The Company's formulation development expertise spans a broad spectrum of therapeutic areas. The Company works with clients to develop products with desired characteristics, including dosage form, strength, release rate, absorption properties, stability and appearance. The Company has developed significant product and process capabilities that enable it to more efficiently solve the complex problems that arise in developing formulations with targeted characteristics and has developed a range of proprietary product technologies that allow it to better achieve desired results in product design and development.

       In providing formulation services, the Company works closely with clients to design and conduct feasibility studies to chart the potential of formulating a drug using a combination of active drug ingredients and inert materials called excipients. Using experimental designs, initial prototype formulations are prepared to identify potential problems in stability, bioavailability and manufacturing. Generally, formulation development is an iterative process, with numerous initial formulations being modified as problems are encountered. The Company believes its experience and expertise in formulation development, as well as certain proprietary technologies, permit it to design efficient protocols for identifying and optimizing prototypes with the greatest potential.

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

Clinical Supply and Niche Manufacturing

       The Company provides clinical trials materials for Phase I through IV clinical trials. The Company has expertise in manufacturing tablets, capsules, sachets, liquids and suspensions, creams, gels, lotions and ointments. The Company believes that outsourcing of clinical supply manufacturing is particularly attractive to pharmaceutical companies that maintain large, commercial-quantity, batch facilities, where clinical supply manufacturing would divert resources from revenue-producing manufacturing. Similarly, pharmaceutical companies often seek to outsource commercial manufacturing of small quantity products. In addition, the Company provides its clients assistance in scaling up production of clinical supply quantities to commercial quantity manufacturing, and manufactures inventory on behalf of clients for commercial sale while client production facilities are being built and validated.

       The Company's manufacturing facilities and equipment are qualified and validated to operate under GMP (good manufacturing practices) regulations.

Regulatory and Compliance Consulting

       The Company assists in the preparation of regulatory submissions, audits a client's vendors and client operations, conducts seminars, provides training courses, and advises clients on applicable regulatory requirements. The Company also assists clients in designing development programs for new or existing drugs intended to be marketed in the United States and Europe. At the client's request, the Company will either review client prepared submissions or draft sections and assemble regulatory packages and attend FDA meetings with clients. The Company assists clients in preparation for FDA inspections and assists them in correcting any deficiencies noted in FDA inspections. In preparation for an FDA inspection, the Company's regulatory affairs specialists conduct mock inspections to anticipate FDA observations and advise clients of appropriate remedial actions. The Company also audits manufacturers of active and excipient ingredients used in the drug product, as well as packaging components, on behalf of clients to ensure that the manufacturers' facilities are in compliance with GMP regulations. Such audits generally include review of the vendor's drug master files, analysis of written standard operating procedures ("SOP"), review of production records, and observation of operations to ensure that written SOP's are being followed. Audit reports include recommendations to address any deficiencies. The Company also advises clients on validation issues concerning their systems and processes and audits client facilities to assist them in validating their processes, cleaning, water and air handling systems.

       The Company leverages its in-house laboratory training programs by providing training to clients' employees. In addition, the Company organizes and conducts seminars worldwide on a number of topical industry issues.

Clinical Trial Studies

       The Company has a 48-bed clinical trial facility at its Research Triangle Park location. The clinical trial unit is located in the same facility as the Company's bioanalytical laboratory and permits time-sensitive and rapid-response analysis in clinical trials. The clinical trial unit is initially intended for use in bioequivalency studies of generic drug products and Phase I clinical trials. With the acquisition of L.A.B., the Company expanded its Phase I clinical trial capabilities and added the ability to conduct Phase II-IV studies and multi-center trials focused in niche therapeutic areas, including hepatic disease, chemotherapeutics and hormone replacement therapy. The Company's Neu-Ulm, Germany operations include a 120-bed facility for conducting certain Phase I and II clinical trial studies, as well as bioequivalency studies. The newly expanded facility in Paris, France allows the Company to perform as a Phase II-IV multi-center clinical trial operation serving many European pharmaceutical companies.

Product Development Business

       The Company dedicates a significant proportion of its technical resources and operating capacity to internal drug and technology development with the objective of licensing marketing rights to third parties. The Company does not independently commercialize products developed internally or otherwise directly compete with its clients in the marketing or distribution of products and, accordingly, believes that its internal development efforts are complementary to its clients' development needs. The Company's internal product and technology development program has resulted in multiple product applications filed with the FDA and European regulatory agencies. Many of these products have been licensed or sold. The internal development program has also resulted in patents covering drug technology and pending patent applications

       Since 1993, the Company has significantly increased its investment in its internal product development program. Because of the significant time required for development and approval of pharmaceutical products, the Company has only recently begun to recognize significant license revenue from its internal development efforts. The Company anticipates that internal product development revenues, including royalties and milestone license payments, will represent a growing proportion of its revenue. However, there can be no assurance that internal development projects will yield products that will be approved by the appropriate regulatory authorities or will be attractive to potential clients. Although there is a risk that any particular development project may not produce revenues, the Company believes that the profit margins from successful drug and technology development projects could potentially exceed the margins for standard fee-for-service engagements.

       The Company's research and development committee, composed of representatives from the formulations development, finance and marketing departments, identifies potential drug development candidates for the program. The committee selects development candidates after reviewing market size and trends, current therapies and potential advances and patent and formulation issues. In certain instances, the committee has also invited outside consultants and medical panels to review selections.

       In 1994, as part of its internal development program, the Company organized Endeavor with certain financial investors and an affiliate of Berlex Laboratories, Inc. to continue the development of certain generic hormone products then under development by AAI. The Company assigned its rights to such products to Endeavor in return for approximately 47% of Endeavor's equity during a private placement of Endeavor stock, and the Company entered into a contract with Endeavor to continue product development and clinical supply manufacture. AAI currently owns approximately 40% of the fully diluted common equity of Endeavor. The

Company's fee-for-service net sales to Endeavor were approximately $3.2 million, $6.2 million and $3.5 million in 1997, 1996 and 1995, respectively. The Company believes that such services are provided at terms that are no less favorable than terms that would be obtained from an unrelated third party.

       Endeavor has had one product approved by the FDA, which will be launched in early 1998. It is also currently developing another product, in multiple dosage strengths; however, there can be no assurance that such product will ultimately be approved by the FDA. Endeavor does not directly market any products and its revenues are dependent upon licensing fees and royalties from third parties. Continued product development by Endeavor is dependent upon revenues from the approved product or additional capital funding.

       In 1995 the Company entered into an agreement with Aesgen, Inc. ("Aesgen"), a company organized by the Company with an affiliate of Mayo Clinic, MOVA Pharmaceutical Corporation and certain financial investors, to develop certain pharmaceutical products. AAI recognized net sales to Aesgen of $1.9 million, $4.7 million and $5.6 million in 1997, 1996 and 1995, respectively. In 1996, the Company sold to Aesgen marketing rights to a product being developed by the Company. Under the agreement, Aesgen will pay license fees and additional royalties upon marketing the product, although there can be no assurance that the product will be approved by the FDA or marketed. AAI continues to hold a $1.6 million non-voting, non-convertible preferred stock investment in Aesgen.

       In addition to its development work for Endeavor and Aesgen, the Company has continued its internal development of products to be licensed to third parties that have marketing and distribution capabilities. The Company has entered into numerous license agreements for products that are currently in development. The terms of the license agreements vary as to amounts of milestone payments, as well as methods and extent of revenue participation. While the Company anticipates that most of its product license agreements will provide that prospective clients will ultimately sponsor the approved product, in certain instances the Company has made submissions for internally developed products in its own name.

       Continuing to leverage its development capabilities, the Company has moved into product line extension development and has also begun reviewing new compounds that are chemically similar to currently marketed products with proven therapeutic and safety profiles, and that offer improved characteristics over the marketed product. Such improved characteristics would include enhanced or new therapeutic indices, reduced side effects, improved bioavailability and improved pharmacokinetics. Because considerable toxicity data already exists for the marketed product, the Company believes that product lines extensions and pro-drugs generally could be developed with less risk of failure and in a shorter time frame than new chemical entity development. The Company believes that virtual and limited-resource drug companies provide opportunities to enter into collaborative ventures to identify and develop these types of compounds.

Technology Development Program

       As an adjunct to the internal development program, the Company has sought to protect certain intellectual property it has developed relative to the drug development process. The Company has established a patent committee that meets regularly to review employee-generated submissions of possible patentable subject matter. The patent committee reviews the novelty and usefulness of the submission and, with input from the marketing department as to commercial viability, determines to either pursue a patent application or designate the submission as a trade secret.

       The Company's internal development program has yielded multiple issued patents and has several pending applications. For example, the Company's patented Pro-Sorb(TM) formulation technology has been shown to facilitate the oral absorption of a number of non-steroidal anti-inflammatory drugs or NSAIDs, such as diclofenac, to reduce gastric irritation and speed the onset of therapeutic activity. In addition, the Company has patented a novel oral delivery system for certain biotechnology compounds that may currently be administered only by injection.

       The Company has one licensing agreement for a patented technology for the manufacture of low-dose products which are typically difficult to uniformly blend and an additional licensing arrangement for its patented chewable formulations to mask the otherwise bitter taste of certain ulcer drugs. The Company is seeking licensing partners for its other recently developed technologies.

Information Technology

       The Company has made significant investments in information technology. The Company's LTS system tracks laboratory workflow and enables the Company to monitor and plan work through the Company's laboratories. The LTS system monitors the progress of a client's project, records time expended by laboratory personnel, tracks sample locations and controls document revisions. The Company's customized data management system connects analytical instruments with multiple software architectures permitting automated data capture.

       The Company believes that information technology will enable it to expedite the development process by designing innovative services for individual client needs, providing project execution, monitoring and control capabilities that exceed a client's internal capabilities, streamlining and enhancing data presentation to the FDA and enhancing its own internal operational productivity while maintaining its quality.

       Disclosure regarding the impact of year 2000 is included on page 16 of the Annual Report and is incorporated herein by reference.

Clients

       The Company has provided services to most of the large pharmaceutical companies in the world. The Company believes that concentration of business among certain large clients is not uncommon in the contract research organization (CRO) industry. The Company has experienced such concentration in the past and may experience such concentration in the future. Although AAI strives to reduce its reliance on a limited number of major clients, there can be no assurance that the Company's business will not be dependent upon certain major clients, the loss of which could have a material adverse effect on the Company. In addition, due to the project nature of the Company's business, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods.

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

       The Company believes that its backlog as of any date is not a meaningful predictor of future results because backlog can be affected by a number of factors, including variable size and duration of contracts and adjustments in the scope of a contracted project as interim results become available. Additionally, contracts generally are subject to termination by clients upon 30 days notice or less. Moreover, the scope of a contract can change over the course of a project. At December 31, 1997 and 1996 backlog was approximately $31.5 and $20.3 million, respectively.

Competition

       The Company competes primarily with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies, as well as university research laboratories. In addition, the Company believes that although there are numerous competitors in its industry, there are few competitors that offer the broad array of services that it provides. Certain of the Company's competitors may have significantly greater resources than the Company. Competitive conditions for service areas vary.

       Competitive factors include reliability, turn-around time, reputation for innovative and quality science, capacity to perform numerous required services, financial viability and price. The Company believes that it competes favorably in these areas.

Government Regulation

       The services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of pharmaceutical products, primarily under the Federal Food, Drug and Cosmetic Act and associated GMP regulations which are administered by the FDA in accordance with current industry standards. Services being performed outside the United States or for products intended to be substituted to non-U.S. jurisdictions may be subject to additional regulatory requirements and government agencies applicable to that jurisdiction. U.S. regulations apply to all phases of drug manufacture, testing and record keeping, including personnel, facilities, equipment, control of materials, processes and laboratories, packaging, labelling and distribution. Noncompliance with such regulations by the Company in a project could result in disqualification of data collected by the Company for such project. Material violation of regulatory requirements could result in additional regulatory sanctions. In severe cases violations could result in a mandated closing of the Company's facilities which would materially and adversely affect the Company's business.

       To help assure compliance with applicable regulations, the Company has established quality assurance controls at its facilities that monitor ongoing compliance by auditing test data and regularly inspecting facilities, procedures and other regulatory compliance parameters. In addition, FDA regulations and guidelines, as well as applicable international standards, serve as a basis for the Company's standard operating procedures. Certain of the Company's development and testing activities are subject to the Controlled Substances Act, administered by the Drug Enforcement Agency (the "DEA"), which regulates strictly all narcotic and habit-forming substances. The Company maintains separate, restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA.

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

Employees

       At December 31, 1997, the Company had approximately 850 full-time equivalent employees, of which approximately 74 hold Ph.D. or M.D. degrees, or their U.S. equivalent. The Company believes that its relations with its employees are good. None of the Company's employees in the U.S. are represented by a union. German law provides certain representative rights to employees.

       The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for such skilled personnel is high. The Company believes that its employee benefit plans, including its health benefit, profit-sharing and employee stock option plans, enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company. In addition, the Company operates an employee day-care and after-school program facility at its Wilmington, North Carolina campus as a benefit to its employees. While the Company has not experienced any significant problems in attracting or retaining qualified staff, there can be no assurance that the Company will be able to avoid these problems in the future.

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

Frederick D. Sancilio, Ph.D., 48, Chairman of the Board, President, Chief Executive Officer and Director. Dr. Sancilio has served in his current capacity for more than five years. Before founding the Company in 1979 Dr. Sancilio's experience in the pharmaceutical industry included various positions with Burroughs-Wellcome Co., Schering-Plough Corporation, and Hoffmann-LaRoche, Inc. He has published more than 30 scientific articles discussing various aspects of pharmaceutical chemistry and regularly makes scientific presentations at pharmaceutical seminars and meetings worldwide.

Dr. Werner Gorlich, M.D., Ph.D., 50, Executive Vice President. Dr. Gorlich has served as Executive Vice President since June 1997. Prior to joining the Company he served as Medical Director of Research and Development at Glaxo, GmbH. Dr. Gorlich has also held positions as Co-Managing Director of EuMcCom, a Glaxo subsidiary; as a member of Glaxo Group's International Medical Board and other management positions with both SmithKline and Sandoz.

Eugene T. Haley, 48, Executive Vice President and Chief Financial Officer. Mr. Haley has served as Executive Vice President and Chief Financial Officer since February 1998. Prior to joining the Company he served as the Chief Financial Officer of Kodak Worldwide Consumer Imaging Services during 1997 and as Senior Vice President of Qualex (an Eastman-Kodak subsidiary) from 1993 to 1997.

Martin S. Hunicutt, 47, Executive Vice President. Mr. Hunicutt has served as Executive Vice President since May 1997. He had served as Vice President of Marketing and Sales from 1994 to 1997. Prior to joining AAI in 1994, Mr. Hunicutt was a Director of Marketing for Burroughs-Wellcome Co. and has 24 years of experience in the pharmaceutical industry.

Kenneth Lomartire, 51, Executive Vice President Worldwide Research & Development. Mr. Lomartire has served as Executive Vice President Worldwide Research & Development since January 1997. Prior to joining the Company he was Director, Pharmaceutical Development for Astra USA from 1990 to 1996. Mr. Lomartire has over 28 years in the pharmaceutical industry.

Frances M. Sakers, 40, Executive Vice President and Chief Operating Officer. Ms. Sakers has served in her current position since September 1997. Prior to joining the Company, Ms. Sakers was Executive Director of Quality Control at Novartis Pharmaceuticals U.S. and has held various positions in Pharmaceutical Operations at CIBA-Geigy Corporation for 14 years.

William H. Underwood, 50, Executive Vice President and Director. Mr. Underwood has served in his current position since 1992 and has been a Director since 1996. He also served as Chief Operating Officer from 1995 to May 1997. He has held various positions in the pharmaceutical and cosmetic industries, prior to joining the Company in 1986, with Mary Kay Cosmetics, Inc. and Burroughs-Wellcome Co.

R. Forrest Waldon, 35, Executive Vice President, General Counsel and Secretary. Mr. Waldon has served as Executive Vice President since May 1997 and as General Counsel and Secretary since 1989. He has been a Vice President since 1993. Prior to his employment at the Company, Mr. Waldon practiced law with Thrasher & Whitley, P.C. in Atlanta, Georgia.

Item 2.  Properties.

         The Company's principal executive offices are located in Wilmington, North Carolina, in a 19,000-square foot leased facility. The Company's primary U.S. facilities are located in Wilmington and Research Triangle Park, North Carolina constituting approximately 150,000 square feet of operational and administrative space. The Company's primary European facilities are located in Neu-Ulm, Germany and include approximately 120,000 square feet of operational and administrative space. This facility is leased under renewable leases expiring in 2001. The Company maintains other operating units at leased facilities in Munich, Germany; Paris, France; London, England; and Arnheim, Netherlands. The Company maintains sales offices in Chicago, Illinois; Boston, Massachusetts; San Diego and San Francisco, California; Elmwood Park, New Jersey; Copenhagen, Denmark; London, England; Milan, Italy and Tokyo, Japan. The Company believes that its facilities are adequate for the Company's operations and that suitable additional space will be available when needed.

Item 3.  Legal Proceedings.

         The Company may be party to lawsuits and administrative proceedings incidental to the normal course of its business which are not considered material. In connection with the 1995 issuance of preferred stock, James L. Waters and Frederick D. Sancilio (directors and significant stockholders of the Company) have agreed to indemnify the Company for certain, then existing, claims if any losses are incurred. Management does not believe that any liabilities related to such lawsuits or proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         In December 1997, the North Carolina Supreme Court overturned a judgement against the Company in the action, Kurtzman v. Applied Analytical Industries, Inc. and directed the trial court to enter a judgment in favor of the Company on all matters under the suit. Accordingly, such litigation was ended.

Item 4.   Submission of Matters to a Vote of Security Holders

         None during the quarter ended December 31, 1997.

                                     PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters.

         Market and other related information required by Item 5 is included on page 28 of the Annual Report and is incorporated herein by reference.

Use of Proceeds.

         In 1996, the Company completed the sale of 3,105,000 shares of common stock through an offering filed on Registration Statement Form S-1 (No. 333-5535) which became effective on September 19, 1996. The net offering proceeds to the Company after underwriting discounts and other expenses, as previously disclosed in other Company filings, was $44,793,000. A reasonable estimate for the application of such proceeds is described below. Such information represents cumulative totals through the reporting date of this periodic report and all amounts, unless indicated otherwise, are for direct or indirect payments to others.

         Construction of plant, building and facilities       $ 4,951,000
         Purchase and installation of machinery and equipment $ 8,630,000
         Repayment of indebtedness                            $ 1,221,000
         Working capital                                      $ 5,654,000
         Research and development                             $ 9,032,000
         Temporary investments (short-term, investment
         grade, Interest-bearing)                             $15,305,000

         Use of proceeds                                      $44,793,000

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

         This item is not applicable.

Item 8.   Financial Statements and Supplementary Data.

         The information required by Item 8 is included on pages 17 through 28 of the Annual Report and is incorporated herein by reference.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

         The directors of the Company and their business experience are set forth on page 2 of the Company's Notice of Annual Meeting of Stockholders, dated approximately April 10, 1998 (the "Proxy Statement") and are incorporated herein by reference. The discussion of executive officers of the Company is included in
Part I under "Executive Officers of the Company."

Item 11.   Executive Compensation.

         A description of the compensation of the Company's executive officers is set forth on pages 5 through 8 of the Proxy Statement and is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         A description of the security ownership of certain beneficial owners and management is set forth on pages 3 and 4 of the Proxy Statement and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

         Certain relationships and related transactions with management are described on pages 10 and 12 of the Proxy Statement and in Items 11 and 12, and are incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits:

         A list of the exhibits required to be filed as part of this Report on Form 10-K is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

Financial Statement Schedules:

         The consolidated balance sheets as of December 31, 1997 and 1996, and related consolidated statements of income, cash flows and stockholders' equity for each of the three years in the period ended December 31, 1997 and the related notes to financial statements, together with the report of independent accountants thereon of Price Waterhouse LLP, dated March 18, 1998, appearing on pages 17 through 28 of the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, 5 through 8, the Annual Report is not to be deemed filed as part of this report. The additional financial data listed below should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


Reports on Form 8-K:

         None filed during the quarter ended December 31, 1997.

Additional Financial Data
                                                                       Page

Applied Analytical Industries, Inc., for years ended
   December 31, 1997, 1996 and 1995:
         Report of Independent Accountants                             F-1
         Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts               F-2

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ FREDERICK D. SANCILIO          Chairman of the Board,         March 31, 1998
--------------------------------   President and Chief Executive
    Frederick D. Sancilio, Ph.D.   Officer


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

             Signatures                                       Title                            Date
             ----------                                       -----                            ----
/s/ FREDERICK D. SANCILIO                      Chairman of the Board,                      March 31, 1998
--------------------------------               President, Chief Executive
    Frederick D. Sancilio, Ph.D.               Officer and Director
                                               (Principal Executive Officer)

/s/ EUGENE T. HALEY                            Executive Vice President                    March 31, 1998
--------------------------------               and Chief Financial Officer
    Eugene T. Haley

/s/ STEPHEN F. RIZZO                           Vice President and                          March 31, 1998
-------------------------------                Controller (Principal
    Stephen F. Rizzo                           Accounting Officer)

/s/ WILLIAM H. UNDERWOOD                       Executive Vice President                    March 31, 1998
-------------------------------                and Director
    William H. Underwood

/s/ JOSEPH H. GLEBERMAN                        Director                                    March 31, 1998
-------------------------------
    Joseph H. Gleberman

/s/ JOHN M. RYAN                               Director                                    March 31, 1998
-------------------------------
    John M. Ryan

/s/ JAMES L. WATERS                            Director                                    March 31, 1998
-------------------------------
    James L. Waters


REPORT OF INDEPENDENT ACCOUNTANTS
ON FINANCIAL STATEMENT SCHEDULE OF REGISTRANT


To the Board of Directors
of Applied Analytical Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 18, 1998 appearing in the 1997 Annual Report to Shareholders of Applied Analytical Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Raleigh, North Carolina
March 18, 1998

                                                                     Schedule II
                       APPLIED ANALYTICAL INDUSTRIES, INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)


                                     Balance at   Charged to                 Balance at
                                     beginning    costs and    Deductions      end of
         Description                 of period    expenses     - describe      period
         -----------                 ---------    ----------   ----------    ----------
Allowance for doubtful accounts

         1995                          $125            23         78  (1)       $ 70

         1996                          $ 70             4          1  (1)       $ 73

         1997                          $ 73            36          -  (1)       $109


(1) Represents amounts written off as uncollectible accounts receivable.





                                       F-2

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                  Exhibit Index

Exhibit
  No.                           Description

  3.1      -      Amended and Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
                  September 30, 1996)


  3.2      -      Restated By-laws of the Company (incorporated by reference to
                  Exhibit 3.2 to the Company's Registration Statement on Form
                  S-1 (Registration No. 333-5535))

  4.1      -      Articles Fourth, Seventh, Eleventh and Twelfth of the form of
                  Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

  4.2      -      Article II of the form of Restated By-laws of the Company
                  (included in Exhibit 3.2)

  4.3      -      Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit
                  4.3 to the Company's Registration Statement on Form S-1
                  (Registration No. 333-5535))

  10.1     -      Employment Agreement dated November 17, 1995 between the
                  Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
                  Form S-1 (Registration No. 333-5535))

  10.2     -      Applied Analytical Industries, Inc. 1995 Stock Option Plan
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Registration Statement on Form S-1 (Registration No.
                  333-5535))

  10.3     -      Applied Analytical Industries, Inc. 1996 Stock Option Plan
                  (incorporated by reference to Exhibit 10.4 to the Company's
                  Registration Statement on Form S-1 (Registration No.
                  333-5535)


  10.4     -      Applied Analytical Industries, Inc. 1997 Stock Option Plan
                  (incorporated by reference to Exhibit 10.5 to the Company's
                  Quarterly Report on Form 10-Q for the quarter ended September
                  30, 1997)

  10.5     -      Stockholder Agreement dated as of November 17, 1995 among the
                  Company, GS Capital Partners II, L.P., GS Capital Partners II
                  Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone
                  Street Fund 1995, L.P., Bridge Street Fund 1995, L.P.,
                  Noro-Moseley Partners III, L.P., Wakefield Group Limited
                  Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-5535))

  10.6     -      Lease Agreement dated as of March 7, 1994 between 5051 New
                  Centre Drive, L.L.C., as landlord, and the Company, as tenant
                  (incorporated by reference to Exhibit 10.10 to the Company's
                  Registration Statement on Form S-1 (Registration No.
                  333-5535))

  10.7     -      Development Agreement dated as of April 25, 1994 between the
                  Company and Endeavor Pharmaceuticals Inc. (formerly, GenerEst,
                  Inc.) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No.
                  333-5535))

  10.8     -      Development Agreement dated as of April 4, 1995 between the
                  Company and Aesgen, Inc. (incorporated by reference to Exhibit
                  10.13 to the Company's Registration Statement on Form S-1
                  (Registration No. 333-5535))

  10.9     -      Loan Agreement dated as of December 30, 1996 between
                  NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

  10.10    -      Registration Rights Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., Wakefield
                  Group Limited Partnership, James L. Waters, Frederick D.
                  Sancilio and the parties listed on Schedule 1 thereto
                  (incorporated by reference to Exhibit 10.16 to Post-effective
                  Amendment No. 1 to the Company's Registration Statement on
                  Form S-1 (Registration No. 333-5535))

  10.11     -     Underwriting Agreement dated September 19, 1996 between the
                  Company and Goldman Sachs & Co., Cowen & Company and Lehman
                  Brothers, Inc., as representatives of the underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit
                  10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

  13       -      Portions of the 1997 Annual Report to Shareholders

  21       -      Subsidiaries of Applied Analytical Industries, Inc,

  27.1     -      Financial Data Schedule (for SEC use only) Year ended 12/31/97

  27.2     -      Financial Data Schedule (for SEC use only) 9 months ended
                  9/30/97

  27.3     -      Financial Data Schedule (for SEC use only) 6 months ended
                  6/30/97

  27.4     -      Financial Data Schedule (for SEC use only) 3 months ended
                  3/31/97

  27.5     -      Financial Data Schedule (for SEC use only) Year ended 12/31/96

  27.6     -      Financial Data Schedule (for SEC use only) 9 months ended
                  9/30/96

  27.7     -      Financial Data Schedule (for SEC use only) 6 months ended
                  6/30/96

  27.8     -      Financial Data Schedule (for SEC use only) 3 months ended
                  3/31/96