Form 10-K/A
period 1997-12-31
APPLIED ANALYTICAL INDUSTRIES INC
filed 1998-04-09
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

                                EXPLANATORY NOTE

This Form 10-K/A of Applied Analytical Industries, Inc. (the "Company") is being filed to amend portions of Exhibit 13 to the Company's Form 10-K for the year ended December 31, 1997, as filed with the Commission on March 31, 1998. Certain data related to historical earnings per share for the years the Company was a subchapter S corporation (1995, 1994, and 1993) was omitted in the original filing.

Although only Exhibit 13 is being amended, the Company has included the main body of the previously filed Form 10-K with this filing as a convenience to potential EDGAR users.

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



/s/ STEPHEN F. RIZZO        Vice President and              April 9, 1998
-------------------------   Controller (Principal
    Stephen F. Rizzo        Accounting Officer)

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

  10.10    -      Registration Rights Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., Wakefield
                  Group Limited Partnership, James L. Waters, Frederick D.
                  Sancilio and the parties listed on Schedule 1 thereto
                  (incorporated by reference to Exhibit 10.16 to Post-effective
                  Amendment No. 1 to the Company's Registration Statement on
                  Form S-1 (Registration No. 333-5535))

  10.11     -     Underwriting Agreement dated September 19, 1996 between the
                  Company and Goldman Sachs & Co., Cowen & Company and Lehman
                  Brothers, Inc., as representatives of the underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit
                  10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

  13       -      Portions of the 1997 Annual Report to Shareholders

  21       -      Subsidiaries of Applied Analytical Industries, Inc,*

  27.1     -      Financial Data Schedule (for SEC use only)
                  Year ended 12/31/97*

  27.2     -      Financial Data Schedule (for SEC use only) 9 months ended
                  9/30/97*

  27.3     -      Financial Data Schedule (for SEC use only) 6 months ended
                  6/30/97*

  27.4     -      Financial Data Schedule (for SEC use only) 3 months ended
                  3/31/97*

  27.5     -      Financial Data Schedule (for SEC use only)
                  Year ended 12/31/96*

  27.6     -      Financial Data Schedule (for SEC use only) 9 months ended
                  9/30/96*

  27.7     -      Financial Data Schedule (for SEC use only) 6 months ended
                  6/30/96*

  27.8     -      Financial Data Schedule (for SEC use only) 3 months ended
                  3/31/96*

----------------
* Previously Filed