Form 10-Q
period 1998-03-31
APPLIED ANALYTICAL INDUSTRIES INC
filed 1998-05-15
CIK 1013243

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding, as of May 11, 1998 was 16,302,542 shares.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                Table of Contents



The terms "Company", "Registrant" or "AAI" in this Form 10-Q include Applied Analytical Industries, Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         Condensed Consolidated Statement of Income                         2
         Condensed Consolidated Balance Sheet                               3
         Condensed Consolidated Statement of Cash Flows                     4
         Notes to Condensed Consolidated Financial Statements               5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                7

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                          9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   9


SIGNATURES                                                                 10

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (unaudited)

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                Three months ended
                                                      March 31,
                                              -----------------------
                                                1998            1997
                                              -------         -------

Net sales (includes related party net
   Sales of $407 and $1,975)                  $17,113         $15,175

Operating costs and expenses:
   Cost of sales                                8,497           7,491
   Selling                                      2,166           1,835
   General and administrative                   3,662           3,179
   Research and development                     1,403           1,618
                                              -------         -------
                                               15,728          14,123
                                              -------         -------

   Income from operations                       1,385           1,052

Other income (expense):
   Interest, net                                  132             327
   Other, net                                      11             124
                                              -------         -------
                                                  143             451
                                              -------         -------

Income before income taxes                      1,528           1,503
Provision for income taxes                        455             593
                                              -------         -------
Net income                                    $ 1,073         $   910
                                              =======         =======


Basic earnings per share                      $  0.07         $  0.06
                                              =======         =======
Weighted average shares outstanding            16,298          16,278

Diluted earnings per share                    $  0.07         $  0.06
                                              =======         =======
Weighted average shares outstanding            16,474          16,400

   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                                   March 31,        December 31,
                                                                     1998               1997
                                                                   --------          ---------
                                                                 (unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents                                          $ 26,123          $  26,219
Accounts receivable                                                  17,815             19,415
Work-in-progress                                                      9,819              8,968
Prepaid and other current assets                                      4,417              4,481
                                                                   --------          ---------
          Total current assets                                       58,174             59,083
                                                                   --------          ---------
Property and equipment, net                                          26,236             25,326
Goodwill and other intangibles                                       13,178             13,747
Other assets                                                          2,294              2,293
                                                                   --------          ---------
          Total assets                                             $ 99,882          $ 100,449
                                                                   ========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt
   and short-term debt                                             $  6,311          $   5,561
Accounts payable                                                      2,603              4,005
Customer advances                                                     7,918              7,869
Accrued wages and benefits                                            3,448              3,561
Other accrued liabilities                                             4,852              5,450
                                                                   --------          ---------
          Total current liabilities                                  25,132             26,446
                                                                   --------          ---------
Long-term debt                                                        6,268              6,578
Other liabilities                                                     1,108              1,349
Commitments and contingencies
Stockholders' equity:
  Preferred stock
  Common stock                                                           16                 16
  Paid-in capital                                                    67,706             67,550
  Accumulated deficit                                                  (263)            (1,336)
  Accumulated other comprehensive losses                                (19)                (5)
  Stock subscriptions receivable                                        (66)              (149)
                                                                   --------          ---------
          Total stockholders' equity                                 67,374             66,076
                                                                   --------          ---------
          Total liabilities and stockholders' equity               $ 99,882          $ 100,449
                                                                   ========          =========


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                Three months ended
                                                                     March 31,
                                                             --------------------------
                                                               1998              1997
                                                             --------          --------

Net income                                                   $  1,073          $    910
Adjustments to reconcile to net cash provided
    (used) by operating activities:
      Depreciation and amortization                             1,368             1,010

     Other                                                        384                75
     Changes in assets and liabilities:
         Trade and other receivables                            1,520              (810)
         Work-in-progress                                        (904)           (1,397)
         Prepaid and other assets, net                             46               (97)
         Accounts payable                                      (1,355)           (4,572)
         Customer advances                                        117                62
         Other accrued liabilities                               (858)           (2,200)
                                                             --------          --------
Net cash provided (used) by operating activities:               1,391            (7,019)
                                                             --------          --------
Cash flows from investing activities:
     Purchase of property and equipment                        (2,204)           (2,255)
     Other                                                        (32)             (165)
                                                             --------          --------
Net cash used by investing activities                          (2,236)           (2,420)
                                                             --------          --------
Cash flows from financing activities:
     Net proceeds short-term borrowings                           857             1,383
     Net proceeds (payments) long-term borrowings                (168)              732
     Sale of common stock                                          72                14
                                                             --------          --------
Net cash provided (used) by financing activities                  761             2,129
                                                             --------          --------
Net decrease in cash and cash equivalents                         (84)           (7,310)
Effect of exchange rate changes on cash                           (12)              (13)
Cash and cash equivalents, beginning of period                 26,219            42,186
                                                             --------          --------
Cash and cash equivalents, end of period                     $ 26,123          $ 34,863
                                                             ========          ========

Supplemental information, cash paid for:
     Interest                                                $    233          $    159
     Income taxes                                            $      0          $    317

   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


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

2. EARNINGS PER SHARE

The weighted average shares used in the calculation of diluted earnings per share represents the weighted average shares outstanding plus the dilutive impact of stock options.

3. COMPREHENSIVE INCOME

The Company is required, effective fiscal year 1998, to report comprehensive income and its components in accordance with the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive income.


                                            Three months ended
                                                 March 31,
                                           ----------------------
                                             (In thousands)
                                             1998          1997
                                           -------         ----

Net income                                 $ 1,073          $910

Other comprehensive income (loss):
  Currency translation adjustments             (14)          --

                                           -------          ----
Comprehensive income                       $ 1,059          $910
                                           =======          ====


4. FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

                                           Three months ended
                                                March 31,
                                       --------------------------
                                             (In thousands)
                                         1998              1997
                                       --------          --------
NET SALES:
Fee-for-service                        $ 15,577          $ 13,746
Internal product development              1,536             1,429
                                       --------          --------
                                       $ 17,113          $ 15,175
                                       ========          ========

United States                          $ 12,776          $ 11,682
Non-U.S.                                  4,786             3,739
Less inter-geographic sales                (449)             (246)
                                       --------          --------
                                       $ 17,113          $ 15,175
                                       ========          ========

INCOME (LOSS) FROM OPERATIONS:
Fee-for-service                        $  1,199          $  1,644
Internal product development                133              (189)
Corporate                                    53              (403)
                                       --------          --------
                                       $  1,385          $  1,052
                                       ========          ========

United States                          $  1,302          $  1,124
Non-U.S.                                     83               (72)
                                       --------          --------
                                       $  1,385          $  1,052
                                       ========          ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's quarterly results have been, and are expected to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, the commencement, completion or cancellation of large contracts, progress of ongoing contracts, achieving expected levels of licensing and royalty revenues, potential acquisitions, the timing of start-up expenses for new facilities and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect quarterly results. Accordingly, the Company believes that comparisons of its quarterly financial results may not be meaningful.

RESULTS OF OPERATIONS - FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

Net sales for the first quarter of 1998 increased 13% to $17.1 million compared to $15.2 million in 1997. The core fee-for-service revenues were $15.6 million in 1998, up 13% from $13.7 million in 1997. Revenues from licensing and royalties were $1.5 million in 1998 compared to $1.4 million last year. Although the 1998 internal product development revenues were comparable to 1997, the Company did not finalize any new domestic license agreements.

Overall gross margin, of 50%, was approximately the same for both the first quarter of 1998 and 1997, but was up slightly from the fourth quarter 1997 gross margin of 49%. The gross margin from fee-for-service work was approximately 46% for both the first quarter of 1998 and 1997 which was also slightly better than the fourth quarter 1997 level of 43%.

Selling expense as a percentage of net sales increased to 13% compared to 12.0% last year. The increase primarily resulted from the additions to the European marketing activities implemented during 1997. General and administrative expenses as a percentage of net sales were approximately even, at 21% in both 1998 and 1997. The 1998 general and administrative expenses include a gain of approximately $540,000 resulting from the sale of certain corporate assets. The Company expects to continue its efforts at controlling general and administrative expenses in line with overall growth.

Research and development expenses were $1.4 million in 1998 compared to $1.6 million in 1997. The Company has continued spending on internal development projects. The lower 1998 spending reflects the cost efficiency of using internal facilities rather than outside third parties for certain clinical work.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Working capital was approximately $33.0 million at March 31, 1998 compared to approximately $32.6 million at December 31, 1997. Additionally, the Company has available a $20 million credit facility to supplement its liquidity needs.

Capital expenditures were approximately $2.2 million during the first quarter of 1998 compared to approximately $2.3 million during the same period last year. The Company anticipates total capital expenditures for 1998 to be at or below 1997 levels.

AAI expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations and borrowings. The Company believes that such sources of cash will be sufficient to fund operations for the current and foreseeable future and to pay existing debt as it becomes due and other capital obligations. The Company is constantly evaluating acquisition or growth opportunities. At some point in the future there may be opportunities that require additional external financing, and the Company may from time-to-time seek to obtain funds through the public or private issuance of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company.

YEAR 2000 DISCLOSURE

The Company is in the process of completing its assessment of the impact to computer systems and equipment when the year 2000 arrives. Over the past few years a number of computer systems that were not year 2000 compatible have either been upgraded or replaced. While management does not believe this issue will materially affect its products, services or competitive condition, it has not fully completed its assessment at this time.

FORWARD LOOKING STATEMENTS

This quarterly report may contain certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the Company's belief and assumptions, as well as information currently available to the Company. When or if used herein, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance or financial condition may vary materially from those anticipated, estimated or expected. Key factors that may have a direct bearing on the Company's results, performance and financial condition include, but are not limited to, the Company's dependence on and effect of government regulation; its management of growth and acquisition risks, including its integration of acquired operations; the level of outsourcing of research, development and testing activities in the pharmaceutical and biotechnology industries; its dependence on key personnel, and its dependence on third-party marketing and distribution of internally developed drugs.

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

Construction of plant, building and facilities               $ 4,980,000
Purchase and installation of machinery and equipment          10,805,000
Repayment of indebtedness                                      1,471,000
Working capital                                                6,654,000
Research and development                                      10,448,000
Temporary investments (short-term, investment grade,
 Interest-bearing)                                            10,435,000
                                                             -----------
          Use of proceeds                                    $44,793,000
                                                             ===========


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

No reports on Form 8-K were filed during the quarter ended March 31, 1998; however, the Company did file a report on Form 8-K, dated April 30, 1998, to report the change in independent accountants.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             APPLIED ANALYTICAL INDUSTRIES, INC.

Date:  May 15, 1998          By:  /s/   FREDERICK D. SANCILIO
                                 ---------------------------------
                                 Frederick D. Sancilio, Ph.D.
                                 Chairman of the Board and Chief Executive
                                 Officer (Principal Executive Officer)

Date:  May 15, 1998          By:  /s/  EUGENE T. HALEY
                                 ---------------------------------
                                 Eugene T. Haley
                                 Executive Vice President and
                                 Chief Financial Officer
                                 (Principal Financial Officer)

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                  EXHIBIT INDEX

EXHIBIT
   NO.                             DESCRIPTION
   ---                             -----------

 3.1 -Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

 3.2    -Restated By-laws of the Company (incorporated by reference to Exhibit
         3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

 4.1 -Articles Fourth, Seventh, Eleventh and Twelfth of the form of Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

 4.2 -Article II of the form of Restated By-laws of the Company (included in Exhibit 3.2)

 4.3 -Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.1 -Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.2 -Applied Analytical Industries, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.3 -Applied Analytical Industries, Inc. 1996 Stock Option Plan (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))


10.4 -Applied Analytical Industries, Inc. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997)

10.5    -Stockholder Agreement dated as of November 17, 1995 among the
         Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.6 -Lease Agreement dated as of March 7, 1994 between 5051 New Centre Drive, L.L.C., as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.7 -Development Agreement dated as of April 25, 1994 between the Company and Endeavor Pharmaceuticals Inc. (formerly, GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))


10.8 -Development Agreement dated as of April 4, 1995 between the Company and Aesgen, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-
         5535))

10.9 -Loan Agreement dated as of December 30, 1996 between NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,
         1996)

10.10 -Amendment No. 1, dated as of February 13, 1998, to the Loan Agreement dated as of December 30, 1996 between NationsBank, N.A. and the Company

10.11 -Underwriting Agreement dated September 19, 1996 between the Company and Goldman Sachs & Co., Cowen & Company and Lehman Brothers, Inc., as representatives of the underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

27       Financial Data Schedule (for SEC use only)