Form 10-Q
period 1998-06-30
APPLIED ANALYTICAL INDUSTRIES INC
filed 1998-08-14
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding, as of August 10, 1998 was 16,302,876 shares.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                Table of Contents


         The terms "Company", "Registrant" or "AAI" in this Form 10-Q include Applied Analytical Industries, Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited).
           Condensed Consolidated Statement of Income                     3
           Condensed Consolidated Balance Sheet                           4
           Condensed Consolidated Statement of Cash Flows                 5
           Notes to Condensed Consolidated Financial Statements           6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                             7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK.                                                    10

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.                      11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.            11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                               12


SIGNATURES                                                               13

EXHIBIT INDEX                                                            14

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                    Three months ended             Six months ended
                                                         June 30,                      June 30,
                                                    -----------------------       -----------------------
                                                      1998         1997             1998         1997
                                                      ----         ----             ----         ----
Net sales (includes related party net
   sales of $145; $1,372; $552
   and $3,348, respectively)                      $    19,426  $    15,814      $    36,539  $    30,989

Operating costs and expenses:
   Cost of sales                                        8,965        7,566           17,462       15,057
   Selling                                              2,017        1,829            4,183        3,664
   General and administrative                           4,400        3,855            8,062        7,034
   Research and development                             1,965        1,753            3,368        3,371
                                                    ----------   ----------       ----------   ----------
                                                       17,347       15,003           33,075       29,126
                                                    ----------   ----------       ----------   ----------

   Income from operations                               2,079          811            3,464        1,863

Other income (expense):
   Interest income, net of expense                        116          247              248          574
   Other, net                                             (43)          93              (32)         217
                                                    ----------   ----------       ----------   ----------
                                                           73          340              216          791
                                                    ----------   ----------       ----------   ----------

Income before income taxes                              2,152        1,151            3,680        2,654
Provision for income taxes                                846          568            1,301        1,161
                                                    ----------   ----------       ----------   ----------
Net income                                        $     1,306  $       583      $     2,379  $     1,493
                                                    ==========   ==========       ==========   ==========


Basic earnings per share                          $      0.08  $      0.04      $      0.15  $      0.09
                                                    ==========   ==========       ==========   ==========
Weighted average shares outstanding                    16,303       16,288           16,300       16,288
                                                    ==========   ==========       ==========   ==========

Diluted earnings per share                        $      0.08  $      0.04      $      0.15  $      0.09
                                                    ==========   ==========       ==========   ==========
Weighted average shares outstanding                    16,357       16,417           16,405       16,429
                                                    ==========   ==========       ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                                        June 30,                December 31,
                                                                          1998                      1997
                                                                      -----------               ------------
                                                                      (Unaudited)
                             ASSETS
Current assets:
Cash and cash equivalents                                         $           22,811        $           26,219
Accounts receivable                                                           17,736                    19,415
Work-in-progress                                                              12,220                     8,968
Prepaid and other current assets                                               4,841                     4,481
                                                                    -----------------         -----------------
          Total current assets                                                57,608                    59,083
                                                                    -----------------         -----------------
Property and equipment, net                                                   27,544                    25,326
Goodwill and other intangibles                                                13,317                    13,747
Other assets                                                                   2,241                     2,293
                                                                    -----------------         -----------------
          Total assets                                            $          100,710        $          100,449
                                                                    =================         =================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt
   and short-term debt                                            $            6,416        $            5,561
Accounts payable                                                               3,308                     4,005
Customer advances                                                              5,991                     7,869
Accrued wages and benefits                                                     3,825                     3,561
Other accrued liabilities                                                      5,180                     5,450
                                                                    -----------------         -----------------
          Total current liabilities                                           24,720                    26,446
                                                                    -----------------         -----------------
Long-term debt                                                                 6,209                     6,578
Other liabilities                                                              1,061                     1,349
Commitments and contingencies                                                     --                        --
Stockholders' equity:
  Preferred stock                                                                 --                        --
  Common stock                                                                    16                        16
  Paid-in capital                                                             67,733                    67,550
  Retained earning (deficit)                                                   1,043                    (1,336)
  Accumulated other comprehensive losses                                          (6)                       (5)
Stock subscriptions receivable                                                   (66)                     (149)
                                                                    -----------------         -----------------
          Total stockholders' equity                                          68,720                    66,076
                                                                    -----------------         -----------------
          Total liabilities and stockholders' equity              $          100,710        $          100,449
                                                                    =================         =================


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                          Six months ended
                                                              June 30,
                                                       -----------------------
                                                         1998           1997
                                                       --------       --------
Net income                                             $  2,379       $  1,493
Adjustments to reconcile to net cash provided
    (used) by operating activities:
     Depreciation and amortization                        2,830          2,324
     Other                                                  538             63
     Changes in assets and liabilities:
         Trade and other receivables                      1,664         (7,575)
         Work-in-progress                                (3,262)           (47)
         Prepaid and other assets, net                     (364)          (305)
         Accounts payable                                  (690)        (4,047)
         Customer advances                               (1,868)        (1,203)
         Other accrued liabilities                         (301)        (4,657)
                                                       --------       --------
Net cash provided (used) by operating activities:           926        (13,954)
                                                       --------       --------
Cash flows from investing activities:
Purchase of property and equipment                       (5,018)        (5,258)
Other                                                        77           (207)
                                                       --------       --------
Net cash used by investing activities                    (4,941)        (5,465)
                                                       --------       --------
Cash flows from financing activities:
Net proceeds short-term debt                                870          4,038
Net proceeds (payments) long-term borrowings               (336)           984
Sale of common stock                                         76             32
                                                       --------       --------
Net cash provided by financing activities                   610          5,054
                                                       --------       --------
Net decrease in cash and cash equivalents                (3,405)       (14,365)
Effect of exchange rate changes on cash                      (3)           (21)
Cash and cash equivalents, beginning of period           26,219         42,186
                                                       --------       --------
Cash and cash equivalents, end of period               $ 22,811       $ 27,800
                                                       ========       ========

Supplemental information, cash paid for:
     Interest                                          $    139       $    248
     Income taxes                                      $    800       $    739

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


                                                    Six months ended
                                                        June 30,
                                                -----------------------
                                                     (In thousands)
                                                  1998           1997
                                                -------        --------
Net income                                      $ 2,379        $  1,493

Other comprehensive income (loss):
  Currency translation adjustments                   (1)

                                                -------        --------
Comprehensive income                            $ 2,378        $  1,493
                                                =======        ========

4.   FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
     (In thousands)

                                     Three months ended                Six months ended
                                          June 30,                         June 30,
                                    -----------------------       -----------------------

                                       1998          1997           1998           1997
                                    --------       --------       --------       --------
NET SALES:
Fee-for-service                     $ 17,199       $ 15,223       $ 32,776       $ 28,969
Product development                    2,227            591          3,763          2,020
                                    --------       --------       --------       --------
                                    $ 19,426       $ 15,814       $ 36,539       $ 30,989
                                    ========       ========       ========       ========

United States                       $ 14,345       $ 12,575       $ 27,121       $ 24,257
Non-U.S.                               5,190          3,504          9,976          7,243
Less inter-geographic sales             (109)          (265)          (558)          (511)
                                    --------       --------       --------       --------
                                    $ 19,426       $ 15,814       $ 36,539       $ 30,989
                                    ========       ========       ========       ========
INCOME (LOSS) FROM OPERATIONS:
Fee-for-service                     $  2,397       $  2,566       $  3,596       $  4,210
Product development                      261         (1,162)           394         (1,351)
Corporate                               (579)          (593)          (526)          (996)
                                    --------       --------       --------       --------
                                    $  2,079       $    811       $  3,464       $  1,863
                                    ========       ========       ========       ========

United States                       $  2,580       $  1,196       $  3,882       $  2,320
Non-U.S.                                (501)          (385)          (418)          (457)
                                    --------       --------       --------       --------
                                    $  2,079       $    811       $  3,464       $  1,863
                                    ========       ========       ========       ========


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

RESULTS OF OPERATIONS - SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

Net sales for the second quarter of 1998 increased 23% to $19.4 million compared to $15.8 million in 1997. The core fee-for-service revenues were $17.2 million in 1998, up 13% from $15.2 million in 1997. Revenues from internal product development were $2.2 million in 1998 compared to $0.6 million last year. The Company finalized one new domestic license agreement and filed two product applications with the FDA in the second quarter of 1998.

Demand for fee-for-service business continues to be strong but the Company's growth rate in certain areas has been limited by available capacity. In response to this strong demand, the Company will expand its capacity with the addition of a 75,000 square foot leased facility in New Jersey. This facility will be brought on line over a three-year period, beginning with the fourth quarter of 1998. The building was formerly operated by a major pharmaceutical company, which will minimize the time and cost of making it operational for AAI.

Overall gross margin was approximately 54% for the second quarter of 1998 compared to 52% for the same period of 1997. The gross margin from fee-for-service work was approximately 48% for the second quarter of 1998 compared to 50% for the same period of 1997. The difference in gross margin percentage is mainly attributable to the mix of services provided.

Selling expenses as a percentage of net sales were approximately 10% in 1998 compared to 11% last year. General and administrative expenses as a percentage of net sales were approximately 23% in 1998 compared to 24% last year. These changes are primarily a result of higher sales levels. The Company expects to continue its efforts at controlling selling, general and administrative expenses in line with overall growth.

Research and development expenses were approximately 10% of net sales in 1998 compared to 11% in 1997. The Company has continued spending on internal development projects with an expectation of spending approximately 10% of net sales over an annual cycle. As mentioned above, the Company filed two product applications with the FDA during the second quarter of 1998.

The improvement in income from operations from $2.1 million in the second quarter of 1998 compared to $0.8 million last year is mainly attributable to the internal product development business. In the fee-for-service business, the company had a 7% decline in income from operations, with $2.4 million in 1998 compared to $2.6 million last year. The 1998 results reflect the impact of increased overhead costs associated with adding management staff in Europe during the later part of 1997 and some shifts in sales mix.


RESULTS OF OPERATIONS - SIX MONTHS 1998 COMPARED TO SIX MONTHS 1997

Net sales for the first six-months of 1998 increased 18% to $36.5 million compared to $31.0 million in 1997. The core fee-for-service revenues were $32.8 million in 1998, up 13% from $29.0 million in 1997. Revenues from internal product development were $3.8 million in 1998 compared to $2.0 million last year, an increase of approximately 86%.

Overall gross margin was approximately 52% for the first six-months of 1998 compared to 51% for the same period of 1997. The gross margin from fee-for-service work was approximately 47% for the first six-months of 1998 compared to 48% for the same period of 1997. The difference in gross margin percentage is mainly attributable to the mix of services provided.

Selling expenses as a percentage of net sales were approximately 11% in 1998 compared to 12% last year. General and administrative expenses as a percentage of net sales were approximately 22% in 1998 compared to 23% last year. The 1998 general and administrative expenses include a gain of approximately $540,000 resulting from the sale of certain corporate assets in the first quarter. The Company expects to continue its efforts at controlling selling, general and administrative expenses in line with overall growth.

Research and development expenses were approximately 9% of net sales in 1998 compared to 12% in 1997. The Company has continued spending on internal development projects with an expectation of spending approximately 10% of net sales over an annual cycle.

The improvement in income from operations from $3.5 million in the first six-months of 1998 compared to $1.9 million last year is mainly attributable to the internal product development business. In the fee-for-service business, the company had a 15% decline in income from operations, with $3.6 million in 1998 compared to $4.2 million last year. The 1998 results reflect the impact of increased overhead costs associated with adding management staff in Europe during the later part of 1997 and some shifts in sales mix.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Working capital was approximately $33.0 million at June 30, 1998 compared to approximately $32.6 million at December 31, 1997. Additionally, the Company has available a $20 million credit facility to supplement its liquidity needs.

Capital expenditures were approximately $5.0 million during the first six-months of 1998 compared to approximately $5.3 million during the same period last year. The Company anticipates total capital expenditures for 1998 to be approximately $12 million.

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

YEAR 2000 DISCLOSURE

The Company has completed the assessment of most of its major applications and hardware to determine the impact to computer systems and equipment when the year 2000 arrives. Over the past few years a number of computer systems that were not year 2000 compatible have either been upgraded or replaced. Additionally, the Company has plans in place to address most of the non-compliant systems. The cost of bringing the Company in full compliance should not result in a material increase in its capital spending program or any material one-time expenses. While management does not believe this issue will materially affect its products, services or competitive condition, it has not fully completed its assessment at this time. Our assessment should be completed by the end of the third quarter of 1998.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable.

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

USE OF PROCEEDS

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

    Construction of plant, building and facilities             $  6,604,000
    Purchase and installation of machinery and equipment         11,994,000
    Repayment of indebtedness                                     1,689,000
    Working capital                                               9,183,000
    Research and development                                     12,417,000
    Temporary investments (short-term, investment
      grade, interest bearing)                                    2,906,000
                                                                ------------
                          Use of proceeds                      $ 44,793,000
                                                                ============

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 5, 1998, the Company held its annual meeting of stockholders. The total shares outstanding of common stock as of the record date was 16,302,542. The matters voted upon at the meeting and the results are as follows:

Election of Director, James L. Waters, term to expire 2001:

                  Votes for             14,415,365
                  Votes against              -
                  Votes withheld             -
                  Abstentions                  712

Approval of the Amendment to the Company's 1997 Stock Option Plan authorizing the issuance of an additional 1,158,000 shares of common stock:

                  Votes for              13,528,662
                  Votes against              26,183
                  Votes withheld              -
                  Abstentions                 4,045

No other matters were voted upon at the meeting.

The By-laws of the Company establish an advance notice procedure for stockholder proposals to be brought before a meeting of stockholders of the Company and for nominations by stockholders of candidates for election as directors at an annual meeting at which directors are to be elected. Subject to any other applicable requirements, only such business may be conducted at a meeting of stockholders as has been brought before the meeting by, or at the direction of, the Board of Directors or by a stockholder who has given to the Secretary of the Company timely written notice, in proper form, of the stockholder's intention to bring that business before the meeting. The presiding officer at such meeting has the authority to make such determinations. Only persons who are selected and recommended by the Board of Directors or by a committee of the Board of Directors designated to make nominations, or who are nominated by a stockholder who has given timely written notice, in proper form, to the Secretary prior to a meeting at which directors are to be elected, will be eligible for election as directors of the Company.

To be timely, notice of nominations or other business to be brought before any meeting must be received by the Secretary of the Company not later than 120 days in advance of the anniversary date of the Company's proxy statement for the previous year's annual meeting or, in the case of special meetings, at the close of business on the tenth day following the date on which notice of such meeting is first given to stockholders. Accordingly, any notice of nominations or other business to be brought before the 1999 annual meeting of stockholders must be received by the Secretary of the Company by December 13, 1998. The notice of any stockholder proposal or nomination for election as a director must set forth the various information required under the By-laws. The person submitting the notice of nomination and any person acting in concert with such person must provide, among other things, the name and address under which they appear on the Company's books (if they so appear) and the class and number of shares of the Company's capital stock that are beneficially owned by them. Any stockholder desiring a copy of the Company's By-laws will be furnished one without charge upon written request to the Secretary of the Company at 5051 New Centre Drive, Wilmington, North Carolina 28403.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

The Company filed a Form 8-K, dated April 30, 1998, to report the change in independent accountants and a Form 8-K, dated August 4, 1998, to file a press release reporting the Company's unaudited consolidated financial results for the period ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    APPLIED ANALYTICAL INDUSTRIES, INC.

Date:    August 14, 1998            By: /s/   FREDERICK D. SANCILIO
                                       ----------------------------
                                       Frederick D. Sancilio, Ph.D.
                                       Chairman of the Board and Chief Executive
                                       Officer  (Principal Executive Officer)

Date:    August 14, 1998            By: /s/  EUGENE T. HALEY
                                       ---------------------
                                       Eugene T. Haley
                                       Executive Vice President and Chief
                                       Financial Officer
                                       (Principal Financial Officer)

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                  EXHIBIT INDEX

    Exhibit
     No.                            Description
    -------                         -----------

    3.1        -  Amended and Restated Certificate of Incorporation of the
                  Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

    3.2        -  Restated By-laws of the Company (incorporated by reference to
                  Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

    4.1        -  Articles Fourth, Seventh, Eleventh and Twelfth of the form of
                  Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

    4.2        -  Article II of the form of Restated By-laws of the Company
                  (included in Exhibit 3.2)

    4.3       -   Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit
                  4.3 to the Company's Registration Statement on Form S-1
                  (Registration No. 333-5535))

   10.1       -   Employment Agreement dated November 17, 1995 between the
                  Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
                  Form S-1 (Registration No. 333-5535))

   10.2       -   Applied Analytical Industries, Inc. 1995 Stock Option Plan
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Registration Statement on Form S-1 (Registration No.
                  333-5535))

   10.3       -   Applied Analytical Industries, Inc. 1996 Stock Option Plan
                  (incorporated by reference to Exhibit 10.4 to the Company's
                  Registration Statement on Form S-1 (Registration No.
                  333-5535))

   10.4       -   Applied Analytical Industries, Inc. 1997 Stock Option Plan, as
                  amended on May 8, 1998.

   10.5       -   Stockholder Agreement dated as of November 17, 1995 among the
                  Company, GS Capital Partners II, L.P., GS Capital Partners II
                  Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone
                  Street Fund 1995, L.P., Bridge Street Fund 1995, L.P.,
                  Noro-Moseley Partners III, L.P., Wakefield Group Limited
                  Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-5535))

   10.6       -   Lease Agreement dated as of March 7, 1994 between 5051 New
                  Centre Drive, L.L.C., as landlord, and the Company, as tenant
                  (incorporated by reference to Exhibit 10.10 to the Company's
                  Registration Statement on Form S-1 (Registration No.
                  333-5535))

    Exhibit
     No.                            Description
    -------                         -----------

   10.7       -   Development Agreement dated as of April 25, 1994 between the
                  Company and Endeavor Pharmaceuticals Inc. (incorporated by reference to Exhibit 10.12 to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-5535))

   10.8       -   Development Agreement dated as of April 4, 1995 between the
                  Company and Aesgen, Inc. (incorporated by reference to Exhibit
                  10.13 to the Company's Registration Statement on Form S-1
                  (Registration No. 333-5535))

   10.9       -   Loan Agreement dated as of December 30, 1996 between
                  NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

  10.10       -   Amendment No. 1, dated as of February 13, 1998, to the Loan
                  Agreement dated as of December 30, 1996 between NationsBank,
                  N.A. and the Company (incorporated by reference to Exhibit
                  10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

  10.11       -   Underwriting Agreement dated September 19, 1996 between the
                  Company and Goldman Sachs & Co., Cowen & Company and Lehman
                  Brothers, Inc., as representatives of the underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit
                  10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

  27          -   Financial Data Schedule (for SEC use only)