Form 10-Q
period 1998-09-30
APPLIED ANALYTICAL INDUSTRIES INC
filed 1998-11-16
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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

The number of shares of the Registrant's common stock outstanding, as of November 6, 1998, was 16,379,646 shares.

                       Applied Analytical Industries, Inc.
                                Table of Contents



         The terms "Company", "Registrant" or "AAI" in this Form 10-Q include Applied Analytical Industries, Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.


                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).
         Condensed Consolidated Statement of Income                        3
         Condensed Consolidated Balance Sheet                              4
         Condensed Consolidated Statement of Cash Flows                    5
         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                              8


PART II. OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.                       12

Item 6.  Exhibits and Reports on Form 8-K.                                12


SIGNATURES                                                                13

Exhibit Index                                                             14

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       Applied Analytical Industries, Inc.
                   Condensed Consolidated Statement of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                 Three months ended                Nine months ended
                                                    September 30,                    September 30,
                                             -------------------------          -------------------------
                                               1998             1997              1998             1997
                                             --------         --------          --------         --------

Net sales                                    $ 20,138         $ 14,021          $ 56,676         $ 45,010
                                             --------         --------          --------         --------

Operating costs and expenses:
   Cost of sales                                9,854            7,994            27,316           23,051
   Selling                                      2,249            2,268             6,431            5,932
   General and administrative                   4,958            4,022            13,020           11,056
   Research and development                     1,372            2,379             4,740            5,750
                                             --------         --------          --------         --------
                                               18,433           16,663            51,507           45,789
                                             --------         --------          --------         --------

   Income (loss) from operations                1,705           (2,642)            5,169             (779)

Other income:
   Interest income, net of expense                 75              196               321              770
   Other, net                                     131              298               101              515
                                             --------         --------          --------         --------
                                                  206              494               422            1,285
                                             --------         --------          --------         --------

Income (loss) before income taxes               1,911           (2,148)            5,591              506
Provision (benefit) for income taxes              498             (984)            1,799              177
                                             --------         --------          --------         --------
Net income (loss)                            $  1,413         $ (1,164)         $  3,792         $    329
                                             ========         ========          ========         ========


Basic earnings (loss) per share              $   0.09         $  (0.07)         $   0.23         $   0.02
                                             ========         ========          ========         ========
Weighted average shares outstanding            16,308           16,291            16,303           16,289
                                             ========         ========          ========         ========

Diluted earnings (loss) per share            $   0.09         $  (0.07)         $   0.23         $   0.02
                                             ========         ========          ========         ========
Weighted average shares outstanding            16,356           16,519            16,390           16,457
                                             ========         ========          ========         ========





   The accompanying notes are an integral part of these financial statements.

                       Applied Analytical Industries, Inc.
                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                                 September 30,      December 31,
                                                                      1998               1997
                                                                   ---------          ---------
                                                                  (Unaudited)
                                     ASSETS

Current assets:
Cash and cash equivalents                                          $  14,450          $  26,219
Accounts receivable                                                   23,172             19,415
Work-in-progress                                                      13,321              8,968
Prepaid and other current assets                                       5,356              4,481
                                                                   ---------          ---------
          Total current assets                                        56,299             59,083
                                                                   ---------          ---------
Property and equipment, net                                           32,265             25,326
Goodwill and other intangibles                                        15,812             13,747
Other assets                                                           2,445              2,293
                                                                   ---------          ---------
          Total assets                                             $ 106,821          $ 100,449
                                                                   =========          =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt
   and short-term debt                                             $   5,270          $   5,561
Accounts payable                                                       3,476              4,005
Customer advances                                                      8,885              7,869
Accrued wages and benefits                                             4,800              3,561
Other accrued liabilities                                              6,446              5,450
                                                                   ---------          ---------
          Total current liabilities                                   28,877             26,446
                                                                   ---------          ---------
Long-term debt                                                         6,409              6,578
Other liabilities                                                      1,122              1,349
Commitments and contingencies                                           --                 --
Stockholders' equity:
  Common stock                                                            16                 16
  Paid-in capital                                                     68,067             67,550
  Retained earnings (deficit)                                          2,456             (1,336)
  Accumulated other comprehensive losses                                 (61)                (5)
  Stock subscriptions receivable                                         (66)              (149)
                                                                   ---------          ---------
          Total stockholders' equity                                  70,413             66,076
                                                                   ---------          ---------
          Total liabilities and stockholders' equity               $ 106,821          $ 100,449
                                                                   =========          =========

   The accompanying notes are an integral part of these financial statements.

                       Applied Analytical Industries, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              Nine months ended
                                                                September 30,
                                                          --------------------------
                                                            1998              1997
                                                          --------          --------
Net income                                                $  3,792          $    329
Adjustments to reconcile to net cash provided
    (used) by operating activities:
    Depreciation and amortization                            4,299             3,522
    Gain on sale of property and equipment                    (540)             --
    Other                                                       56               501
    Changes in assets and liabilities:
    Trade and other receivables                             (2,148)           (6,353)
    Work-in-progress                                        (3,642)             (187)
    Prepaid and other assets, net                             (736)              624
    Accounts payable                                          (711)           (3,935)
    Customer advances                                          323            (1,164)
    Other accrued liabilities                                 (114)           (5,411)
                                                          --------          --------
Net cash provided (used) by operating activities:              579           (12,074)
                                                          --------          --------
Cash flows from investing activities:
Purchase of property and equipment                          (8,304)           (8,124)
Mergers and acquisitions, net of cash acquired              (4,008)             --
Proceeds from sale of property and equipment                   928              --
Other                                                           33               (40)
                                                          --------          --------
Net cash used by investing activities                      (11,351)           (8,164)
                                                          --------          --------
Cash flows from financing activities:
Net (payments) proceeds on short-term debt                    (686)            4,078
Net (payments) proceeds on long-term debt                     (504)              653
Sale of common stock                                            76                63
Other                                                           83              --
                                                          --------          --------
Net cash (used) provided by financing activities            (1,031)            4,794
                                                          --------          --------
Net decrease in cash and cash equivalents                  (11,803)          (15,444)
Effect of exchange rate changes on cash                         34               (28)
Cash and cash equivalents, beginning of period              26,219            42,186
                                                          ========          ========
Cash and cash equivalents, end of period                  $ 14,450          $ 26,714
                                                          ========          ========
Supplemental information, cash paid for:
     Interest                                             $    601          $    424
     Income taxes                                         $  1,784          $  1,402


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



2. Mergers and acquisitions

On September 14, 1998, the Company acquired by merger Kansas City Analytical Services, Inc. ("KCAS"), a bioanalytical and pharmaceutical analysis laboratory located near Kansas City, Kansas. The aggregate purchase price was approximately $5.5 million, consisting of cash ($5.2 million) and the issuance of 26,642 shares of common stock. The acquisition has been accounted for using the purchase method of accounting. Accordingly, the results of KCAS's operations have been included in the Company's consolidated results from the date of acquisition. The impact to the consolidated Statement of Income for the periods presented was not material.



3. Earnings Per Share

The weighted average shares used in the calculation of diluted earnings per share represents the weighted average shares outstanding plus the dilutive impact of outstanding stock options.

4. Comprehensive Income

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

                                                          Nine months ended
                                                            September 30,
                                                       ------------------------
                                                            (In thousands)
                                                         1998             1997
                                                       -------          -------

            Net income                                 $ 3,792          $   329
            Other comprehensive income (loss):
              Currency translation adjustments             (61)            --
                                                       -------          -------
            Comprehensive income                       $ 3,731          $   329
                                                       =======          =======


5. Financial Information by Business Segment and Geographic Area (In thousands):

                                          Three months ended                  Nine months ended
                                             September 30,                      September 30,
                                       --------------------------          --------------------------
                                         1998              1997              1998              1997
                                       --------          --------          --------          --------
Net sales:
Fee-for-Service                        $ 18,396          $ 12,617          $ 51,171          $ 41,586
Internal Product Development              1,742             1,404             5,505             3,424
                                       --------          --------          --------          --------
                                       $ 20,138          $ 14,021          $ 56,676          $ 45,010
                                       ========          ========          ========          ========

United States                          $ 14,641          $ 10,496          $ 41,761          $ 34,753
Non-U.S                                   5,798             4,085            15,774            11,328
Less inter-geographic sales                (301)             (560)             (859)           (1,071)
                                       --------          --------          --------          --------
                                       $ 20,138          $ 14,021          $ 56,676          $ 45,010
                                       ========          ========          ========          ========

Income (loss) from operations:
Fee-for-Service                        $  2,054          $   (370)         $  5,649          $  3,840
Internal Product Development                370            (1,534)              764            (2,885)
Corporate                                  (719)             (738)           (1,245)           (1,734)
                                       --------          --------          --------          --------
                                       $  1,705          $ (2,642)         $  5,169          $   (779)
                                       ========          ========          ========          ========

United States                          $  1,312          $ (2,006)         $  5,195          $    314
Non-U.S                                     393              (636)              (26)           (1,093)
                                       --------          --------          --------          --------
                                       $  1,705          $ (2,642)         $  5,169          $   (779)
                                       ========          ========          ========          ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's quarterly results have been, and are expected to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, the commencement, completion or cancellation of large contracts, progress of ongoing contracts, achieving expected levels of licensing and royalty revenues, potential acquisitions, the timing of start-up expenses for new facilities, timing and level of research and development expenditures and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect quarterly results. Accordingly, the Company believes that comparisons of its quarterly financial results may not be meaningful.

Results of Operations - Third Quarter 1998 compared to Third Quarter 1997
Net sales for the third quarter of 1998 increased 44% to $20.1 million compared to $14.0 million in 1997. Core Fee-for-Service revenues were $18.4 million in 1998, up 46% from $12.6 million in 1997. Revenues from Internal Product Development were $1.7 million in 1998 compared to $1.4 million last year. The Company finalized one new domestic license agreement in the third quarter of 1998.

Demand for Fee-for-Service business continues to be strong but the Company's growth rate in certain areas has been limited by available capacity. In response to this demand, the Company committed to expand its capacity with the addition of a 75,000 square foot leased facility in New Jersey. This facility will be brought on-line over a three-year period, beginning October 1998. The building was formerly operated by a major pharmaceutical company, which will minimize the time and cost of making it operational for AAI.

Overall gross margin was approximately 51% for the third quarter of 1998 compared to 43% for the same period of 1997. The gross margin from Fee-for-Service work was approximately 46% for the third quarter of 1998 compared to 37% for the same period of 1997. The difference in gross margin percentage is mainly attributable to the higher volume of work in 1998 and the mix of services provided.

Selling expenses as a percentage of net sales were approximately 11% in 1998 compared to 16% last year. General and administrative expenses as a percentage of net sales were approximately 25% in 1998 compared to 29% last year. These changes are primarily a result of higher sales levels. The Company expects to continue its efforts at controlling selling, general and administrative expenses by maintaining such growth at rates equal to or less than overall net sales growth.

Research and development expenses were approximately 7% of net sales in the third quarter of 1998 compared to 17% in 1997. The Company has continued spending on internal development projects with an expectation of spending approximately 9% of net sales over an annual cycle.

The improvement in income from operations, $1.7 million in 1998 compared to a loss of $(2.6) million in 1997, is attributable to improvements in both lines of business. In the Fee-for-Service business, the Company had a significant increase in income from operations, with $2.1 million in

1998 compared to a loss of $(0.4) million last year. The Internal Product Development business recorded its fourth consecutive quarter with revenues exceeding R&D expenses, with income from operations of $0.4 million in 1998 compared to a loss of $(1.5) million in 1997.

Results of Operations - Nine-Months 1998 compared to Nine-Months 1997
Net sales for the first nine-months of 1998 increased 26% to $56.7 million compared to $45.0 million in 1997. The core Fee-for-Service revenues were $51.2 million in 1998, up 23% from $41.6 million in 1997. Revenues from Internal Product Development were $5.5 million in 1998 compared to $3.4 million last year, an increase of approximately 61%.

Overall gross margin was approximately 52% for the first nine-months of 1998 compared to 49% for the same period of 1997. The gross margin from Fee-for-Service work was approximately 47% for the first nine-months of 1998 compared to 45% for the same period of 1997. The difference in gross margin percentage is mainly attributable to improved sales levels and the mix of services provided.

Selling expenses as a percentage of net sales were approximately 11% in 1998 compared to 13% last year. General and administrative expenses as a percentage of net sales were approximately 23% in 1998 compared to 25% last year. The 1998 general and administrative expenses include a gain of approximately $540,000 resulting from the sale of certain corporate assets in the first quarter. The Company expects to continue its efforts at controlling selling, general and administrative expenses by maintaining such growth at rates equal to or less than overall net sales growth.

Research and development expenses were approximately 8% of net sales in 1998 compared to 13% in 1997. The Company has continued spending on internal development projects with an expectation of spending approximately 9% of net sales over an annual cycle. The reduction in R&D as a percent of net sales reflects the Company's continuing ability to reduce such expenses through the use of internal clinical capabilities acquired in Europe at the end of 1996. The Company's Diclofenac with ProSorb(TM) product is in Phase II clinical studies for migraine with aura and is expected to enter Phase III studies in the first quarter of 1999. The Company expects to broaden the therapeutic expectations of the studies to include general migraine applications and certain post-surgical pain. While the Company's expectation is to spend approximately 9% of net sales on R&D over an annual cycle, the timing of the above clinical studies and other studies may result in higher percentages during certain quarterly periods.

The improvement in income from operations, $5.2 million in the first nine-months of 1998 compared to a loss of $(0.8) million last year is attributable to improvements in both lines of business. In the Fee-for-Service business, the Company had a 47% improvement in income from operations, with $5.6 million in 1998 compared to $3.8 million last year. The Internal Product Development business recorded its fourth consecutive quarter with revenues exceeding R&D expenses with income from operations of $0.8 million in 1998 compared to a loss of $(2.9) million in 1997.

Liquidity and Capital Resources

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Working capital was approximately $27.4 million at September 30, 1998 compared to approximately $32.6 million at December 31, 1997. Additionally, the Company has available a $20 million credit facility to supplement its liquidity needs.

Capital expenditures were approximately $8.3 million during the first nine-months of 1998 compared to approximately $8.1 million during the same period last year. The Company anticipates total capital expenditures for 1998 to be approximately $12 million.

In October 1998, the Company has entered into a $15 million lease financing arrangement with a trust whereby the trust will acquire certain existing leased facilities and develop certain new facilities. The Company has agreed to lease these properties from the trust for a period of five years, including renewals. After the five-year period, the Company may either acquire these properties or arrange for new lease financing. The Company is acting as the construction agent on the property being developed and has sold land to the trust for approximately $127,000.

AAI expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of equity securities and borrowings. The Company believes that such sources of cash and financing alternatives will be sufficient to fund operations for the current and foreseeable future and to pay existing debt as it becomes due and other capital obligations. The Company is constantly evaluating acquisition or growth opportunities. At some point in the future there may be opportunities that require additional external financing, and the Company may from time-to-time seek to obtain funds through the public or private issuance of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company.

Year 2000 Disclosure

The Company has commenced efforts to assess and where required, remediate, issues associated with Year 2000 ("Y2K") issues. Generally defined, Y2K issues arise from computer programs which use only two digits to refer to the year and which may experience problems when the two digits become "00" in the year 2000. In addition, imbedded hardware microprocessors may contain time and two-digit year fields in executing their functions. Much literature has been devoted to the possible effects such programs may experience in the Year 2000, although significant uncertainty exists as to the scope and effect the Y2K issues will have on industry and the Company.

The Company has recognized the need to address the Y2K issue in a comprehensive and systematic manner and has taken steps to assess the possible Y2K impact on the Company. Although the Company has not completed a 100% assessment of all its information technology ("IT") and non-IT systems for Y2K issues, the Company has completed its assessment of all mission-critical systems. All mission-critical systems and most of the major applications and hardware have been assessed to determine the Y2K impact and a plan is in place for timely resolution of potential issues. In addition, the Company is inquiring of all its significant vendors and clients their assessment of Y2K issues on their operations.

In 1996, the Company developed a strategic plan to identify the IT systems needed to accomplish the Company's overall growth plans. As part of this process potential Y2K issues were considered and addressed through enterprise resource planning process. The Company's Board of Directors authorized approximately $3 million of spending to implement portions of this strategic plan over several years.

In 1997, the Company established an internal multi-discipline task force to specifically address Y2K issues. The task force has inventoried IT and non-IT systems and made preliminary assessments as to Y2K compliance. In those instances where a system would be replaced or eliminated through the implementation of our strategic plan before being impacted by Y2K issues, no further action was deemed necessary. All mission-critical systems not being addressed in the above manner have been further assessed and protocols have been developed to test compliance. This testing is ongoing. As issues are identified they are remedied as soon as possible. In addition, as upgrades are made to the Company's proprietary software, Company employees are revising the computer code to ensure Y2K compliance. All Company purchase orders for new equipment and systems contain representations regarding Y2K compliance. Based on our current information, the non-IT systems used by the Company are not expected to cause significant problems or expense to the Company. While AAI relies heavily on its technical equipment, we have found that much of it can be upgraded or, for items that are not mission-critical, can continue to be operated if they are not linked to other systems.

We have communicated with our major customers and suppliers and are not aware of any such business associates that will cause a material third-party risk to the Company. While management does not believe this issue will materially affect its products, services or competitive condition, it has not fully completed its assessment and remediation process at this time.

The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. The Company has not been tracking the direct cost of solving potential Y2K issues. Since 1996, the Company has spent approximately $3.7 million for all IT items. It is not reasonably possible to determine what portion of such spending was directly related to correcting Y2K issues. The future spending on IT items is expected to be approximately $2 million per year. Again, the Company has not segregated the direct costs associated with Y2K issues in its IT capital spending plans.

The failure of either the Company, its vendors or clients to correct the systems affected by Y2K issues could result in a disruption or interruption of business operations. The Company uses computer programs and systems in a vast array of its operations to collect, assimilate and analyze data. Failure of such programs and systems could affect the Company's ability to perform contracts to test, develop, or manufacture pharmaceutical and biotechnology products or perform clinical trials, thereby causing delays in the development and commercialization of pharmaceutical and biotechnology products. Similarly, failure of vendor-provided products and services could result in delay of the Company to develop pharmaceutical products. Although the Company does not believe that any of the foregoing worst-case scenarios will occur, there can be no assurance that unexpected Y2K problems of the Company's and its vendors' and clients' operations will not have a material adverse effect on the Company.

While it is difficult to classify our state of readiness, we believe that our internal plans should have the Company ready by the end of 1999 to avoid any material Y2K issues. We are in the process of completing the assessment, testing systems and developing contingency plans. Management is in constant communication with the task force and has made and will continue to make reports to the Company's Board of Directors.

Forward Looking Statements

This quarterly report may contain certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the Company's belief and assumptions, as well as information currently available to the Company. When or if used herein, the words "anticipate," "estimate," "expect," and similar expressions may identify forward-looking statements. Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable; there can be no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks and uncertainties. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results, performance or financial condition may vary materially from those anticipated, estimated or expected. Key factors that may have a direct bearing on the Company's results, performance and financial condition include, but are not limited to, the Company's dependence on and effect of government regulation; its management of growth and acquisition risks, including its integration of acquired operations; the level of outsourcing of research, development and testing activities in the pharmaceutical and biotechnology industries; its ability to accurately assess and remediate potential year 2000 problems; its dependence on key personnel, and its dependence on third-party marketing and distribution of internally developed drugs.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

Use of Proceeds from Initial Public Offering

In 1996, the Company completed the sale of 3,105,000 shares of common stock through an offering filed on Registration Statement Form S-1 (No. 333-5535) which became effective on September 19, 1996. The net offering proceeds to the Company after underwriting discounts and other expenses, as previously disclosed in other Company filings, was $44,793,000. The final application of such proceeds is described below. Such information represents cumulative totals through the reporting date of this periodic report and all amounts, unless indicated otherwise, are for direct or indirect payments to others.

      Construction of plant, building and facilities               $ 6,908,000
      Purchase and installation of machinery and equipment          14,976,000
      Mergers and acquisitions                                       5,188,000
      Repayment of indebtedness                                      1,932,000
      Working capital                                                1,985,000
      Research and development costs                                13,804,000
                                                                   -----------
              Use of proceeds                                      $44,793,000
                                                                   ===========


Recent Sales of Unregistered Securities

In connection with the acquisition of Kansas City Analytical Services, Inc. ("KCAS") on September 14, 1998, the Company issued 26,642 shares of unregistered common stock to certain prior owners of KCAS as partial consideration for the exchange of their shares of KCAS. The Company valued such stock at approximately $300,000 using the average of the high and low trading prices on the date of issuance. Such securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, thereunder.


Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

Reports on Form 8-K:

The Company has recently filed the following Form 8-K's:

         Dated September 14, 1998, to report the acquisition of Kansas City Analytical Services, Inc. and a Form 8-K;

         Dated September 25, 1998, to file a press release announcing the Company's estimates of revenues and net income for certain future periods;

         Dated November 3, 1998, to file a press release reporting the Company's unaudited consolidated financial results for the period ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Applied Analytical Industries, Inc.

Date:  November 16, 1998             By: /s/ FREDERICK D. SANCILIO
                                         ----------------------------------
                                         Frederick D. Sancilio, Ph.D.
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

Date:  November 16, 1998             By: /s/ EUGENE T. HALEY
                                         ----------------------------------
                                         Eugene T. Haley
                                         Executive Vice President and
                                         Chief Financial Officer
                                         (Principal Financial Officer)

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

       10.4     - Applied Analytical Industries, Inc. 1997 Stock Option Plan,
                  as amended on May 8, 1998 (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

       10.5     - Stockholder Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

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