Form 10-K
period 1998-12-31
APPLIED ANALYTICAL INDUSTRIES INC
filed 1999-03-31
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ ]

The number of shares outstanding of the Registrant's common stock, as of March 19, 1999 was 17,204,490 shares. The aggregate market value for the voting stock held by non-affiliates of the Registrant on March 19, 1999 was approximately $113,039,189.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference in Parts I, II, and IV hereof. Portions of the Registrant's 1998 Proxy Statement dated approximately April 9, 1999 are incorporated by reference in Part III hereof.

                                     PART I
ITEM 1.  BUSINESS.

         The terms "Company", "Registrant" or "AAI" in this Form 10-K include Applied Analytical Industries, Inc., its corporate predecessors and its subsidiaries, except where the context may indicate otherwise. The Company was incorporated in 1986, although its corporate predecessor was founded in 1979. AAI operates in two business segments which include a fee-for-service business and a product development business. Financial information by business segment is included on pages 33 and 34 of the 1998 Annual Report to Shareholders (the "Annual Report") and is incorporated herein by reference.

         In the fee-for-service business, AAI is a leading integrated contract research and development resource to the worldwide pharmaceutical and biotechnology industries, offering an efficient, variable cost alternative to its clients' internal drug development, compliance and quality control programs. The Company provides a broad array of value-added services, including chemical analysis, synthesis and other laboratory services; drug formulation development; bioanalytical services; clinical supply and niche manufacturing; and regulatory and compliance consulting.

         In addition to the analytical services, AAI offers clinical trial services on a fee-for-service basis. The clinical business allows AAI to leverage customer relationships by offering longer term, broad scope contracts which span from early developmental testing and formulation to post-approval analysis. The clinical group provides customers a single source provider of pre-clinical and clinical testing. Being a single source provider of services can decrease the amount of knowledge transfer lost between separate vendors and can ultimately decrease the cost of development and speed to market of a drug.

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

       In addition to the fee-for-service business, AAI leverages its expertise by allocating a portion of its technical resources and operating capacity to internal drug and drug technology development. The Company generally funds the expense of development and then participates in the benefits of any potential commercial success through licensing and royalty arrangements. The Company does not directly market its internally developed products. Licensing partners, who are generally pharmaceutical companies, provide all marketing and sales service. Internal drug development efforts encompass generic products, line extensions and new patented technologies. Certain of these products have been licensed or sold. The Company's proprietary technology includes patents and pending patent applications on formulations, methods and drug delivery vehicles. The Company has only recently begun to recognize significant license and royalty revenues from its internal development efforts because of the significant time required for development and regulatory approval of pharmaceutical products.

       In 1994, as part of its internal development program, the Company organized Endeavor Pharmaceuticals Inc. ("Endeavor") to develop certain hormone pharmaceutical products, focusing initially on several such products then under development by AAI. The Company owns approximately 40% of the fully diluted common equity of Endeavor.

       On December 31, 1996, the Company acquired L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co. ("L.A.B."). L.A.B. was a European contract research and development organization headquartered in Neu-Ulm, Germany with principal operating units in Neu-Ulm and Munich, Germany; Paris, France, and Arnheim, Netherlands as well as a sales office in London, England. The former L.A.B. operations are now included in the organization referred to as AAI Europe. AAI Europe focuses on both clinical and non-clinical pharmaceutical product development and provides services that include drug formulation development; chemical analysis; Phase I clinical trial studies; bioanalytical testing; and European regulatory consulting. AAI Europe also provides Phase II-IV multi-center clinical trial studies focused in niche therapeutic areas including hepatic disease, chemotherapeutics, and hormone replacement therapy.

       On September 14, 1998, the Company acquired Kansas City Analytical Services, Inc. (KCAS) a bioanalytical services company in the Kansas City, Kansas area. KCAS offers bioanalytical testing of products to large and small pharmaceutical development companies. The addition of KCAS significantly increased AAI's bioanalytical testing capacity.

       On March 16, 1999, the Company merged with Medical and Technical Research Associates, Inc., (MTRA) a clinical research organization located near Boston, Massachusetts. MTRA offers clinical phase II - IV studies predominately in the US market to large and small pharmaceutical companies. The addition of MTRA adds clinical phase II - IV capabilities in the United States and will significantly increase AAI's ability to provide clinical testing to U.S. customers and enable the Company to compete for global clinical trial engagements.


FEE-FOR-SERVICE BUSINESS

       The Company provides a broad array of drug development services, including chemical analysis, synthesis and other laboratory services; formulation development; bioanalytical services; clinical supply and niche manufacturing; clinical trial services and monitoring; and regulatory and compliance consulting. The Company assigns project management teams consisting of customer service representatives and technical employees that meet with clients at frequent intervals to monitor and guide projects through the development process. Continual client interaction allows the Company to efficiently manage the drug development process.

       Historically, the Company's laboratory services have accounted for approximately one half of its fee-for-service revenue, although relative amounts vary from year to year. Formulation development projects and clinical supply and niche manufacturing generally have contributed the major portions of remaining annual fee-for-service revenue.

LABORATORY SERVICES

       In support of drug development and compliance programs, the Company offers laboratory services to characterize and measure drug components and impurities. The Company has more than 19 years experience in providing analytical testing services dedicated exclusively to the drug industry and has developed the scientific expertise, state-of-the-art equipment and broad range of scientific methods to accurately and quickly analyze almost any compound or product. The Company's laboratory services include method development and validation; stability studies; raw materials and release testing; biotechnology, microbiology and bioanalytical testing; product characterization and organic synthesis.

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

       STABILITY STUDIES. The Company provides stability testing and secure storage facilities necessary to establish and confirm product purity, potency and other shelf-life characteristics. Stability testing is required at all phases of product development, from dosage form development through commercial production, to confirm shelf life of each manufactured batch. The Company maintains state-of-the-art climate-controlled facilities in the United States and Germany to determine impact of a range of storage conditions on product. FDA regulations and the regulations of European regulatory authorities require that samples of clinical and commercial products placed in stability chambers be analyzed in a timely fashion after scheduled "pull points" occur, based on the date of manufacture. The Company's proprietary Laboratory Tracking System (LTS) tracks client products maintained at the Company's stability storage facilities and automatically schedules required testing as pull points occur.

       RAW MATERIALS AND PRODUCT RELEASE TESTING. The Company offers testing required by the FDA and other regulatory agencies to confirm that raw materials used in production and resulting finished products are consistent with established specifications. Due to the incorporation of "just in time" inventory control systems in client production schedules, release testing for both raw materials and the finished product often cannot be scheduled by clients in advance, yet must be performed immediately. The Company believes that its internal scheduling systems, analytical laboratory expertise and systems for prompt testing provide it with a competitive advantage in providing both raw material and batch release testing. The Company believes that this service enhances its client's confidence in adopting cost-saving "just in time" inventory control systems.

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

       MICROBIOLOGICAL TESTING. Microbiological testing is an essential indicator to ensure that a drug product, whether raw material or finished product, does not contain harmful micro-organisms. The Company has significant experience conducting various microbial tests to identify and quantify micro-organisms that may be present, including limulus amebocyte lysate testing, which measures toxic byproducts of micro-organisms, and particulate matter testing to determine the presence of foreign matter in injectable drug products. The Company also performs sterility testing to identify the genus and species of any micro-organisms that are present. In addition, the Company performs tests to determine the effectiveness of antibiotics against micro-organisms and the minimum levels of preservatives necessary in product formulations.

       The Company also assists clients with environmental monitoring, including water and air systems testing, using an automated biochemical system to identify micro-organisms present and determine whether such systems are within applicable microbial limits. The Company assists clients in validating their environmental control systems to ensure compliance with Good Manufacturing Practices (GMP) regulations.

       BIOANALYTICAL TESTING. The Company offers bioanalytical testing services to support clinical trials, analyzing plasma samples to characterize the metabolized forms of the drug and determine the rate of absorption. Bioanalytical studies of new drugs often present challenging and complex issues, with products being metabolized into multiple active and inactive forms, each of which must be measured. The Company works with its clients to develop and validate analytical methods to permit detection and measurement of the various components to trace levels. The acquisition of L.A.B. in 1996 and KCAS in 1998 significantly enhanced the Company's bioanalytical capabilities.

       PRODUCT CHARACTERIZATION. The Company has the expertise and instruments required to identify and characterize a broad range of chemical entities. Characterization analysis identifies the chemical composition, structure and physical properties of a compound, and characterization data forms a significant portion of a regulatory application. The Company uses numerous techniques to characterize a compound, including spectroscopy, chromatographic analyses and other physical chemistry techniques. Additionally, the Company uses such information for control testing to be performed throughout development and marketing to confirm consistent drug composition. Once appropriate test methods are developed and validated, and appropriate reference standards are characterized and certified, the Company can assist clients by routinely testing compounds for clinical and commercial use.

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

       The Company's formulation development expertise spans a broad spectrum of therapeutic areas. The Company works with clients to develop products with desired characteristics, including dosage form, strength, release rate, absorption properties, stability and appearance. The Company has developed significant product and process capabilities that enable it to efficiently solve the complex problems that arise in developing formulations with targeted characteristics and has developed a range of proprietary product technologies that allow it to efficiently achieve desired results in product design and development.

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

CLINICAL SUPPLY AND NICHE MANUFACTURING

       The Company provides clinical trials materials for Phase I through IV clinical trials. The Company has expertise in manufacturing tablets, capsules, sachets, liquids and suspensions, creams, gels, lotions and ointments. The Company believes that outsourcing of clinical supply manufacturing is particularly attractive to pharmaceutical companies that maintain large, commercial-quantity, batch facilities, where clinical supply manufacturing would divert resources from revenue-producing manufacturing. Similarly, pharmaceutical companies often seek to outsource commercial manufacturing of small quantity products. The Company has a dedicated 20,000 square foot facility in Wilmington, North Carolina and a similar facility in Paris, France to distribute and track clinical trial materials used in clinical studies. In addition, the Company provides its clients assistance in scaling up production of clinical supply quantities to commercial quantity manufacturing, and manufactures inventory on behalf of clients for commercial sale while client production facilities are being built and validated.

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

CLINICAL SERVICES

       The Company has a 48-bed Phase I clinical trial facility located in the same facility as one of the Company's analytical laboratories in Research Triangle Park, North Carolina. With the acquisitions of L.A.B. and MTRA, the Company expanded its Phase I clinical trial capabilities and added the ability to conduct and monitor Phase II-IV studies and multi-center trials focused in niche therapeutic areas, including hepatic disease, chemotherapeutics and hormone replacement therapy. The Company's Neu-Ulm, Germany operations include a 120-bed facility for conducting certain Phase I and II clinical trial studies, as well as bioequivalency studies. The newly expanded facility in Paris, France allows the Company to perform as a Phase II-IV multi-center clinical trial operation serving many European pharmaceutical companies.

       MTRA provides a full range of Phase II-IV clinical services to customers in the pharmaceutical, biotechnology and medical device industries for assistance in the drug development and regulatory approval process in North America. The clinical services include clinical trial management and monitoring, data management and statistics.

       With the addition of MTRA in 1999, the Company anticipates that clinical services will contribute more significantly to total revenues as clinical services will be offered on a global scale and have a significant customer base in the United States.

PRODUCT DEVELOPMENT BUSINESS

       The Company dedicates a portion of its technical resources and operating capacity to internal drug and technology development with the objective of licensing marketing rights to third parties. The Company does not independently commercialize products developed internally or otherwise directly compete with its clients in the marketing or distribution of products and, accordingly, believes that its internal development efforts are complementary to its clients' development needs. The Company's internal product and technology development program has resulted in multiple product applications filed with the FDA and European regulatory agencies. Many of these products have been licensed or sold. The internal development program has also resulted in patents covering drug technology and pending patent applications

       Since 1993, the Company has significantly increased its investment in its internal product development program. Because of the length of time required for development and approval of pharmaceutical products, the Company has only recently begun to recognize significant license revenue from its internal development efforts. The Company anticipates that internal product development revenues, including royalties and milestone license payments, will represent a growing proportion of its revenue. However, there can be no assurance that internal development projects will yield products that will be approved by the appropriate regulatory authorities or will be attractive to potential clients. Although there is a risk that any particular development project may not produce revenues, the Company believes that the profit margins from successful drug and technology development projects could potentially exceed the margins for standard fee-for-service engagements.

       In 1994, as part of its internal development program, the Company organized Endeavor with certain financial investors and an affiliate of Schering AG to continue the development of certain generic hormone products then under development by AAI. The Company assigned its rights to such products to Endeavor in return for approximately 47% of Endeavor's equity during a private placement of Endeavor stock, and the Company entered into a contract with Endeavor to continue product development and clinical supply manufacture. AAI currently owns approximately 40% of the fully diluted common equity of Endeavor. The Company's fee-for-service net sales to Endeavor were approximately $1.6 million, $3.2 million and $6.2 million in 1998, 1997 and 1996, respectively. The Company believes that such services are provided at terms that are no less favorable than terms that would be obtained from an unrelated third party.

       Endeavor had one product approved by the FDA in 1998 and is currently developing another product, in multiple dosage strengths; however, there can be no assurance that such product will ultimately be approved by the FDA. Endeavor does not directly market any products and its revenues are dependent upon licensing fees and royalties from third parties. Continued product development by Endeavor is dependent upon revenues from the approved product or additional capital funding.

       In 1995 the Company entered into an agreement with Aesgen, Inc. ("Aesgen"), a company organized by the Company with an affiliate of Mayo Clinic, MOVA Pharmaceutical Corporation and certain financial investors, to develop certain pharmaceutical products. AAI recognized net sales to Aesgen of $.2 million, $1.9 million and $4.7 million in 1998, 1997 and 1996 respectively. In 1996, the Company sold to Aesgen marketing rights to a product being developed by the Company. Under the agreement, Aesgen will pay license fees and additional royalties upon marketing the product, although there can be no assurance that the product will be approved by the FDA or marketed. AAI continues to hold a $1.6 million non-voting, non-convertible preferred stock investment in Aesgen.

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

       The Company's internal development program has yielded multiple issued patents and has several pending applications. For example, the Company's patented Pro-Sorb(R) formulation technology has been shown to facilitate the oral absorption of a number of non-steroidal anti-inflammatory drugs or NSAIDs, such as diclofenac, to reduce gastric irritation and speed the onset of therapeutic activity. In addition, the Company has patented a novel oral delivery system for certain biotechnology compounds that may currently be administered only by injection.

       The Company has one licensing agreement for a patented technology for the manufacture of low-dose products which are typically difficult to uniformly blend and an additional licensing arrangement for its patented chewable formulations to mask the otherwise bitter taste of certain ulcer drugs. The Company is seeking licensing partners for its other recently developed technologies.

INFORMATION TECHNOLOGY

       The Company has made significant investments in information technology. The Company's proprietary LTS system tracks laboratory workflow and enables the Company to monitor and plan work through the Company's laboratories. The LTS system monitors the progress of a client's project, records time expended by laboratory personnel, tracks sample locations and controls document revisions. The Company's customized data management system connects analytical instruments with multiple software architectures permitting automated data capture.

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

       In 1998, the Company began implementation of an enterprise wide financial and operational integrated management information system including significant systems licensed from SAP. Certain financial components became operational at year end 1998, with other operational management systems to follow later in 1999. The new system will be implemented in all subsidiaries and allows for expansion in a consistent and controlled manner.

       Disclosure regarding the impact of year 2000 is included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report under the caption "Year 2000 Disclosure."

CLIENTS

       The Company has provided services to most of the major pharmaceutical companies in the world. The Company believes that concentration of business among certain large clients is not uncommon in the contract research organization (CRO) industry. The Company has experienced such concentration in the past and may experience such concentration in the future. Although AAI strives to reduce its reliance on a limited number of major clients, there can be no assurance that the Company's business will not be dependent upon certain major clients, the loss of which could have a material adverse effect on the Company. In addition, due to the project nature of the Company's business, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods.

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

BACKLOG

       Backlog consists of anticipated net sales from signed service estimates and other fee-for-service contracts that have not been completed and provide for a readily ascertainable price. Once contracted work begins, net sales are recognized as the service is performed. In certain cases, the Company begins work for a client before a contract is signed. Accordingly, backlog does not include anticipated net sales for which the Company has begun work but for which the Company does not have a signed service estimate, or for any variable-priced contracts. In addition, during the course of a project the client may substantially adjust the requested scope of services and corresponding adjustments are made to the price of services under the contract.

       The Company believes that its backlog as of any date is not a meaningful predictor of future results because backlog can be affected by a number of factors, including variable size and duration of contracts and adjustments in the scope of a contracted project as interim results become available. Additionally, contracts generally are subject to termination by clients upon 30 days notice or less. Moreover, the scope of a contract can change over the course of a project. At December 31, 1998 and 1997 backlog was approximately $23.9 and $31.5 million, respectively.

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

GOVERNMENT REGULATION

       The services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of pharmaceutical products, primarily under the Federal Food, Drug, and Cosmetic Act and associated GMP regulations which are administered by the United States Food and Drug Administration (FDA) in accordance with current industry standards. Services being performed outside the United States or for products intended to be substituted to non-U.S. jurisdictions may be subject to additional regulatory requirements and government agencies applicable to that jurisdiction. U.S. regulations apply to all phases of drug manufacture, testing and record keeping, including personnel, facilities, equipment, control of materials, processes and laboratories, packaging, labelling and distribution. Noncompliance with such regulations by the Company in a project could result in disqualification of data collected by the Company for such project. Material violation of regulatory requirements could result in additional regulatory sanctions. In severe cases violations could result in a mandated closing of the Company's facilities which would materially and adversely affect the Company's business.

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

       The Company's activities involve the controlled use of hazardous materials and chemicals. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products and is insured against losses arising out of the normal course of business operations. Although the Company believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result which could materially and adversely affect the financial condition of the Company.

EMPLOYEES

       At December 31, 1998, the Company had approximately 1,000 full-time equivalent employees, of which approximately 73 hold Ph.D. or M.D. degrees, or the foreign equivalent. The Company believes that its relations with its employees are good. None of the Company's employees in the U.S. are represented by a union. German and French law provide certain representative rights to employees.

       The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for such skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company. In addition, the Company operates an employee day-care and after-school program facility at its Wilmington, North Carolina campus as a benefit to its employees. While the Company has not experienced any significant problems in attracting or retaining qualified staff, there can be no assurance that the Company will be able to avoid these problems in the future.

       All employees enter into confidentiality agreements protecting the Company's proprietary information, as well as client-confidential material. New U.S.-based employees are generally required to sign non-competition agreements, prohibiting the employee from engaging in activities in competition with the Company for a period of one year after termination of employment.

SPECIAL ITEM. EXECUTIVE  OFFICERS OF THE COMPANY.

         The following table sets forth the name, age, principal occupation and business experience for the executive officers of the Company.

Frederick D. Sancilio, Ph.D., 49, Chairman of the Board, President, Chief Executive Officer and Director. Dr. Sancilio has served in his current capacity for more than five years. Before founding the Company in 1979 Dr. Sancilio's experience in the pharmaceutical industry included various positions with Burroughs-Wellcome Co., Schering-Plough Corporation, and Hoffmann-LaRoche, Inc. He has published more than 30 scientific articles discussing various aspects of pharmaceutical chemistry and regularly makes scientific presentations at pharmaceutical seminars and meetings worldwide.

Eugene T. Haley, 49, Executive Vice President and Chief Financial Officer. Mr. Haley has served as Executive Vice President and Chief Financial Officer since February 1998. Prior to joining the Company he served as the Chief Financial Officer of Kodak Worldwide Consumer Imaging Services during 1997 and as Senior Vice President of Qualex, Inc. (an Eastman-Kodak subsidiary) from 1993 to 1997.

Frances M. Sakers, 41, Executive Vice President and Chief Operating Officer. Ms. Sakers has served in her current position since September 1997. Prior to joining the Company, Ms. Sakers was Executive Director of Quality Control at Novartis Pharmaceuticals U.S. and has held various positions in pharmaceutical operations at CIBA-Geigy Corporation for 14 years.

Joachim Rexhaus, 45, Executive Vice President, European Operations. Mr. Rexhaus was elected an Executive Vive President in 1998 and has served the Company since August 1997 in a number of financial and administrative management positions in Europe. Prior to joining the Company, Mr. Rexhaus held a number of financial and administrative management positions, most recently at Hoechst AG, Syntax and IBM.

William J. Blank, 48, Executive Vice President, Marketing and Sales. Mr. Blank has served as Executive Vice President, Marketing and Sales since January 1999. Prior to joining the Company, he served as Vice President of Client Relations at Parexel International Corp. and has held various sales and marketing positions in the healthcare services industry.

William H. Underwood, 51, Executive Vice President and Director. Mr. Underwood has served in his current position since 1992 and has been a Director since 1996. He also served as Chief Operating Officer from 1995 to May 1997. He has held various positions in the pharmaceutical and cosmetic industries, prior to joining the Company in 1986, with Mary Kay Cosmetics, Inc. and Burroughs-Wellcome Co.


ITEM 2.  PROPERTIES.

         The Company's principal executive offices are located in Wilmington, North Carolina, in a 22,000-square foot leased facility. The Company's primary U.S. facilities are located in Wilmington, North Carolina; Research Triangle Park, North Carolina; New Brunswick, New Jersey; Natick, Massachusetts; and Shawnee, Kansas constituting approximately 278,000 square feet of total operational and administrative space. The Company's primary European facilities are located in Neu-Ulm, Germany and include approximately 120,000 square feet of operational and administrative space. This facility is leased under renewable leases expiring in 2001. The Company maintains other operating units at leased facilities in San Bruno, California; Munich, Germany; Paris, France; and Arnheim, Netherlands. The Company maintains sales offices in Chicago, Illinois; Boston, Massachusetts; San Diego and San Francisco, California; Copenhagen, Denmark; London, England; Milan, Italy and Tokyo, Japan. The Company also has joint operations with Shangai Second Medical University located in Shangai, China and Tonji University in Wuhan, China. The Company believes that its facilities are adequate for the Company's operations and that suitable additional space will be available when needed.

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

         None during the quarter ended December 31, 1998.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

         Market and other related information required by Item 5 is included in the section titled "Financial Results by Quarter" of the Annual Report and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

         The information required by Item 6 is included in the section titled "Selected Financial Data" of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The information required by Item 7 is included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report and is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company, as a result of global operating activities, is exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. Dollar equivalent of revenues and expensed denominated in foreign currencies change and can have an adverse impact on the Company's operating results. To seek to minimize its risk from foreign exchange movement, the Company uses local debt to fund its foreign operations. If foreign exchange rates were to change 10%, operating results would have changed by $60,000 in 1998.

         The Company is also exposed to changes in interest rates on its variable rate debt instruments. If interest rates were to change 1%, based on year end debt amounts subject to variable interest rates, annual interest expense on variable rate debt would change $40,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The information required by Item 8 is included in the "Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statement of Stockholders' Equity and Notes to Consolidated Financial Statements", of the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On April 30, 1998, the Audit Committee and Board of Directors dismissed PricewaterhouseCoopers LLP (formerly Price Waterhouse LLP) as its independent public accountants. The reports of Price Waterhouse on the consolidated financial statements of the Company for the years ended December 31, 1997 and 1996 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertaintity, audit scope or accounting principle. This event was reported in detail in a Form 8-K filed on April 30, 1998.



                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors of the Company and their business experience are set forth on page 2 of the Company's Notice of Annual Meeting of Stockholders, dated approximately April 9, 1999 (the "Proxy Statement") and are incorporated herein by reference. The discussion of executive officers of the Company is included in
Part I under "Executive Officers of the Company."

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Certain relationships and related transactions with management are described on pages 9 and 10 of the Proxy Statement and in Items 11 and 12, and are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

EXHIBITS:

         A list of the exhibits required to be filed as part of this Report on Form 10-K is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

FINANCIAL STATEMENT SCHEDULES:

         The consolidated balance sheet as of December 31, 1998, and related consolidated statements of income, cash flows and stockholders' equity for the year ended December 31, 1998 and related notes to financial statements, together with the report of independent auditors thereon of Ernst & Young LLP, dated February 12, 1999, except Note 11, as to which the date is March 16, 1999; and the consolidated balance sheet as of December 31, 1997, and related consolidated statements of income, cash flows and stockholders' equity for each of the two years in the period ended December 31, 1997 and related notes to financial statements, together with the report of independent accountants thereon of Price Waterhouse LLP, dated March 18, 1998, appearing in the Annual Report, are incorporated herein by reference. With the exception of the aforementioned information and the information incorporated by reference in Items 1, and 5 through 8, the Annual Report is not to be deemed filed as part of this report. The additional financial data listed below should be read in conjunction with the financial statements in the Annual Report. Schedules not included with this additional financial data have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.



REPORTS ON FORM 8-K:

         The Company has recently filed the following Form 8-Ks:

         Dated February 16, 1999, to file a press release reporting the Company's agreement to merge with Medical and Technical Research Associates, Inc.

         Dated March 2, 1999, to file a press release reporting the Company's audited consolidated financial results for the year ended December 31, 1998.

ADDITIONAL FINANCIAL DATA
                                                                       Page
                                                                       ----

Applied Analytical Industries, Inc., for years ended December 31,
     1998, 1997 and 1996:
         Report of Ernst & Young LLP, Independent Auditors              F-1
         Report of PricewaterhouseCoopers LLP, Independent
           Accountants                                                  F-2
         Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts                F-3

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/  FREDERICK D. SANCILIO         Chairman of the Board,         March 31, 1999
--------------------------------   President and Chief Executive
     Frederick D. Sancilio, Ph.D.  Officer


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

           Signatures                             Title                        Date
           ----------                             -----                        ----
   /s/   FREDERICK D. SANCILIO          Chairman of the Board,             March 31, 1999
-------------------------------------   President, Chief Executive
         Frederick D. Sancilio, Ph.D.   Officer and Director
                                        (Principal Executive Officer)

   /s/   EUGENE T. HALEY                Executive Vice President           March 31, 1999
-------------------------------------   and Chief Financial Officer
         Eugene T. Haley

   /s/   GEORGE W. BECKWITH             Controller (Principal              March 31, 1999
-------------------------------------   Accounting Officer)
         George W. Beckwith

   /s/   WILLIAM H. UNDERWOOD           Executive Vice President           March 31, 1999
-------------------------------------   and Director
         William H. Underwood

   /s/   JOSEPH H. GLEBERMAN            Director                           March 31, 1999
-------------------------------------
         Joseph H. Gleberman

   /s/   JOHN M. RYAN                   Director                           March 31, 1999
-------------------------------------
         John M. Ryan

   /s/   JAMES L. WATERS                Director                           March 31, 1999
-------------------------------------
         James L. Waters

   /s/   JAMES G. MARTIN                Director                           March 31, 1999
-------------------------------------
         James G. Martin, PhD.

                         Report of Independent Auditors


We have audited the consolidated financial statements of Applied Analytical Industries, Inc. and subsidiaries as of December 31, 1998, and for the year ended December 31, 1998, and have issued our report thereon dated February 12, 1999 (except for Note 11, as to which the date is March 16, 1999), (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial statement schedule listed in Item 14 of this Annual Report on Form 10-K. This schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                 /s/ Ernst & Young LLP

Raleigh, North Carolina
February 12, 1999

To the Board of Directors
of Applied Analytical Industries, Inc.

Our audits of the consolidated financial statements referred to in our report dated March 18, 1998 appearing in the 1998 Annual Report to Shareholders of Applied Analytical Industries, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICE WATERHOUSE LLP
Raleigh, North Carolina
March 18, 1998

                                                                     SCHEDULE II
                       APPLIED ANALYTICAL INDUSTRIES, INC.
                        Valuation and Qualifying Accounts
                                 (In thousands)


                                                       Charged to
                        Balance at     Charged to         other                     Balance at
                        beginning      costs and        accounts     Deductions       end of
     Description        of period       expenses       - describe    - describe       period
     ------------       ----------     ----------      ----------    ----------     ----------

Allowance for doubtful accounts

         1996              $ 70             4                           1 (1)          $ 73

         1997              $ 73            36                           - (1)          $109

         1998              $109           290              48  (2)      7 (1)          $440


(1) Represents amounts written off as uncollectible accounts receivable. (2) Represents allowance on accounts assumed in acquisition.

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

  10.4          - Applied Analytical Industries, Inc. 1997 Stock Option Plan,
                  as amended on May 8, 1998, (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

  10.5          - Stockholder Agreement dated as of November 17, 1995 among the
                  Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

  10.6          - Lease Agreement dated as of March 7, 1994 between 5051 New
                  Centre Drive, L.L.C., as landlord, and the Company, as tenant (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

  10.7          - Development Agreement dated as of April 25, 1994 between the
                  Company and Endeavor Pharmaceuticals Inc. (formerly, GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

  10.8          - Development Agreement dated as of April 4, 1995 between the
                  Company and Aesgen, Inc. (incorporated by reference to Exhibit
                  10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

  10.9          - Loan Agreement dated as of December 30, 1996 between
                  NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

  10.10         - Amendment No. 1, dated as of February 13, 1998, to the Loan
                  Agreement dated as of December 30, 1996 between NationsBank, N.A. and the Company, (incorporated by reference to exhibit
                  10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

  10.11         - Underwriting Agreement dated September 19, 1996 between the
                  Company and Goldman Sachs & Co., Cowen & Company and Lehman Brothers, Inc., as representatives of the underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit
                  10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

  10.12         - Partnership Agreement dated as of October 2, 1998 between the
                  Company, First Security Bank, N. A. and the Various Banks and Other Lending Institutions Which are Parties Hereto from time to time, as the Holders and as the Lenders and NationsBank, N. A.

  10.13         - Security Agreement dated as of October 2, 1998 between First
                  Security Bank, N. A., and NationsBank, N. A.

  13            - Portions of the 1998 Annual Report to Shareholders

  21            - Subsidiaries of Applied Analytical Industries, Inc.

  23.1          - Consent of Ernst & Young LLP

  23.2          - Consent of PricewaterhouseCoopers LLP

  27            - Financial Data Schedule (for SEC use only)