Form 10-Q
period 1999-03-31
APPLIED ANALYTICAL INDUSTRIES INC
filed 1999-05-17
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

The number of shares of the Registrant's common stock outstanding, as of April 7, 1999, was 17,205,391 shares.

                       Applied Analytical Industries, Inc.
                                Table of Contents



         The terms "Company", "Registrant" or "AAI" in this Form 10-Q include Applied Analytical Industries, Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.


                                                                    Page No.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).
           Condensed Consolidated Statement of Income                   3
           Condensed Consolidated Balance Sheet                         4
           Condensed Consolidated Statement of Cash Flows               5
           Notes to Condensed Consolidated Financial Statements         6

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.                        10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.                             14


SIGNATURES                                                             15

Exhibit Index                                                          16

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       Applied Analytical Industries, Inc.
                   Condensed Consolidated Statement of Income
                    (In thousands, except per share amounts)

                                                Three months ended
                                                    March 31,
                                            -------------------------
                                              1999             1998
                                            --------         --------
Net sales                                   $ 26,115         $ 20,973
                                            --------         --------

Operating costs and expenses:
   Direct costs                               14,598           10,955
   Selling                                     2,668            2,484
   General and administrative                  5,263            4,602
   Research and development                    1,868            1,402
   Transaction, integration, and
     restructuring costs                       6,400             --
                                            --------         --------
                                              30,797           19,443
                                            --------         --------

   Income (loss) from operations              (4,682)           1,530

Other income:
   Interest income, net of expense              (179)             130
   Other, net                                    (32)              11
                                            --------         --------
                                                (211)             141
                                            --------         --------

Income (loss) before income taxes             (4,893)           1,671
Provision (benefit) for income taxes          (1,130)             511
                                            --------         --------
Net income (loss)                           $ (3,763)        $  1,160
                                            ========         ========


Basic earnings (loss) per share             $  (0.22)        $   0.07
                                            ========         ========
Weighted average shares outstanding           17,199           17,100
                                            ========         ========

Diluted earnings (loss) per share           $  (0.21)        $   0.07
                                            ========         ========
Weighted average shares outstanding           17,960           17,770
                                            ========         ========


                                   (Unaudited)


                 The accompanying notes are an integral part of
                          these financial statements.

                       Applied Analytical Industries, Inc.
                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                            March 31,        December 31,
                                                               1999             1998
                                                            ---------         ---------
                                                           (Unaudited)       (Unaudited)
                            ASSETS

Current assets:
Cash and cash equivalents                                   $   9,533         $  12,299
Accounts receivable                                            25,747            26,138
Work-in-progress                                               15,857            15,570
Prepaid and other current assets                                9,128             7,902
                                                            ---------         ---------
          Total current assets                                 60,265            61,909
Property and equipment, net                                    39,765            38,802
Goodwill and other intangibles                                 14,282            15,509
Other assets                                                    4,370             3,288
                                                            ---------         ---------
          Total assets                                      $ 118,682         $ 119,508
                                                            =========         =========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt
   and short-term debt                                      $  11,838         $   7,038
Accounts payable                                                6,362             7,169
Customer advances                                               3,485             6,818
Accrued wages and benefits                                      4,630             4,522
Other accrued liabilities                                      11,312             7,836
                                                            ---------         ---------
          Total current liabilities                            37,627            33,383
Long-term debt                                                  5,899             7,749
Other liabilities                                               4,308             3,254
Commitments and contingencies                                    --                --
Stockholders' equity:
  Common stock                                                     17                17
  Paid-in capital                                              69,640            69,570
  Retained earnings (deficit)                                   1,890             5,653
  Accumulated other comprehensive losses                         (634)              (53)
  Stock subscriptions receivable                                  (65)              (65)
                                                            ---------         ---------
          Total stockholders' equity                           70,848            75,122
                                                            ---------         ---------
          Total liabilities and stockholders' equity        $ 118,682         $ 119,508
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

                       Applied Analytical Industries, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                            Three months ended
                                                                 March 31,
                                                         -------------------------
                                                           1999             1998
                                                         --------         --------
Net income                                               $ (3,763)        $  1,160
Adjustments to reconcile to net cash provided
    (used) by operating activities:
    Depreciation and amortization                           1,794            1,498
    Other                                                      42              384
    Changes in assets and liabilities:
    Trade and other receivables                                99              295
    Work-in-progress                                         (546)            (904)
    Prepaid and other assets, net                          (2,408)            (111)
    Accounts payable                                         (659)            (913)
    Customer advances                                      (3,162)             117
    Other accrued liabilities                               5,189             (908)
                                                         --------         --------
Net cash provided (used) by operating activities:          (3,414)             618
Cash flows from investing activities:
Purchase of property and equipment                         (2,946)          (2,363)
Other                                                         (37)             (32)
                                                         --------         --------
Net cash used by investing activities                      (2,983)          (2,395)
Cash flows from financing activities:
Net (payments) proceeds on short-term debt                  5,194              530
Net (payments) proceeds on long-term debt                  (1,476)
Other                                                         (17)              72
                                                         --------         --------
Net cash (used) provided by financing activities            3,701              602
                                                         --------         --------
Net decrease in cash and cash equivalents                  (2,696)          (1,175)
Effect of exchange rate changes on cash                       (70)             (12)
Cash and cash equivalents, beginning of period             12,299           27,436
                                                         --------         --------
Cash and cash equivalents, end of period                 $  9,533         $ 26,249
                                                         ========         ========
Supplemental information, cash paid for:
     Interest                                            $    222         $    233
     Income taxes                                        $     17         $      0


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

2.   Mergers and acquisitions

On March 16, 1999, the Company merged with Medical and Technical Research Associates, Inc. ("MTRA"), a clinical contract research organization located near Boston, Massachusetts, in exchange for approximately 1.3 million shares of AAI stock including the conversion of MTRA options. The merger has been accounted for as a pooling-of-interests. The results of operations for the separate companies and the combined amounts presented in the consolidated financial statements are as follows:

                                    Three months ended
                                         March 31,
                                 -------------------------
                                   1999             1998
                                 --------         --------
Net sales:
AAI                              $ 21,275         $ 17,113
MTRA                                4,840            3,860
                                 --------         --------
                                 $ 26,115         $ 20,973
                                 ========         ========

Net Income (Loss):
AAI                                (4,002)           1,073
MTRA                                  239               87
                                 --------         --------
                                 $ (3,763)        $  1,160
                                 ========         ========


The accompanying consolidated financial statements include operations of the combined entities for the three months ended March 31, 1999 and 1998.

In connection with the merger, the Company has recorded a non-recurring charge to operating income reflecting the costs to complete the transaction, integrate the businesses and realign its workforce to its new combined operating structure. The items included in this charge are detailed in Note 6.

3.       Earnings Per Share

The weighted average shares used in the calculation of diluted earnings per share represents the weighted average shares outstanding plus the dilutive impact of outstanding stock options. The following table presents the changes in the weighted shares outstanding.

                                                Three months ended
                                                    March 31,
                                            -------------------------
                                              1999             1998
                                            --------         --------
Basic Earnings per Share:
  Weighted average number of shares           17,199          17,100

Effect of Dilutive Securities:
  Employee and Director stock options            761             670
                                             -------         -------

Diluted Earnings per Share:
  Adjusted weighted average number of
  shares and assumed conversions              17,960          17,770
                                             =======         =======

4.       Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive income.

                                              Three months ended
                                                   March 31,
                                                (In thousands)
                                          ---------------------------
                                             1999             1998
                                          ---------         ---------
Net income                                $  (3,763)         $  1,160
Other comprehensive income (loss):
  Currency translation adjustments             (634)              (14)
                                          ---------         ---------
Comprehensive income                      $  (4,397)        $   1,146
                                          =========         =========

5. Financial Information by Business Segment and Geographic Area (In thousands):

                                           Three months ended
                                               March 31,
                                       -------------------------
                                         1998             1997
                                       --------         --------
Net sales:
Clinical                               $  6,260         $  5,952
Pharmaceutic                             15,958           13,486
Internal Product Development              3,897            1,535
                                       --------         --------
                                       $ 26,115         $ 20,973
                                       ========         ========

United States                          $ 20,071         $ 16,636
Non-U.S                                   7,048            4,786
Less inter-geographic sales              (1,004)            (449)
                                       --------         --------
                                       $ 26,115         $ 20,973
                                       ========         ========

Income (loss) from operations:
Clinical                               $    357         $    306
Pharmaceutic                              1,403            1,038
Internal Product Development              1,010              133
Corporate                                (1,052)              53
Corporate Restructuring Charges          (6,400)               0
                                       --------         --------
                                       $ (4,682)        $  1,530
                                       ========         ========

United States                          $ (6,671)        $  1,447
Non-U.S                                   1,989               83
                                       --------         --------
                                       $ (4,682)        $  1,530
                                       ========         ========


6.       Transaction, Integration and Restructuring Costs

In connection with the Company's merger with MTRA, certain expenses of the transaction, costs to integrate the two organizations and reorganize the combined business have been accrued and recorded as an expense. The expenses are in the statement of income.

Transaction costs are comprised of amounts owed to investment bankers and advisors as a percentage of the total merger consideration and other expenses directly related to the completion of the transaction including financial reviews and legal fees. Personnel costs include the separation of approximately 58 employees in the US and Europe to combine the clinical operations of the companies and realign the workforce in the new organization. Facility and equipment costs include lease payments required under non-cancelable leases for vacant properties and the write off of leasehold improvements and equipment which will become redundant or obsolete due to the transaction. Other costs include integration costs directly related to the merger and other costs resulting from actions taken to merge the operations.

The following table presents the components of the expense and the amounts paid through March 31, 1999.

                                   Total           Paid to
                                  Expense            Date
                                  --------        --------
Transaction costs                 $  1,913        $    466
Personnel separation costs           1,919              58
Facility costs                       1,724             136
Other costs                            844              89
                                  --------        --------
                                  $  6,400        $    749
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

Results of Operations - First Quarter 1999 compared to First Quarter 1998

Net sales for the first quarter of 1999 increased 24% to $26.1 million compared to $21.0 million in 1998. Pharmaceutic revenues were $16.0 million in 1999, up 19% from $13.5 million in 1998 and Clinical revenues were up 5% to $6.3 million in the first quarter of 1999 from $6.0 million in the same period of 1998. Revenues from Internal Product Development were $3.9 million in 1999 compared to $1.5 million last year, an increase of 160%. The Company finalized one new domestic license agreement in the first quarter of 1999.

Demand for Pharmaceutic and Clinical Fee-for-Service businesses continues to be strong. Growth in the clinical business was effected by the completion of a large clinical project in France. However, as the European and US clinical businesses are integrated, management expects growth to return to historical trends. Increases in the Pharmaceutic and Clinical businesses reflect continued market expansion in the pharmaceutic outsourcing business which are expected to increase further in future quarters. In the first quarter of 1999, the Company's North Brunswick, New Jersey facility was fully operational and added to additional pharmaceutic capacity. The additional costs of the facility decreased overall margins as the capacity of the facility was not fully realized during the quarter. The additional capacity is relieving other areas of the Company which have been operating at or near capacity levels. As the facility processes additional volume, future cost efficiencies are expected.

Overall gross margin was approximately 44% for the first quarter of 1999 compared to 48% for the same period of 1998. The gross margin from Pharmaceutic work was approximately 9% for the first quarter of 1999 compared to 8% for the same period of 1998. The difference in gross margin percentage is mainly attributable to the higher volume of work in 1999, increased costs for additional facilities and capacity and the mix of services provided. Gross margins in the clinical business increased to 6% for the first quarter of 1999 from 5% for the same period of 1998. The improvement in margin was due mainly to the increased volume of work.

General and administrative costs as a percentage of net sales reduces to approximately 30% in 1999 compared to 34% for the same quarter in 1998. During the first quarter, the Company increased the size of its salesforce by adding additional technical support and expertise from its operating units. These additions have added to the Company's ability to present the highly technical aspects of our work to the scientific customer base. Management expects this investment in selling expertise to increase the ability to sign additional business and help identify potential customer needs for future growth opportunities. The Company expects to continue its efforts at controlling selling, general and administrative expenses by maintaining such growth at rates equal to or less than overall net sales growth.

Research and development expenses were approximately 7% of net sales in the first quarter of 1999, approximately the same percentage of sales as the first quarter of 1998. In the first quarter of 1999, research and development expenses were approximately $466,000 higher than the first quarter of 1998. Internal product development revenues, which are the resulting benefit of research expenses, were approximately 209% of research and development expenses in 1999, up from 109% for the same period of 1998. Management expects internal product development revenues to exceed research and development expenses in the future as prior investments in research continue to provide revenues.

Income from operations was a loss of $4.7 million in the first quarter of 1999 and income of $1.5 million for the same period of 1998. The decrease was due to a charge to operating income for certain one-time costs associated with the acquisition of MTRA and other integration and restructuring costs. The charge was $6.4 million and includes approximately $2.0 million in transaction fees and other transaction costs, costs to integrate the Company's existing clinical business with the MTRA business and certain idle facility costs which are under lease. The integration of the clinical business of MTRA with the Company's existing clinical business includes the combination of management and salesforce as well as the movement of the operational headquarters of the clinical business to the US from Germany. The clinical management of MTRA will be leading the clinical integration efforts which are expected to take approximately one year. Excluding the charge for transaction, integration and restructuring costs, income from operations was $1.7 million in 1999, up from $1.5 million in 1998, a 12% increase. The 12% increase reflects the additional strategic investments in selling and research expenses in the first quarter which are expected to generate greater revenue growth in the future.


Liquidity and Capital Resources

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Working capital was approximately $22.6 million at March 31, 1999 compared to approximately $28.5 million at December 31, 1998. The Company had available approximately $12 million on an existing credit facility to supplement its liquidity needs at March 31, 1999.

Capital expenditures were approximately $2.9 million during the first three months of 1999 compared to approximately $2.4 million during the same period last year. The Company anticipates total capital expenditures for 1999 to be approximately $12 million.

AAI expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations, the issuance of equity securities and borrowings. The Company believes that such sources of cash and financing alternatives will be sufficient to fund operations for the current and foreseeable future and to pay existing debt and other capital obligations as they become due. The Company regularly evaluates acquisition or growth opportunities. At some point in the future there may be opportunities that require additional external financing, and the Company may from time-to-time seek to obtain funds through the public or private issuance of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company.

Year 2000 Disclosure

The Company has an active program to assess and where required, remediate, issues associated with Year 2000 ("Y2K") issues. Generally defined, Y2K issues arise from computer programs which use only two digits to refer to the year and which may experience problems when the two digits become "00" in the year 2000. In addition, imbedded hardware microprocessors may contain time and two-digit year fields in executing their functions. Much literature has been devoted to the possible effects such programs may experience in the Year 2000, although significant uncertainty exists as to the scope and effect the Y2K issues will have on industry and the Company.

The Company has recognized the need to address the Y2K issue in a comprehensive and systematic manner and has taken steps to assess the possible Y2K impact on the Company. The Company has completed a 100% assessment of all its information technology ("IT") and non-IT systems for Y2K issues. In addition, the Company has inquired of all its significant vendors and clients their assessment of Y2K issues on their operations.

In 1996, the Company developed a strategic plan to identify the IT systems needed to accomplish the Company's overall growth plans. As part of this process potential Y2K issues were considered and addressed through an enterprise resource planning process. The Company's Board of Directors authorized spending to implement portions of this strategic plan over several years.

In 1997, the Company established an internal multi-discipline task force to specifically address Y2K issues by implementation of the strategic plans. The task force has inventoried IT and non-IT systems and made preliminary assessments as to Y2K compliance. In those instances where a system would be replaced or eliminated through the implementation of our strategic plan before being impacted by Y2K issues, no further action was deemed necessary. All mission-critical systems not being addressed have been further assessed and protocols have been developed to test compliance. This testing is ongoing. As issues are identified they are remedied as soon as possible. In addition, as upgrades are made to the Company's proprietary software, Company employees are revising the computer code to ensure Y2K compliance. All Company purchase orders for new equipment and systems contain representations regarding Y2K compliance. Based on currently available information, the non-IT systems used by the Company are not expected to cause significant problems or expense to the Company. While AAI relies heavily on its technical equipment, Company studies have found that much of it can be upgraded or, for items that are not mission-critical, can continue to be operated if they are not linked to other systems.

The Company has communicated with its major customers and suppliers and is not aware of any such business associates that will cause a material third-party risk to the Company.

The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. The Company has not been tracking the direct cost of solving potential Y2K issues. Since 1996, the Company has expensed approximately $7.1 million for all IT items. It is not reasonably possible to determine what portion of such spending was directly related to correcting Y2K issues. The future spending on IT items is expected to be approximately $3 million per year. The Company has not segregated the direct costs associated with Y2K issues in its IT capital spending plans. However, all current capital additions are Y2K compliant. Prior to the merger with MTRA, the systems of MTRA were evaluated for

Y2K readiness. MTRA's separate systems are included in AAI's plans and all significant systems will be replaced or Y2K compliant in accordance with AAI's previously established timeline.

The failure of either the Company, its vendors or clients to correct the systems affected by Y2K issues could result in a disruption or interruption of business operations. The Company uses computer programs and systems in essentially all of its operations to collect, assimilate and analyze data. Failure of such programs and systems could affect the Company's ability to perform contracts to test, develop, or manufacture pharmaceutical and biotechnology products or perform clinical trials, thereby causing delays in the development and commercialization of pharmaceutical and biotechnology products. Similarly, failure of vendor-provided products and services could result in delay in the Company's ability to develop pharmaceutical products. Although the Company does not believe that any of the foregoing worst-case scenarios will occur, there can be no assurance that unexpected Y2K problems of the Company's and its vendors' and clients' operations will not have a material adverse effect on the Company.

While it is difficult to classify AAI's state of readiness, the company believes that its internal plans should be ready by September 1999 in order to avoid any material Y2K issues. The company is 70% complete with the remediation and testing of systems identified as non-compliant during the assessment. Management is in constant communication with the task force and has made and will continue to make reports to the Company's Board of Directors.

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

PART II. OTHER INFORMATION

Recent Sales of Unregistered Securities

In connection with the merger of MTRA with a subsidiary of the company on March 16, 1999, the Company issued 801,691 shares of unregistered common stock to certain prior owners of MTRA in exchange for their shares of MTRA. Such securities are exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 of Regulation D, thereunder.

Item 6.   Exhibits and Reports on Form 8-K.

Exhibits:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

Reports on Form 8-K:

The Company has recently filed the following Form 8-K's:
         Dated February 18, 1999, to file a press release announcing the Company's definitive agreement to merge with Medical and Technical Research Associates, Inc.;
         Dated March 3, 1999, to file a press release reporting the Company's consolidated financial results for the quarter and year ended December 31, 1998;
         Dated March 31, 1999, to announce the Company's merger with Medical and Technical Research Associates, Inc.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        Applied Analytical Industries, Inc.

Date:    May 7, 1999    By:   /s/   FREDERICK D. SANCILIO
                             ----------------------------------
                                    Frederick D. Sancilio, Ph.D.
                        Chairman of the Board and Chief Executive
                        Officer (Principal Executive Officer)

Date:    May 7, 1999    By:   /s/  EUGENE T. HALEY
                             ---------------------
                                   Eugene T. Haley
                        Executive Vice President and Chief Financial Officer
                        (Principal Financial Officer)

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

         10.13 - Security Agreement dated as of October 2, 1998 between First Security Bank, N. A., and NationsBank, N. A.

         13     - Portions of the 1998 Annual Report to Shareholders

         21     - Subsidiaries of Applied Analytical Industries, Inc,

         27     - Financial Data Schedule (for SEC use only)

       27.2-.10 - Amended and Restated Financial Data Schedule (for SEC use
                  only)