Form 10-K/A
period 1998-12-31
APPLIED ANALYTICAL INDUSTRIES INC
filed 1999-06-24
CIK 1013243

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K/A
                               (Amendment No. 1)

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1998 Annual Report to Shareholders are incorporated by reference in Parts I, II, and IV hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                PRELIMINARY NOTE


     This Amendment No. 1 on Form 10-K/A (this "Amendment") amends the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999 to include in Part III thereof information included in the Registrant's proxy statement for its annual meeting of stockholders held on May 19, 1999.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following sets forth certain information with respect to the directors of the Company:

     John M. Ryan (age 54) has served as a director of the Company since January 1996. Mr. Ryan serves as managing partner of Ryan Partners, a business advisory and venture capital firm he founded in July 1996. Prior to founding Ryan Partners, Mr. Ryan served as a partner of Coopers & Lybrand, L.L.P. (now PricewaterhouseCoopers), an accounting firm, with which he was associated from 1972 to 1996. Mr. Ryan has served as a director of numerous private companies and as an officer and director of several not-for-profit corporations.

     Joseph H. Gleberman (age 41) joined the Company's Board of Directors in 1995. Mr. Gleberman has been employed by Goldman, Sachs & Co., an investment banking firm, since 1982 and has been a Partner of Goldman, Sachs & Co. since 1990 and Managing Director since 1996. Mr. Gleberman serves as a director of Dade Behring Holdings, Inc. and Ticketmaster Online-City Search, Inc.

     Frederick D. Sancilio, Ph.D., (age 49) is Chairman of the Board of Directors, Chief Executive Officer and President of the Company. With more than 20 years' experience in the pharmaceutical industry, Dr. Sancilio worked with Burroughs-Wellcome Co., Schering-Plough Corporation, and Hoffmann-LaRoche, Inc. before founding the Company in 1979.

     William H. Underwood (age 51) is Executive Vice President, Corporate Development and Licensing, and has served as Chief Operating Officer from 1995 to 1997, as Executive Vice President of the Company since 1992, as Vice President from 1986 to 1992, and as a director since January 1996. He has held positions in the pharmaceutical and cosmetic industries for more than 17 years, in positions including Director of Quality Assurance and Director of Manufacturing at Mary Kay Cosmetics, Inc. and Group Leader of Bacteriological Quality Control at Burroughs-Wellcome Co.

     James L. Waters (age 73) has served as a director of the Company since 1981 and as a non-employee officer from 1982 until 1996. Mr. Waters is a private investor in numerous companies and was the founder of Waters Associates, Inc., now known as Waters Corporation, a scientific instrumentation manufacturer.

     James G. Martin, Ph.D., (age 63) joined the Company's Board of Directors on March 9, 1999. Dr. Martin served as Governor of the State of North Carolina from 1984-1992 and currently is Vice President, Research, Carolinas HealthCare System. Dr. Martin also serves on the Boards of Duke Energy Corporation, J.A. Jones Construction, and Family Dollar Stores, Inc.

     In March 1999, the Company amended its policy to compensate non-employee directors for Board participation. Under the amended policy, all non-employee directors of the Company receive $3,000 for each meeting of the Board of Directors and $1,000 for each meeting of a committee of the Board of Directors not held in connection with a regular Board meeting attended by such non-employee director. Non-employee directors receive $500 for each telephonic Board or committee meeting in which they participate. All directors are reimbursed for expenses incurred in connection with attending meetings of the Board of Directors and committees thereof.

     The following sets forth certain information with respect to the executive officers of the Company (other than Dr. Sancilio and Mr. Underwood, for whom such information is provided above):

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

     Joachim Rexhaus, 45, Executive Vice President, European Operations. Mr. Rexhaus was elected an Executive Vice President in 1998 and has served the Company since August 1997 in a number of financial and administrative management positions in Europe. Prior to joining the Company, Mr. Rexhaus held a number of financial and administrative management positions, most recently at Hoechst AG, Syntax and IBM.

     William J. Blank, 48, Executive Vice President, Marketing and Sales. Mr. Blank has served as Executive Vice President, Marketing and Sales since January 1999. Prior to joining the Company, he served as Vice President of Client Relations at Parexel International Corp. and has held various sales and marketing positions in the healthcare services industry.

ITEM 11.  EXECUTIVE COMPENSATION.

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's officers and directors, as well as any holders of more than 10% of the Company's Common Stock, to file with the Securities Exchange Commission certain reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Based solely on review of such reports and certain representations furnished to it, the Company believes that during the fiscal year ended December 31, 1998, all officers and directors complied with all applicable Section 16(a) filing requirements, except Mr. Haley was one day late filing a report with respect to a purchase of shares.

     The following Summary Compensation Table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities in 1998 by: (i) the Company's chief executive officer and (ii) the Company's next four most highly compensated executive officers who were serving as executive officers on December 31, 1998 (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                     LONG-TERM
                                                                COMPENSATION AWARDS
                                       ANNUAL COMPENSATION     ----------------------
NAME AND                             -----------------------   SECURITIES UNDERLYING        ALL OTHER
PRINCIPAL POSITION            YEAR   SALARY($)(a)   BONUS($)      OPTIONS/SARS(#)       COMPENSATION($)(d)
------------------            ----   ------------   --------   ----------------------   ------------------
Frederick D. Sancilio, Ph.D.  1998     341,667(b)         0                 0                 19,818(e)
  President and               1997     350,000(c)         0                 0                 15,768
  Chief Executive Officer     1996     350,000(c)         0                 0                 13,207
William H. Underwood          1998     165,000            0            40,000                  2,348
  Executive Vice President    1997     163,209            0            20,000                  6,018
                              1996     159,993            0             7,680                  3,082
Joachim Rexhaus(f)            1998     161,996       11,388            35,000                  4,678(g)
  Executive Vice President    1997      76,568            0            11,000                  2,002(h)
                              1996           0            0                 0                      0
Eugene T. Haley(i)            1998     201,923            0            65,000                  7,488(j)
  Executive Vice President    1997           0            0                 0                      0
                              1996           0            0                 0                      0
Frances M. Sakers(k)          1998     170,769       13,333            40,000                 52,117(l)
  Executive Vice President    1997      45,538            0                 0                 10,742(l)
                              1996           0            0                 0                      0

---------------

(a) Includes amounts deferred pursuant to the Company's 401(k) plan.

(b) Includes $91,667 in salary paid by Endeavor Pharmaceuticals Inc.

(c) Includes $100,000 in salary paid by Endeavor Pharmaceuticals Inc., a company 40% owned by the Company.

(d) Such amounts include the Company's contributions under its 401(k) and profit sharing plans in the following amounts: Dr. Sancilio, $3,082 in 1996, $6,018 in 1997 and $2,348 in 1998; Mr. Underwood, $3,082 in 1996, $6,018 in 1997
    and $2,348 in 1998.

(e) Includes $17,470 in expense reimbursements paid pursuant to Dr. Sancilio's employment agreement with the Company.

(f) Mr. Rexhaus joined the Company in July 1997.

(g) Includes $4,324 car allowance and $355 in deferred compensation.

(h) Includes $1,853 car allowance and $149 in deferred compensation.

(i) Mr. Haley joined the Company in February 1998.

(j) Entire amount was for relocation expense payments.

(k) Mrs. Sakers joined the Company in September 1997.

(l) Entire amount was for relocation expense payments.

     The following table sets forth certain information with respect to options granted during 1998 to the executive officers named in the Summary Compensation Table.

                          STOCK OPTION GRANTS IN 1998

                                                    INDIVIDUAL GRANTS                      POTENTIAL REALIZABLE
                                 -------------------------------------------------------     VALUE AT ASSUMED
                                  NUMBER OF                                                   ANNUAL RATES OF
                                  SECURITIES    PERCENT OF TOTAL                                STOCK PRICE
                                  UNDERLYING      OPTIONS/SARS                               APPRECIATION FOR
                                   OPTIONS         GRANTED TO      EXERCISE                   OPTION TERM(a)
NAME AND                           GRANTED        EMPLOYEES IN      PRICE     EXPIRATION   ---------------------
PRINCIPAL POSITION                  (#)(b)        FISCAL YEAR       ($/SH)       DATE       5%($)       10%($)
------------------                ----------    ----------------   --------   ----------   --------   ----------
Frederick D. Sancilio,
  Ph.D. .......................          0             0%                0            0          0            0
William H. Underwood...........     40,000             4%           12.813     05-05-08    322,289      816,773
Joachim Rexhaus................     35,000             4%           12.813     05-05-08    282,002      714,676
Eugene T. Haley................     65,000             7%           12.813     05-05-08    523,719    1,327,256
Frances M. Sakers..............     40,000             4%           12.813     05-05-08    322,289      816,773

---------------

(a) Potential realizable value is based on an assumption that the price of the common stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. The numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company's estimate of future stock price growth.

(b) The options granted in 1998 to Named Executive Officers under the 1997 Stock Option Plan vest in 20% increments at each of the twelfth, twenty-fourth, thirty-sixth, forty-eighth and sixtieth month anniversaries of the grant date.

     The following table sets forth certain information with respect to the value of options held at fiscal year end by the Named Executive Officers:

                     AGGREGATED 1998 YEAR-END OPTION VALUES

                                                                 NUMBER OF SECURITIES    VALUE OF UNEXERCISED
                                                                      UNDERLYING             IN-THE-MONEY
                                                                  UNEXERCISED OPTIONS         OPTIONS AT
                                                                 AT FISCAL YEAR-END(#)   FISCAL YEAR-END($)(a)
                                       SHARES                    ---------------------   ---------------------
             NAME AND                ACQUIRED ON      VALUE          EXERCISABLE/            EXERCISABLE/
        PRINCIPAL POSITION           EXERCISE(#)   REALIZED($)       UNEXERCISABLE          UNEXERCISABLE)
        ------------------           -----------   -----------   ---------------------   ---------------------
Frederick D. Sancilio, Ph.D. ......       0             0               0/0                     0/0
William H. Underwood...............       0             0          12,427/55,253          74,885/245,607
Joachim Rexhaus....................       0             0          3,667/42,333           19,252/198,168
Eugene T. Haley....................       0             0            0/65,000                0/296,530
Frances M. Sakers..................       0             0          8,334/56,666           43,754/269,977

---------------

(a) Market value of underlying securities at fiscal year end minus the exercise price of "in-the-money" options.

EMPLOYMENT AND COMPENSATION AGREEMENTS

     On November 17, 1995 (the "Signing Date"), the Company and Frederick D. Sancilio entered into an employment agreement (the "Employment Agreement") to secure Dr. Sancilio's services as Chairman of the Board and President of the Company. The Employment Agreement has an initial three-year term that is automatically extended for an additional one-year period on each anniversary of the Signing Date unless either party gives the other notice prior to the anniversary date of its intention not to extend the term of the Employment Agreement. Under the Employment Agreement, Dr. Sancilio will serve as the Company's Chairman of the Board, President and chief executive officer, and the Company is required to use its best efforts to cause Dr. Sancilio to be re-elected to the Company's Board of Directors and to the boards of directors of affiliates of the Company on which boards of directors Dr. Sancilio was serving on the Signing

Date and to be elected a director of any majority-owned subsidiary of the Company acquired after the Signing Date.

     The Employment Agreement was amended in March 1999 such that Dr. Sancilio's annual salary was increased to $400,000 (including any Endeavor Pharmaceuticals Inc. salary paid to Dr. Sancilio) from the initial annual aggregate salary of $350,000 set in November 1995. The salary amount may be increased by the Board of Directors and once increased may not be reduced. The Employment Agreement provides that Dr. Sancilio will be eligible to receive bonus compensation of up to 50% of his annual salary if the Company attains certain performance objectives set jointly by the Board of Directors and Dr. Sancilio. In addition, Dr. Sancilio will be eligible to participate in employee benefit plans made available generally to the Company's executive officers and any other Company compensation or incentive plans of a long or short-term nature, to receive an automobile allowance and to receive other perquisites not to exceed, in the aggregate, $10,000 per year.

     Under the Employment Agreement, the Company may terminate Dr. Sancilio's employment at any time, with or without cause, as defined in the Employment Agreement. In the event that the Company terminates Dr. Sancilio's employment without cause or in the event that Dr. Sancilio terminates his employment within 90 days of an event of constructive discharge (defined in the Employment Agreement to include, among other things, the removal of Dr. Sancilio from, or the failure of Dr. Sancilio to be elected to, the positions of Chairman of the Board or President, a reduction in Dr. Sancilio's responsibilities or relocation of the Company's principal executive offices by more than 30 miles from its current location), Dr. Sancilio would be entitled to receive payments aggregating three times his then current annual salary to be paid in monthly installments over two years, during which time Dr. Sancilio would continue to receive medical and life insurance benefits. The Employment Agreement requires Dr. Sancilio to refrain from certain activities in competition with the Company for a period of two years after the termination of his employment for any reason.

     The Employment Agreement obligates the Company to use its reasonable best efforts to cause Endeavor to employ Dr. Sancilio as a senior management employee at an annual salary of at least $100,000 with bonus compensation of up to 50% of annual salary to be paid if performance targets are attained and greater amounts if targets are exceeded. Endeavor has employed Dr. Sancilio on such terms, and should Endeavor fail to continue to employ him on such terms, it is anticipated that Dr. Sancilio's annual salary and bonus paid by AAI would be increased by similar amounts.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock as of April 8, 1999 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company's Common Stock, (ii) each director, (iii) each executive officer and (iv) all executive officers and directors as a group.

                                                                NUMBER OF SHARES      PERCENT OF
NAME OF BENEFICIAL OWNER                                      BENEFICIALLY OWNED(a)     SHARES
------------------------                                      ---------------------   ----------
Frederick D. Sancilio, Ph.D.(b).............................        4,628,891            26.9%
James L. Waters(c)..........................................        2,415,561            14.0%
The Goldman Sachs Group, L.P.(d)............................        2,875,385            16.7%
J.P. Morgan & Co. Incorporated(e)...........................        1,135,900             6.6%
Joseph H. Gleberman(f)......................................               --              --
John M. Ryan................................................           22,667               *
James G. Martin, Ph.D. .....................................               --              --
William H. Underwood(g).....................................          220,583             1.3%
Eugene T. Haley.............................................           19,434               *
Frances M. Sakers...........................................           19,234               *
William J. Blank............................................               --              --
Joachim Rexhaus.............................................           10,667               *
All executive officers and directors as a group (10
  persons)..................................................        7,333,051            42.6%

---------------

 *  Less than 1%

(a) Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Information in the table reflects options granted under the Company's 1995 Stock Option Plan, 1996 Stock Option Plan and the 1997 Stock Option Plan to the extent such options are or become exercisable within 60 days. Accordingly, the totals for the following executive officers and directors and all executive officers and directors as a group includes the following shares represented by options: Mr. Ryan, 21,667 shares; Mr. Underwood, 27,094 shares; Mr. Haley, 16,334 shares; Mrs. Sakers, 16,334 shares; Mr. Rexhaus, 10,667 shares; and all executive officers and directors as a group, 92,096 shares.

(b) Dr. Sancilio's address is 5051 New Centre Drive, Wilmington, North Carolina 28403.

(c) Includes 461,057 shares of Common Stock beneficially owned by Mr. Waters' spouse. Mr. Waters address is 47 New York Avenue, Framingham, Massachusetts 01701.

(d) Based on certain filings with the Securities and Exchange Commission, represents 2,875,385 shares owned by certain investment partnerships, of which affiliates of The Goldman Sachs Group, L.P. ("GS Group") are the general partner, managing general partner or general manager. Includes 1,428,549 shares held of record by GS Capital Partners II, L.P.; 567,908 shares held of record by G.S. Capital Partners II Offshore, L.P.; 120,552 shares held of record by Bridge Street Fund 1995, L.P.; 107,132 shares held of record by Stone Street Fund 1995, L.P.; 52,691 shares held of record by Goldman, Sachs & Co. Verwaltungs GmbH, as nominee for GS Capital Partners II Germany Civil Law Partnership; 264 shares held by Greene Street 1998 Exchange Fund, L.P. ("Greene Street"), an affiliate of Goldman, Sachs & Co. and the GS Group is the general partner of Greene Street, 40 shares acquired in the ordinary course of trading activities, and 598,249 shares held in managed accounts. GS Group disclaims beneficial ownership of the shares owned by such investment partnerships to the extent attributable to partnership interests therein held by persons other than GS Group and its affiliates. Each of such investment partnerships shares voting and investment power with certain of its respective affiliates. The address of the GS Group is 85 Broad Street, New York, New York 10004.

(e) Based on Schedule 13G filed by J.P. Morgan & Co. Incorporated with the Securities and Exchange Commission dated December 31, 1998. The address of J.P. Morgan & Co. Incorporated is 60 Wall Street, New York, New York 10260.

(f) Mr. Gleberman, a managing director of Goldman, Sachs & Co., disclaims beneficial ownership of the 2,875,385 shares which may be deemed beneficially owned by GS Group as described in note (d) above.

(g) Includes 925 shares beneficially owned by Mr. Underwood's children.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

TRANSACTIONS INVOLVING MANAGEMENT

     The Company leases its headquarters facility from 5051 New Centre Drive, LLC ("New Centre"), an entity in which each of Mr. Waters and Dr. Sancilio owns a one-third interest. Pursuant to the lease agreement between the Company and New Centre, the Company pays rent at an annual base rate of $12.50 per square foot of space leased, subject to adjustment for increases in the landlord's expense in maintenance and insurance of the facility. The effective rate per square foot was increased to the current rate of $13.30 commencing in June 1995 to reflect such increased expenses. Under the agreement, the Company may lease portions of the entire facility as needed and upon agreement of New Centre. At December 31, 1997, the Company leased approximately 19,000 square feet of space under the agreement. The initial term of the lease agreement expired in March 1999, but the agreement has been extended for successive one-year periods until one party provides the other, at least 90 days prior to the scheduled expiration of the agreement, notice of its intent not to renew the lease. The lease rate for any renewal term is to be set by mutual agreement of the parties.

     Approximately 40% of the capital stock of Endeavor Pharmaceuticals Inc. ("Endeavor") on a fully diluted basis is held by the Company, and certain directors and officers of the Company serve as directors and officers of Endeavor. Pursuant to an agreement among the Endeavor stockholders, the Company has the right to designate two of the six members of the Endeavor board of directors. The Company realized $1.6 million in net sales to Endeavor in 1998.

     The Company provides product development services pursuant to an agreement with Endeavor in connection with hormone pharmaceutical products that Endeavor is developing. The Company has agreed to manufacture products developed by Endeavor at the Company's manufacturing facility located at 1726 North 23rd Street, Wilmington, North Carolina, until Endeavor achieves a specified development milestone. The Company has agreed that at such time, it will grant to Endeavor a lease/purchase option to either lease for 15 years or purchase the portion of such facility intended for use by the Company in manufacturing Endeavor's products. Upon achievement of the milestone by Endeavor, the Company will also sell to Endeavor the equipment and inventory of raw materials, assign to Endeavor its raw materials supply agreements relating to Endeavor's products and make available certain personnel to Endeavor so that Endeavor can assume its manufacturing operations. Upon exercise of either the option to lease or the option to purchase, Endeavor is required to pay an exercise price of $2 million to the Company in addition to lease payments or a purchase price based on the fair market value of the facility. If Endeavor exercises the option to lease but does not subsequently exercise the option to purchase and does not achieve certain development milestones by a specified date, the Company must repay the option exercise price to Endeavor. The facility subject to the option is currently used by the Company for clinical trial supply and niche manufacturing. The Company has expanded its clinical supply and niche manufacturing facilities which could be used to manufacture Endeavor's products currently under development or, if Endeavor exercises its option to manufacture such product itself, for other client work. The Company has also agreed to permit Endeavor under certain circumstances the first right to purchase additional proprietary hormone pharmaceutical products developed by the Company at a price equal to the amount of development work expended by the Company at its standard hourly rates and out-of-pocket expenses, and the Company would continue the development work with respect to such product under the agreement with Endeavor.

     In addition to his duties at the Company, Dr. Sancilio is employed by Endeavor as a senior management employee. Pursuant to his employment agreement with Endeavor, Dr. Sancilio is to be based at the Company's principal executive offices and does not have day-to-day responsibilities in the operation of Endeavor and is assigned responsibilities from time to time by Endeavor's board of directors. Dr. Sancilio receives an annual salary of $100,000 and is eligible for bonus compensation of up to 50% of salary. Dr. Sancilio's employment agreement with Endeavor had an initial two-year term which expired on November 17, 1997 and renews for successive one-year periods unless either party elects not to renew the agreement. The employment agreement renewed by its terms for an additional one-year term expiring

November 17, 1999. Dr. Sancilio devotes the substantial majority of his time to the management of the Company.

     The Company provides product development services to Aesgen, which develops generic pharmaceutical products. Approximately 30% of Aesgen's outstanding common stock is held by the holders of a majority of the Company's currently outstanding shares of capital stock. In addition, Mr. Waters and Dr. Sancilio serve on the ten-member board of directors of Aesgen. The Company realized $180,000 in net sales to Aesgen in 1998. The Company has the right under its development agreement with Aesgen to provide certain product development and support services to Aesgen with respect to certain drugs currently being developed by Aesgen, provided that the Company's fees for such services are comparable to those of a reasonably comparable firm. In addition, under such development agreement, the Company has agreed, absent certain circumstances, not to develop for its own account or for any other person, any formulation of a product intended to be therapeutically equivalent to the same reference product for any of the products currently under development by Aesgen and any additional drugs that the Company agrees to develop for Aesgen under the development agreement. The Company believes that the terms of such agreement are no less favorable than terms that would be obtained in a transaction with an unrelated third party.

     The Company holds a $1.6 million nonconvertible, non-voting preferred stock investment in Aesgen, and the Company's directors and executive officers beneficially own the following percentages of the fully diluted common equity of
Aesgen: Dr. Sancilio, 9.4%, Mr. Waters, 9.0% and Mr. Underwood, 0.8%.

     In November 1995, in connection with the purchase by GS Capital Partners II, L.P., G.S. Capital Partners II Offshore, L.P., Bridge Street Fund 1995, L.P., Stone Street Fund 1995, L.P., and Goldman, Sachs & Co. Verwaltungs GmbH (the "Goldman Investors") and certain other investors of shares of preferred stock described below, Mr. Waters purchased shares of preferred stock (convertible into 119,833 shares of Common Stock), on substantially the same terms and conditions, including price, as other purchasers of shares of preferred stock. In connection with such transaction, the Company granted certain stockholders, including Mr. Waters and Dr. Sancilio, rights to cause the Company to register for sale shares of Common Stock acquired upon conversion of the preferred stock. All shares of preferred stock were converted into Common Stock automatically upon completion of the Company's initial public offering in September 1996. In addition, in connection with the Company's issuance of shares of preferred stock, Mr. Waters and Dr. Sancilio agreed to indemnify the Company against certain matters including the imposition of certain federal income tax liabilities, if any, in connection with the Company's election to be treated as an S corporation, and the payment of any amount due in connection with the resolution of an assessment against the Company of a North Carolina use tax deficiency of approximately $340,000 plus penalties and interest assessed against the Company. In addition, and as part of the same transaction, Mr. Waters and Dr. Sancilio have agreed to sell to the Company up to a total of 242,539 shares of Common Stock to provide the shares for issuance pursuant to the 1995 Stock Option Plan. Such shares are required to be sold by Mr. Waters and Dr. Sancilio upon the exercise of options under the 1995 Stock Option Plan at the exercise price of such options. As of December 31, 1998, options to acquire 175,395 shares of Common Stock were granted under the 1995 Stock Option Plan at an exercise price per share of $8.35, except for options for 2,214 shares at an exercise price of $9.10. In 1998, Dr. Sancilio received $2,346 and Mr. Waters received $1,912 under this arrangement.

     In 1988, the Company secured financing with variable rate North Carolina industrial revenue bonds which are supported by a letter of credit issued by a bank. Dr. Sancilio and Mr. Waters guaranteed the Company's obligation to repay amounts drawn under such letter of credit.

     The Company loaned $82,775 to Mr. Underwood in 1993 in connection with a purchase of shares of Common Stock. Such loan was evidenced by a promissory note, which was paid in full in 1998 by Mr. Underwood.

CERTAIN BUSINESS RELATIONSHIPS

     In November 1995, the Goldman Investors and certain other investors purchased shares of preferred stock of the Company. All outstanding shares of preferred stock were converted into Common Stock in conjunction with the Company's public offering of Common Stock in September 1996. The Goldman Investors own 2,276,832 shares of Common Stock, which were purchased at $8.35 per share. Pursuant to a Stockholder Agreement entered into in November 1995 in connection with the purchase of preferred stock, the Goldman Investors have the right to designate one member of the Board of Directors for so long as the Goldman Investors and their affiliates (which include Goldman, Sachs & Co.) beneficially own 10% or more of the outstanding shares of Common Stock. Pursuant to such Agreement, Mr. Gleberman, a managing director of Goldman, Sachs & Co., serves as one of the Company's directors.

     In connection with the purchase by the Goldman Investors and certain other investors of shares of preferred stock in November 1995, the Company agreed that so long as the Goldman Investors beneficially own 5% or more of the outstanding shares of Common Stock, the Company will retain Goldman, Sachs & Co. or an affiliate to perform all investment banking services for the Company for which an investment banking firm is retained and to serve as managing underwriter of any offering of the Company's capital stock on customary terms, consistent with an arm's-length transaction. In the event that the Company and Goldman, Sachs & Co. or their affiliates cannot agree to the terms of such engagement after good faith discussions, the agreement permits the Company to engage any other investment banking firm, although Goldman, Sachs & Co. are entitled to serve as co-managing underwriter in any underwritten offering of the Company's capital stock. Goldman, Sachs & Co. served as lead underwriter in the Company's initial public offering of its Common Stock in September 1996 and in connection therewith the underwriting syndicate purchased approximately 3.1 million shares of Common Stock at an underwriting discount of $3.5 million to the aggregate public offering price. The Company has agreed to indemnify Goldman, Sachs & Co. and their affiliates against certain liabilities, including liabilities under the Securities Act of 1933.

     Goldman Sachs & Co. makes a market in the Common Stock. Because of the affiliation of Goldman, Sachs & Co. with the Company, Goldman, Sachs & Co. is required to deliver a current prospectus to any purchaser in connection with any such market-making transactions. The Company agreed with Goldman, Sachs & Co. to register such transactions under the Securities Act of 1933, and effected such registration in connection with its initial public offering by including in its registration statement for the initial public offering a market-making prospectus required to be used by Goldman, Sachs & Co. The Company has agreed to make from time to time certain amendments or supplements to the market-making prospectus and to pay certain expenses relating to such amendments or supplements. Such expenses were less than $60,000 in 1998.

     Approximately 14.2% of the capital stock of Endeavor on a fully diluted basis and 4.1% of the common equity of Aesgen on a fully diluted basis is held by the Goldman Investors.

     Certain other relationships and related transactions with management are described in Items 11 and 12, and are incorporated herein by reference.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned thereunto duly authorized.


              /s/ GEORGE W. BECKWITH                   Controller (Principal            June 23, 1999
-----------------------------------------------------    Accounting Officer)
            George W. Beckwith