Form 10-Q
period 1999-06-30
APPLIED ANALYTICAL INDUSTRIES INC
filed 1999-08-16
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding, as of July 10, 1999, was 17,205,391 shares.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                Table of Contents



         The terms "Company", "Registrant" or "AAI" in this Form 10-Q include Applied Analytical Industries, Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited).
           Condensed Consolidated Statement of Income                       3
           Condensed Consolidated Balance Sheet                             4
           Condensed Consolidated Statement of Cash Flows                   5
           Notes to Condensed Consolidated Financial Statements             6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.                              11


PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                   15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.                                 16


SIGNATURES                                                                 17

EXHIBIT INDEX                                                              18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                   Condensed Consolidated Statement of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three months ended                Six months ended
                                                                         June 30,                          June 30,
                                                               ----------------------------      --------------------------
                                                                  1999            1998              1999           1998
                                                               ------------    ------------      ------------    ----------
Net sales                                                     $     21,691    $     23,811            47,806        44,784
                                                               ------------    ------------      ------------    ----------

Operating costs and expenses:
   Direct costs                                                     12,260          11,664            26,858        22,619
   Selling                                                           3,407           2,447             6,075         4,931
   General and administrative                                        5,826           5,449            11,089        10,051
   Research and development                                          4,091           1,965             5,959         3,367
   Transaction, integration, and restructuring costs                                   --              6,400           --
                                                               ------------    ------------      ------------    ----------
                                                                    25,584          21,525            56,381        40,968
                                                               ------------    ------------      ------------    ----------

   Income (loss) from operations                                    (3,893)          2,286            (8,575)        3,816

Other income:
   Interest income, net of expense                                    (255)            131              (434)          261
   Other, net                                                          (17)            (28)              (49)          (17)
                                                               ------------    ------------      ------------    ----------
                                                                      (272)            103              (483)          244
                                                               ------------    ------------      ------------    ----------

Income (loss) before income taxes                                   (4,165)          2,389            (9,058)        4,060
Provision (benefit) for income taxes                                (1,192)            941            (2,322)        1,452
                                                               ------------    ------------      ------------    ----------
Net income (loss)                                             $     (2,973)   $      1,448            (6,736)        2,608
                                                               ============    ============      ============    ==========


Basic earnings (loss) per share                               $      (0.17)   $       0.08             (0.39)         0.15
                                                               ============    ============      ============    ==========
Weighted average shares outstanding                                 17,205          17,105            17,202        17,102
                                                               ============    ============      ============    ==========

Diluted earnings (loss) per share                             $      (0.17)   $       0.08             (0.39)         0.15
                                                               ============    ============      ============    ==========
Weighted average shares outstanding                                 17,205          17,657            17,202        17,709
                                                               ============    ============      ============    ==========


     The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheet
                                 (In thousands)
                                   (Unaudited)

                                                                     June 30,            December 31,
                                                                       1999                  1998
                                                                 -----------------     -----------------

                            ASSETS

Current assets:
Cash and cash equivalents                                       $           8,774     $          12,299
Accounts receivable                                                        25,190                26,138
Work-in-progress                                                           16,547                15,570
Prepaid and other current assets                                           10,341                 7,902
                                                                 -----------------     -----------------
          Total current assets                                             60,852                61,909
Property and equipment, net                                                41,560                38,802
Goodwill and other intangibles                                             13,541                15,509
Other assets                                                                3,274                 3,288
                                                                 -----------------     -----------------
          Total assets                                          $         119,227     $         119,508
                                                                 =================     =================

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt
   and short-term debt                                          $          19,417     $           7,038
Accounts payable                                                            5,053                 7,169
Customer advances                                                           3,882                 6,818
Accrued wages and benefits                                                  5,649                 4,522
Other accrued liabilities                                                   8,471                 7,836
                                                                 -----------------     -----------------
          Total current liabilities                                        42,472                33,383
Long-term debt                                                              5,527                 7,749
Other liabilities                                                           3,697                 3,254
Commitments and contingencies                                                 --                   --
Stockholders' equity:
  Common stock                                                                 17                    17
  Paid-in capital                                                          69,633                69,570
  Retained earnings/(deficit)                                              (1,083)                5,653
  Accumulated other comprehensive losses                                   (1,004)                  (53)
  Stock subscriptions receivable                                              (32)                  (65)
                                                                 -----------------     -----------------
          Total stockholders' equity                                       67,531                75,122
                                                                 -----------------     -----------------
          Total liabilities and stockholders' equity            $         119,227     $         119,508
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

                      APPLIED ANALYTICAL INDUSTRIES, INC.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                  (Unaudited)

                                                                              Six months ended
                                                                                   June 30,
                                                                        --------------------------------
                                                                            1999               1998
                                                                        ------------     ---------------
Net income/(loss)                                                      $     (6,736)    $         2,608
Adjustments to reconcile to net cash provided
    (used) by operating activities:
    Depreciation and amortization                                             3,791               3,084
    Other                                                                        (2)                683
    Changes in assets and liabilities:
    Trade and other receivables                                                 497                (807)
    Work-in-progress                                                         (1,377)             (3,262)
    Prepaid and other assets, net                                            (2,580)             (1,220)
    Accounts payable                                                         (1,887)                (80)
    Customer advances                                                        (2,672)             (1,868)
    Other accrued liabilities                                                 3,056               1,119
                                                                        ------------     ---------------
Net cash provided (used) by operating activities:                            (7,910)                257
Cash flows from investing activities:
Purchase of property and equipment                                           (6,763)             (5,329)
Other                                                                           (43)                 77
                                                                        ------------     ---------------
Net cash used by investing activities                                        (6,806)             (5,252)
Cash flows from financing activities:
Net (payments) proceeds on short-term debt                                   12,987                 999
Net (payments) proceeds on long-term debt                                    (1,644)               (588)
Other                                                                           (44)                 76
                                                                        ------------     ---------------
Net cash (used) provided by financing activities                             11,299                 487
                                                                        ------------     ---------------
Net decrease in cash and cash equivalents                                    (3,417)             (4,508)
Effect of exchange rate changes on cash                                        (108)
Cash and cash equivalents, beginning of period                               12,299              27,436
                                                                        ------------     ---------------
Cash and cash equivalents, end of period                               $      8,774     $        22,928
                                                                        ============     ===============
Supplemental information, cash paid for:
     Interest                                                          $        178     $           139
     Income taxes                                                      $          0     $           800


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

                                               Three months ended                  Six months ended
                                                    June 30,                             June 30,
                                         ------------------------------       -----------------------------
                                             1999             1998               1999             1998
                                         -------------    -------------       ------------     ------------
Net sales:
AAI                                     $      17,113    $      19,426       $     38,388     $     36,539
MTRA                                            4,578            4,385              9,418            8,245
                                         -------------    -------------       ------------     ------------
                                        $      21,691    $      23,811       $     47,806     $     44,784
                                         =============    =============       ============     ============

Net income (loss):
AAI                                            (3,200)           1,306             (7,202)           2,379
MTRA                                              227              142                466              229
                                         -------------    -------------       ------------     ------------
                                        $      (2,973)   $       1,448       $     (6,736)    $      2,608
                                         =============    =============       ============     ============

The accompanying consolidated financial statements include operations of the combined entities for the three months ended June 30, 1999 and 1998.

In connection with the merger, the Company has recorded a non-recurring charge to operating income reflecting the costs to complete the transaction, integrate the businesses and realign its workforce to its new combined operating structure. The items included in this charge are detailed in Note 7.

3. EARNINGS PER SHARE

The weighted average shares used in the calculation of diluted earnings per share represents the weighted average shares outstanding plus the dilutive impact of outstanding stock options. The following table presents the changes in the weighted shares outstanding.

                                                                      Three months ended                Six months ended
                                                                           June 30,                         June 30,
                                                                 -----------------------------     -----------------------------
                                                                    1999    (1)      1998             1999    (1)      1998
                                                                 -----------      ------------     -----------      ------------
      Basic Earnings per Share:
         Weighted average number of shares                           17,205            17,105          17,202            17,102

      Effect of Dilutive Securities:
         Employee and Director stock options                              0               552               0               607
                                                                 -----------      ------------     -----------      ------------

      Diluted Earnings per Share:
         Adjusted weighted average number of
         shares and assumed conversions                              17,205            17,657          17,202            17,709
                                                                 ===========      ============     ===========      ============

   (1)Weighted Average Number of Shares Not
         Included in Diluted EPS Since Antidilutive                     519                 0             567                 0
                                                                 ===========      ============     ===========      ============

4. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive income.

                                                      Three months ended                   Six months ended
                                                            June 30,                            June 30,
                                                        (In thousands)                       (In thousands)
                                                ------------------------------       -----------------------------
                                                    1999             1998               1999             1998
                                                -------------    -------------       ------------     ------------
Net income (loss)                              $      (2,973)   $       1,448       $     (6,736)    $      2,608
Other comprehensive income (loss):
  Currency translation adjustments                      (370)              13             (1,004)              (1)
                                                -------------    -------------       ------------     ------------
Comprehensive income (loss)                    $      (3,343)   $       1,461       $     (7,740)    $      2,607
                                                =============    =============       ============     ============

5. FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
   (In thousands):

                                                   Three months ended                        Six months ended
                                                        June 30,                                  June 30,
                                              -----------------------------            ------------------------------
                                                 1999             1998                     1999             1998
                                              ------------    -------------            -------------    -------------
Net sales:
Clinical                                     $      5,875    $       6,107            $      12,135    $      12,059
Pharmaceutic                                       15,195           15,477                   31,153           28,963
Internal Product Development                          621            2,227                    4,518            3,762
                                              ------------    -------------            -------------    -------------
                                             $     21,691    $      23,811            $      47,806    $      44,784
                                              ============    =============            =============    =============

United States                                $     17,918    $      18,729            $      37,989    $      35,365
Non-U.S.                                            4,208            5,190                   11,256            9,976
Less inter-geographic sales                          (435)            (108)                  (1,439)            (557)
                                              ------------    -------------            -------------    -------------
                                             $     21,691    $      23,811            $      47,806    $      44,784
                                              ============    =============            =============    =============

Income (loss) from operations:
Clinical                                     $       (215)   $         447            $         142    $         753
Pharmaceutic                                        1,065            2,157                    2,468            3,195
Internal Product Development                       (3,330)             261                   (2,320)             394
Corporate                                          (1,413)            (579)                  (2,465)            (526)
Corporate Restructuring Charges                         0                0                   (6,400)               0
                                              ------------    -------------            -------------    -------------
                                             $     (3,893)   $       2,286            $      (8,575)   $       3,816

United States                                $     (3,030)   $       2,787            $      (9,701)   $       4,234
Non-U.S.                                             (863)            (501)                   1,126             (418)
                                              ------------    -------------            -------------    -------------
                                             $     (3,893)   $       2,286            $      (8,575)  $        3,816
                                              ============    =============            =============    =============

6. INCOME TAX EXPENSE

The Company's effective tax rate has been affected by losses in Europe. These losses have created a tax asset which has been reserved against, thus no tax benefit is shown related to the European losses. In the future, as European operations become profitable, the reserves against these deferred assets will reverse and will either reduce future tax expense or goodwill.

7. TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

In connection with the Company's merger with MTRA, certain expenses of the transaction, costs to integrate the two organizations and reorganize the combined business have been accrued and recorded as an expense. The expenses were recorded in the first quarter of 1999 and are included in the condensed consolidated statement of income for the six months ended June 30, 1999.

Transaction costs are comprised of amounts owed to investment bankers and advisors as a percentage of the total merger consideration and other expenses directly related to the completion of the transaction, including financial reviews and legal fees. Personnel separation costs include the separation of approximately 58 employees in the US and Europe to combine the clinical operations of the companies and realign the workforce in the new organization. Facility and other costs include lease payments required under non-cancelable leases for vacant properties and the write off of leasehold improvements and equipment which will become redundant or obsolete due to the transaction. Other costs include integration costs directly related to the merger and other costs resulting from actions taken to merge the operations.

The following table presents the components of the expense recorded and the amounts paid through June 30, 1999.


                                                   Total          Paid to
                                                  Expense          Date
                                                -----------     -----------
     Transaction costs                         $    1,913      $      596
     Personnel separation costs                     1,919             467
     Facility and other costs                       2,568           1,123
                                                ===========     ===========
                                               $    6,400      $    2,186
                                                ===========     ===========

8. TRANSACTIONS WITH RELATED PARTIES

In the second quarter of 1999, the Company advanced $300,000 to Pharmcomm, Inc. ("Pharmcomm"), a company whose principal stockholders include Dr. Frederick Sancilio, Mr. James Waters and Mr. William Underwood, all directors of AAI.
One other stockholder of Pharmcomm is a member of AAI management.

The advance payment was for services to be rendered by Pharmcomm during 1999 and 2000 for scanning and indexing services required as part of AAI's regulatory compliance and record retention policies. The services will be performed by Pharmcomm at market rates after considering the timing of the advance payment. AAI has engaged Pharmcomm to perform these services since 1996 and has compensated Pharmcomm at market rates pursuant to written agreements for the services.

Pharmcomm also provides computer validation services to AAI at market rates. These validation services are required for compliance with regulatory requirements.

Total payments for scanning and validation services provided to AAI by Pharmcomm were approximately $287,000, $214,000, and $436,000 for the years ended December 31, 1996, 1997, and 1998, respectively. For the six months ended June 30, 1999, AAI has paid Pharmcomm approximately $266,000 excluding the advance payment for services discussed above.

The Company also has work-in-process and receivables due from Aesgen, Inc. ("Aesgen") and Endeavor Pharmaceuticals Inc. ("Endeavor"). Both Endeavor and Aesgen were organized by AAI and its principal shareholders, and continue to be related parties. The total amount of work-in-process and receivables at June 30, 1999 related to Aesgen was approximately $661,000 and the amount related to Endeavor was approximately $1,778,000.

9. DEBT

At June 30, 1999, the Company was not in compliance with a financial covenant in connection with a credit arrangement with a bank. The credit arrangement represents a revolving line of credit (the "Revolver") and certain off-balance sheet leases (the "Leases"). The Revolver is the primary mechanism used by the Company to fund capital purchases and operating cash needs. The balance owed on the Revolver at June 30, 1999 was $13,267,000 and is unsecured. The current Revolver agreement expires on August 31, 1999. If the Revolver is not renewed, the balance outstanding becomes payable in 60 equal monthly installments.

Covenant compliance on the Revolver is also required under the Leases which are secured by real estate made up of a headquarters building under construction in Wilmington, N.C., a laboratory and clinic facility in Research Triangle Park, N.C. and land purchased for future construction of a laboratory facility in Shawnee, Kansas. The Leases are operating leases which allow for the purchase of the facilities at the end of the lease term at fair market value or the balance of the debt secured by the facilities.

On August 16, 1999, the bank agreed to forebear until November 30, 1999 from exercising any rights or remedies as a result of the Company's failure to comply with this financial covenant. The bank has also committed to extend the Revolver through November 30, 1999, subject to the Company securing the Revolver with collateral and agreeing to certain additional covenants. During the term of the extension, the applicable interest rate on the Revolver will be increased to LIBOR plus 2.25% per annum with the unused commitment fee increased to 0.375% per annum.

10. CONTINGENCIES

The Company has started a dispute resolution process, seeking to collect approximately $2.5 million of billings plus interest on past due amounts from a customer. Even though the process was initiated to protect the Company's interests and the Company expects to be successful in its efforts, there can be no assurance that the Company will ultimately be successful in such collection efforts.

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

RESULTS OF OPERATIONS - SECOND QUARTER 1999 COMPARED TO SECOND QUARTER 1998

Net sales for the second quarter of 1999 decreased 9% to $21.7 million compared to $23.8 million in 1998. Pharmaceutic revenues were $15.2 million in 1999, down 2% from $15.5 million in 1998 and Clinical revenues were down 4% to $5.9 million in the first quarter of 1999 from $6.1 million in the same period of 1998. Revenues from Internal Product Development were $0.6 million in 1999 compared to $2.2 million last year, reflecting a 72% decrease. The decrease in internal product development revenues was due to the lack of originating new product development contracts in the quarter and the relative maturity of existing development projects. The Company expects that product development revenues will increase in future quarters as additional agreements are signed but expects that revenues from these contract signings will be volatile until royalty streams earned from launched products exceeds the development fees earned. However, there can be no assurance that the company will be successful in executing additional product development agreements and increase its future revenue.

Pharmaceutic and Clinical sales were less than in prior quarters, and declined from the amounts in the second quarter of 1998 due to a number of factors. Management believes that the rate of new contract signings slowed in the second quarter due to the relative size of the contracts being negotiated, market consolidation and the lack of focused selling efforts. However, management has taken specific steps to increase selling efforts by increasing the number of professionals devoted to the customer focused selling approach used in the past. Management believes that with the integration of the European and US clinical businesses and the increased attention to customer focused selling, growth will return to historical trends. In the second quarter of 1999, the Company's North Brunswick, New Jersey facility was fully operational and added to pharmaceutic capacity. This capacity was utilized almost exclusively in internal product development activities. As demand increases, the additional capacity provided by this facility will be used to perform pharmaceutic testing in the fee for service business.

Overall gross margin was approximately 43% for the second quarter of 1999 compared to 51% for the same period of 1998. The gross margin from Pharmaceutic work was approximately 7% for the second quarter of 1999 compared to 14% for the same period of 1998. The difference in gross margin percentage is attributable to a decrease in the volume of work and increased costs for additional facilities and capacity and the mix of services provided. Gross margins in the Clinical business decreased to 4% for the second quarter of 1999 from 7% for the same period of 1998. The decrease in gross margin percentage was due to a decrease in the volume of clinical work without a corresponding decrease in the related direct costs.

Selling, general and administrative costs as a percentage of net sales increased to approximately 43% in 1999 compared to 33% for the same quarter in 1998. During the first quarter of 1999, the Company increased the size of its salesforce by adding additional technical support and expertise from its operating units. This increase in selling activities combined with a decrease in overall revenues resulted in an increase in general and administrative costs as a percentage of sales. However, these additions have added to the Company's ability to present the highly technical aspects of its work to the scientific customer base. Management expects this investment in selling expertise to increase the ability to sign additional business and help identify potential customer needs for future growth opportunities. Due to the lead time required to have work available after the increase in salesforce, the expected increase in sales due to the increased sales efforts did not materialize. However, management is committed to the increased selling efforts in order to stimulate demand and return the Company to its historical rate of revenue growth. The Company expects to continue its efforts at controlling selling, general and administrative expenses by maintaining such growth at rates equal to or less than overall net sales growth and will reduce these costs if required to size them to the available revenue.

Research and development expenses were approximately 19% of net sales in the second quarter of 1999, compared with approximately 8% of sales for the same period in 1998. In the second quarter of 1999, research and development expenses were approximately $2.1 million higher than the second quarter of 1998. This increase resulted from the dedication of certain facilities to research efforts and an overall increase in the resources devoted to furthering the Company's internal product development strategy. Internal product development revenues, which are the resulting benefit of research expenses, declined to approximately $600,000 from approximately $2.2 million for the second quarter of 1998. This decrease resulted from the lack of signing new development contracts and the timing of milestones and progress on existing contracts. Internal product development revenues are inherently volatile and contribute to the volatile nature of the Company's earnings. Management expects internal product development revenues to exceed research and development expenses in the future as prior investments in research continue to provide revenues.

Income from operations was a loss of $3.9 million in the second quarter of 1999 and income of $2.3 million for the same period of 1998. The decrease was due to a decrease in fee for service revenues in the Pharmaceutic business, after the impact of acquisitions, an increase in facility costs related to the facility in North Brunswick, New Jersey and an increase in selling, general and administrative expenses.

For the six months ended June 30, 1999, revenues increased $3.0 million to $47.8 million in 1999 from $44.8 million in 1998. The increase was due to an $2.1 million increase in Pharmaceutic revenues, an $0.1 million increase in clinical revenues and a $0.8 million increase in internal product development revenues. Operating income for the first six months of 1999 was a loss of $8.6 million compared with income of $3.8 million in 1998. The loss includes a $6.4 million charge to operating income related to the consolidation, integration and acquisition costs of MTRA. The charge also includes certain costs to restructure existing operations, reduce staff and excess facility costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Working capital was approximately $18.4 million at June 30, 1999 compared to approximately $28.5 million at December 31, 1998.

The Company was not in compliance with a financial covenant in connection with the credit facility. The credit facility expires on August 31, 1999. The lender has committed to forebear and extend the credit facility through November 30, 1999, subject to the Company securing the credit facility with collateral and agreeing to certain additional covenants. During the term of the extension, the applicable interest rate on the credit facility will be increased to LIBOR plus 2.25% per annum with the unused commitment fee increased to 0.375% per annum.

Capital expenditures were approximately $6.7 million during the first six months of 1999 compared to approximately $5.3 million during the same period last year. The Company anticipates total capital expenditures for 1999 to be approximately $12 million.

AAI expects that near term growth can be accommodated utilizing existing facilities. The Company expects future operations to fund capital expenditures currently in progress but may from time to time seek to supplement cash flow from operations with the issuance of equity securities and additional borrowings. The Company believes that such sources of cash and financing alternatives will be sufficient to fund operations for the current and foreseeable future and to pay existing debt and other capital obligations. The Company regularly evaluates acquisition or growth opportunities. At some point in the future there may be opportunities that require additional external financing, and the Company may from time-to-time seek to obtain funds through the public or private issuance of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company.

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

The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. The Company has not been tracking the direct cost of solving potential Y2K issues. Since 1996, the Company has expensed approximately $8.0 million for all IT items. It is not reasonably possible to determine what portion of such spending was directly related to correcting Y2K issues. The future spending on IT items is expected to be approximately $3 million per year. The Company has not segregated the direct costs associated with Y2K issues in its IT capital spending plans. However, all current capital additions are Y2K compliant. Prior to the merger with MTRA, the systems of MTRA were evaluated for Y2K readiness. MTRA's separate systems are included in AAI's plans and all significant systems will be replaced or Y2K compliant in accordance with AAI's previously established timeline.

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

While it is difficult to classify AAI's state of readiness, the company believes that its it will have implemented its internal plans and will be able to avoid any material Y2K issues in September 1999. The company was 78% complete with the remediation and testing of systems identified as non-compliant during the assessment at June 30, 1999. Management is in constant communication with the task force and has made and will continue to make reports to the Company's Board of Directors.

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



PART II. OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At June 30, 1999, the Company was not in compliance with a financial covenant in connection with a credit arrangement with a bank. The credit arrangement represents a revolving line of credit (the "Revolver") and certain off-balance sheet leases (the "Leases"). The Revolver is the primary mechanism used by the Company to fund capital purchases and operating cash needs. The balance owed on the Revolver at June 30, 1999 was $13,267,000 and is unsecured. The current Revolver agreement expires on August 31, 1999.

Covenant compliance on the Revolver is also required under the Leases which are secured by real estate made up of a headquarters building under construction in Wilmington, N.C., a laboratory and clinic facility in Research Triangle Park, N.C. and land purchased for future construction of a laboratory facility in Shawnee, Kansas. The Leases are operating leases which allow for the purchase of the facilities at the end of the lease term at fair market value or the balance of the debt secured by the facilities.

On August 16, 1999, the bank agreed to forebear until November 30, 1999 from exercising any rights or remedies as a result of the Company's failure to comply with this financial covenant. The bank has also committed to extend the Revolver through November 30, 1999, subject to the Company securing the Revolver with collateral and agreeing to certain additional covenants. During the term of the extension, the applicable interest rate on the Revolver will be increased to LIBOR plus 2.25% per annum with the unused commitment fee increased to 0.375% per annum.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 1999, the Company held its annual meeting of stockholders. The total number of shares outstanding as of the record date, April 8, 1999, was 17,205,391. The matters voted on at the meeting and the results are as follows:

Election of Directors - Terms to expire in 2002:

                                    Joseph H. Gleberman        John M. Ryan

         Votes For                     11,741,126               11,748,196
         Votes Against                          0                        0
         Votes Withheld                   131,370                  124,300
         Abstentions                            0                        0

Ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending December 31, 1999:

         Votes For                     11,872,478
         Votes Against                          0
         Votes Withheld                         0
         Abstentions                           18

No other matters were voted on at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

The Company has recently filed the following Form 8-K's:

         Dated June 1 1999, to amend a previous filing announcing the Company's acquisition of Medical and Technical Research Associates, Inc. as of March 16, 1999.

         Dated July 30, 1999, to file a press release reporting the Company's expected loss for the quarter ended June 30, 1999;

         Dated August 2, 1999, to file a press release reporting the Company's results of operations for the quarter ended June 30, 1999;

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            APPLIED ANALYTICAL INDUSTRIES, INC.


Date:  August 16, 1999      By:  /s/   FREDERICK D. SANCILIO
                                 ---------------------------------------------
                                       Frederick D. Sancilio, Ph.D.
                            Chairman of the Board and Chief Executive Officer
                            (Principal Executive Officer)



Date:  August 16, 1999      By:  /s/  EUGENE T. HALEY
                                 ---------------------------------------------
                                      Eugene T. Haley
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)

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

    10.12         - Partnership Agreement dated as of October 2, 1998 between the Company, First Security Bank, N. A. and the Various Banks and Other Lending Institutions Which are Parties Hereto from time to time, as the Holders and as the Lenders and NationsBank, N. A. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

    10.13         - Security Agreement dated as of October 2, 1998 between First
                    Security Bank, N. A., and NationsBank, N. A. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

    10.14         - Amendment No. 1 to the Employment Agreement dated
                    November 17, 1995 between the Company and Frederick D. Sancilio

    10.15         - Letter of guarantee from Frederick D. Sancilio dated June
                    17, 1999

    27            - Financial Data Schedule (for SEC use only)