Form 10-Q
period 1999-09-30
APPLIED ANALYTICAL INDUSTRIES INC
filed 1999-11-15
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                         Commission File Number 0-21185


                       APPLIED ANALYTICAL INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter

           DELAWARE                                            04-2687849
(State or other jurisdiction of                             (I.R.S. employer
 incorporation or organization)                            identification no.)


                   2320 SCIENTIFIC DRIVE, WILMINGTON, NC 28405
               (Address of principal executive office) (Zip code)


                                 (910) 254-7000
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  [X]    NO  [ ]

The number of shares of the Registrant's common stock outstanding, as of October 10, 1999, was 17,205,391 shares.

                       Applied Analytical Industries, Inc.
                                Table of Contents



         The terms "Company", "Registrant" or "AAI" in this Form 10-Q include Applied Analytical Industries, Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.


                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited).
         Condensed Consolidated Statement of Income                        3
         Condensed Consolidated Balance Sheet                              4
         Condensed Consolidated Statement of Cash Flows                    5
         Notes to Condensed Consolidated Financial Statements              6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       15


PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities                                  15

Item 6.  Exhibits and Reports on Form 8-K.                                16


SIGNATURES                                                                17

Exhibit Index                                                             18

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       Applied Analytical Industries, Inc.
                   Condensed Consolidated Statement of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                    Three months ended                  Nine months ended
                                                                       September 30,                       September 30,
                                                               ----------------------------        ---------------------------
                                                                   1999            1998                1999            1998
                                                               ------------    ------------        -----------     -----------

Net sales                                                     $     22,715    $     25,164        $    70,521     $    69,948
                                                               ------------    ------------        -----------     -----------

Operating costs and expenses:
   Direct costs                                                     12,661          12,655             39,519          35,274
   Selling                                                           3,030           2,525              9,105           7,456
   General and administrative                                        5,794           6,069             16,883          16,120
   Research and development                                          2,776           1,372              8,735           4,739
   Transaction, integration, and restructuring costs                   --              --               6,400             --
                                                               ------------    ------------        -----------     -----------
                                                                    24,261          22,621             80,642          63,589
                                                               ------------    ------------        -----------     -----------

   Income (loss) from operations                                    (1,546)          2,543            (10,121)          6,359

Other income (expense):
   Interest income (expense), net                                     (274)             82               (708)            343
   Other, net                                                            3             119                (46)            100
                                                               ------------    ------------        -----------     -----------
                                                                      (271)            201               (754)            443
                                                               ------------    ------------        -----------     -----------

Income (loss) before income taxes                                   (1,817)          2,744            (10,875)          6,802
Provision (benefit) for income taxes                                  (359)            831             (2,681)          2,283
                                                               ------------    ------------        -----------     -----------
Net income (loss)                                             $     (1,458)   $      1,913        $    (8,194)    $     4,519
                                                               ============    ============        ===========     ===========


Basic earnings (loss) per share                               $      (0.08)   $       0.11        $     (0.48)    $      0.26
                                                               ============    ============        ===========     ===========
Weighted average shares outstanding                                 17,205          17,109             17,203          17,104
                                                               ============    ============        ===========     ===========

Diluted earnings (loss) per share                             $      (0.08)   $       0.11        $     (0.48)    $      0.26
                                                               ============    ============        ===========     ===========
Weighted average shares outstanding                                 17,205          17,666             17,203          17,693
                                                               ============    ============        ===========     ===========



   The accompanying notes are an integral part of these financial statements.

                      Applied Analytical Industries, Inc.
                      Condensed Consolidated Balance Sheet
                                 (In thousands)

                                                                     September 30,        December 31,
                                                                         1999                  1998
                                                                 -----------------     -----------------
                                                                   (Unaudited)
                            ASSETS

Current assets:
Cash and cash equivalents                                       $             625     $          12,299
Accounts receivable                                                        27,779                26,138
Work-in-progress                                                           16,796                15,570
Prepaid and other current assets                                           13,467                 7,902
                                                                 -----------------     -----------------
          Total current assets                                             58,667                61,909
Property and equipment, net                                                43,672                38,802
Goodwill and other intangibles                                             13,719                15,509
Other assets                                                                3,161                 3,288
                                                                 -----------------     -----------------
          Total assets                                          $         119,219     $         119,508
                                                                 =================     =================

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Current maturities of long-term debt
   and short-term debt                                          $          19,616     $           7,038
Accounts payable                                                            6,917                 7,169
Customer advances                                                           5,269                 6,818
Accrued wages and benefits                                                  3,335                 4,522
Other accrued liabilities                                                   7,441                 7,836
                                                                 -----------------     -----------------
          Total current liabilities                                        42,578                33,383
Long-term debt                                                              5,547                 7,749
Other liabilities                                                           4,812                 3,254
Commitments and contingencies                                                 --                    --
Stockholders' equity:
  Common stock                                                                 17                    17
  Paid-in capital                                                          69,633                69,570
  Retained earnings/accumulated (deficit)                                  (2,541)                5,653
  Accumulated other comprehensive losses                                     (795)                  (53)
  Stock subscriptions receivable                                              (32)                  (65)
                                                                 -----------------     -----------------
          Total stockholders' equity                                       66,282                75,122
                                                                 -----------------     -----------------
          Total liabilities and stockholders' equity            $         119,219     $         119,508
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

                       Applied Analytical Industries, Inc.
                 Condensed Consolidated Statement of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                     Nine months ended
                                                                                        September 30,
                                                                               -------------------------------
                                                                                  1999              1998
                                                                               ------------     --------------
Net income/(loss)                                                             $     (8,194)    $        4,519
Adjustments to reconcile net income/(loss) to net cash provided
    (used) by operating activities:
    Depreciation and amortization                                                    5,719              4,299
    Other non-cash items                                                                (6)              (484)
    Changes in assets and liabilities:
    Trade and other receivables                                                     (1,986)            (4,086)
    Work-in-progress                                                                (1,532)            (3,642)
    Prepaid and other assets, net                                                   (5,555)            (1,973)
    Accounts payable                                                                   (80)               291
    Customer advances                                                               (1,347)               323
    Other accrued liabilities                                                          628                208
                                                                               ------------     --------------
Net cash provided by (used in) operating activities:                               (12,353)              (545)
Cash flows from investing activities:
Purchase of property and equipment                                                 (10,453)            (8,238)
Other                                                                                  (45)            (3,047)
                                                                               ------------     --------------
Net cash used in investing activities                                              (10,498)           (11,285)
Cash flows from financing activities:
Net (payments) proceeds on short-term debt                                          13,043                840
Net (payments) proceeds on long-term debt                                           (1,761)            (1,783)
Other                                                                                  (22)               157
                                                                               ------------     --------------
Net cash provided by (used in) financing activities                                 11,260               (786)
                                                                               ------------     --------------
Net decrease in cash and cash equivalents                                          (11,591)           (12,616)
Effect of exchange rate changes on cash                                                (83)                34
Cash and cash equivalents, beginning of period                                      12,299             27,716
                                                                               ------------     --------------
Cash and cash equivalents, end of period                                      $        625     $       15,134
                                                                               ============     ==============
Supplemental information, cash paid for:
     Interest                                                                 $        430     $          424
     Income taxes                                                             $         33     $        1,402



   The accompanying notes are an integral part of these financial statements.

                       Applied Analytical Industries, Inc.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial information as of December 31, 1998 has been derived from audited financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

                                              Three months ended                    Nine months ended
                                                  September 30,                        September 30,
                                         ------------------------------       -----------------------------
                                             1999             1998               1999             1998
                                         -------------    -------------       ------------     ------------
          Net sales:
          AAI                           $      18,118    $      20,138       $     56,506     $     56,677
          MTRA                                  4,597            5,026             14,015           13,271
                                         -------------    -------------       ------------     ------------
                                        $      22,715    $      25,164       $     70,521     $     69,948
                                         =============    =============       ============     ============

          Net income (loss):
          AAI                           $      (1,603)   $       1,413       $     (8,805)    $      3,792
          MTRA                                    145              500                611              727
                                         -------------    -------------       ------------     ------------
                                        $      (1,458)   $       1,913       $     (8,194)    $      4,519
                                         =============    =============       ============     ============


The accompanying consolidated financial statements include operations of the combined entities for the nine months ended September 30, 1999 and 1998.

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

                                                                   Three months ended               Nine months ended
                                                                      September 30,                    September 30,
                                                               ----------------------------     ----------------------------
                                                                  1999    (1)     1998             1999    (1)      1998
                                                               -----------     ------------     -----------      -----------
      Basic Earnings per Share:
         Weighted average number of shares                         17,205           17,109          17,203           17,104

      Effect of Dilutive Securities:
         Employee and Director stock options                            0              546               0              589
                                                               -----------     ------------     -----------      -----------

      Diluted Earnings per Share:
         Adjusted weighted average number of
         shares and assumed conversions                            17,205           17,655          17,203           17,693
                                                               ===========     ============     ===========      ===========


  (1) Weighted Average Number of Shares Not
         Included in Diluted EPS Since Antidilutive                   493                0             535                0
                                                               ===========     ============     ===========      ===========


4.  Comprehensive Income

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive income.

                                                      Three months ended                   Nine months ended
                                                         September 30,                        September 30,
                                                        (In thousands)                       (In thousands)
                                                -----------------------------        -----------------------------
                                                    1999            1998                1999             1998
                                                -------------    ------------        ------------     ------------

Net income (loss)                              $      (1,458)   $      1,913        $     (8,194)    $      4,519
Other comprehensive income (loss):
  Currency translation adjustments                       209             (55)               (795)             (61)
                                                -------------    ------------        ------------     ------------
Comprehensive income (loss)                    $      (1,249)   $      1,858        $     (8,989)    $      4,458
                                                =============    ============        ============     ============

5. Financial Information by Business Segment and Geographic Area (In thousands):

                                                   Three months ended                        Nine months ended
                                                      September 30,                            September 30,
                                              -----------------------------            ------------------------------
                                                 1999             1998                     1999             1998
                                              ------------    -------------            -------------    -------------
Net sales:
Clinical                                     $      6,906    $       7,052            $      19,041    $      19,111
Pharmaceutic                                       13,712           16,370                   44,865           45,333
Internal Product Development                        2,097            1,742                    6,615            5,504
                                              ------------    -------------            -------------    -------------
                                             $     22,715    $      25,164            $      70,521    $      69,948
                                              ============    =============            =============    =============

United States                                $     19,094    $      19,667            $      57,083    $      55,032
Non-U.S.                                            4,255            5,798                   15,511           15,774
Less inter-geographic sales                          (634)            (301)                  (2,073)            (858)
                                              ------------    -------------            -------------    -------------
                                             $     22,715    $      25,164            $      70,521    $      69,948
                                              ============    =============            =============    =============

Income (loss) from operations:
Clinical                                     $        (34)   $       1,064            $         108    $       1,817
Pharmaceutic                                          298            1,828                    2,766            5,023
Internal Product Development                         (399)             370                   (2,719)             764
Corporate                                          (1,411)            (719)                  (3,876)          (1,245)
Corporate Restructuring Charges                         0                0                   (6,400)               0
                                              ------------    -------------            -------------    -------------
                                             $     (1,546)   $       2,543            $     (10,121)   $       6,359
                                              ============    =============            =============    =============

United States                                $       (769)   $       2,150            $     (10,470)   $       6,384
Non-U.S.                                             (777)             393                      349              (25)
                                              ------------    -------------            -------------    -------------
                                             $     (1,546)   $       2,543            $     (10,121)   $       6,359
                                              ============    =============            =============    =============



6.  Income Tax Expense

The Company's effective tax rate has been affected by losses in Europe. These losses have created a tax asset which has been reserved against, thus no tax benefit is shown related to the European losses. In the future, as European operations become profitable, the reserves against these deferred assets will reverse and will either reduce future tax expense or goodwill. Tax benefits have been recognized on US losses representing refunds available from prior periods or the benefit of loss carryforwards to future periods.

7.  Transaction, Integration and Restructuring Costs

In connection with the Company's merger with MTRA, certain expenses of the transaction, costs to integrate the two organizations and reorganize the combined business have been accrued and recorded as an expense. The expenses were recorded in the first quarter of 1999 and are included in the condensed consolidated statement of income for the nine months ended September 30, 1999.

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

The following table presents the components of the expense recorded and the amounts paid through September 30, 1999.

                                                                Total             Paid to
                                                               Expense             Date
                                                           --------------     --------------
          Transaction costs                               $        1,913     $        1,913
          Personnel separation costs                               1,919                785
          Facility and other costs                                 2,568              1,480
                                                           --------------     --------------
                                                          $        6,400     $        4,178
                                                           ==============     ==============


8.  Transactions with Related Parties

The Company has advanced $300,000 to Pharmcomm, Inc. ("Pharmcomm"), a company whose principal stockholders include Dr. Frederick Sancilio, Mr. James Waters and Mr. William Underwood, all directors of AAI. One other stockholder of Pharmcomm is a member of AAI management.

The advance payment was for services to be rendered by Pharmcomm during 1999 and 2000 for scanning and indexing services required as part of AAI's regulatory compliance and record retention policies. The services will be performed by Pharmcomm at market rates after considering the timing of the advance payment. AAI has engaged Pharmcomm to perform these services since 1996 and has compensated Pharmcomm at favorable rates pursuant to written agreements for the services.

Pharmcomm also provides computer validation services to AAI at market rates. These validation services are required for compliance with regulatory requirements.

Total payments for scanning and validation services provided to AAI by Pharmcomm were approximately $287,000, $214,000, and $436,000 for the years ended December 31, 1996, 1997, and 1998, respectively. For the nine months ended September 30, 1999, AAI has paid Pharmcomm approximately $268,000 excluding the advance payment for services discussed above.

The Company also has work-in-process and receivables due from Aesgen, Inc. ("Aesgen") and Endeavor Pharmaceuticals Inc. ("Endeavor"). Both Endeavor and Aesgen were organized by AAI and its principal shareholders, and continue to be related parties. The total amount of work-in-process and receivables at September 30, 1999 related to Aesgen was approximately $569,000 and the amount related to Endeavor was approximately $2,570,000.

9.  Debt

At September 30, 1999, the Company was not in compliance with a financial covenant in connection with a credit arrangement with a bank. The credit arrangement represents a revolving line of credit (the "Revolver") and certain off-balance sheet leases (the "Leases"). The Revolver is the primary mechanism used by the Company to fund capital purchases and operating cash needs. The balance owed on the Revolver at September 30, 1999 was $13,069,000 and is secured by all accounts receivable of the Company and substantially all of the Company's personal property.

Covenant compliance on the Revolver is also required under the Leases which are secured by real estate made up of a headquarters building in Wilmington, N.C., a laboratory and clinic facility in Research Triangle Park, N.C. and land purchased for future construction of a laboratory facility in Shawnee, Kansas. The Leases are operating leases which allow for the purchase of the facilities at the end of the lease term at fair market value or the balance of the debt secured by the facilities. At September 30, 1999, the balance of the debt secured by the leases was approximately $12,878,000.

The lender has agreed to waive its rights or remedies through November 30, 1999 as a result of the company's failure to comply with this debt covenant. The lender has agreed to amend and extend the credit facility from November 30, 1999 to May 31, 2000. Since 1996, the company and the lender have been in the practice of renewing the credit facility annually as of May 31. Borrowings under this amended and extended credit facility will be subject to additional financial covenants and security in the form of fixed assets and receivables. During the extension period, total availability under the credit facility has been increased to $25 million subject to covenant restrictions; borrowing is limited to a percentage of the value of pledged security and compliance with certain additional covenants. The applicable interest rate on the Revolver will be LIBOR plus 2.25% per annum and the unused commitment fee will be 0.375% per annum.

10. Contingencies

The Company has started a dispute resolution process, seeking to collect approximately $3.6 million of billings plus interest on past due amounts from a customer. Even though the process was initiated to protect the Company's interests, there can be no assurance that the Company will ultimately be successful in such collection efforts.

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

Results of Operations - Third Quarter 1999 compared to Third Quarter 1998

Net sales for the third quarter of 1999 decreased 10% to $22.7 million compared to $25.2 million in 1998. Pharmaceutic revenues were $13.7 million in 1999, down 16% from $16.4 million in 1998 and Clinical revenues were down 2% to $6.9 million in the third quarter of 1999 from $7.1 million in the same period of 1998. 1999 revenues include full period results from the acquisition of KCAS, which had minimal impact on third quarter 1998 revenues after its acquisition on September 15, 1998. Revenues from Internal Product Development were $2.1 million in 1999 compared to $1.7 million last year, reflecting an increase of 21%. The increase in internal product development revenues was due to the signing of two new development agreements in the quarter, progress made on existing contracts, and royalties generated on a product already marketed. The Company expects that product development revenues will increase in future quarters as additional agreements are signed but expects that revenues from these contract signings will be volatile until royalty streams earned from launched products exceeds the development fees earned. However, there can be no assurance that the company will be successful in executing additional product development agreements and increase its future revenue or that the products developed will be commercially successful.

Pharmaceutic and Clinical sales declined from the amounts in the third quarter of 1998 due to a number of factors. Management believes that the rate of new contract signings slowed in the early part of 1999 due to the relative size of the contracts being negotiated, market consolidation and the lack of focused selling efforts. Due to the lead time required to begin work on a project, fewer signings early in the year resulted in less work in the laboratories later in the year. Management has taken specific steps to increase selling efforts by increasing the number of professionals devoted to the customer focused selling approach used in the past. Management believes that with the integration of the European and US clinical businesses and the increased attention to customer focused selling, growth will return to historical trends. In the third quarter of 1999, the Company had adequate capacity to meet its current commitments and projected growth. The North Brunswick, New Jersey facility is fully operational and has added to the Company's pharmaceutic capacity. As demand increases, the existing capacity will be more fully utilized and no further expansion is anticipated.

Overall gross margin was approximately 44% for the third quarter of 1999 compared to 50% for the same period of 1998. The decrease in gross margin percentage was due to a decrease in the volume of work without a corresponding decrease in the related direct costs. Cost of sales was essentially flat in the third quarter compared with the third quarter of 1998, which reflects the Company's progress in controlling costs. Major changes in cost of sales include increases due to full period expenses for KCAS in 1999 which was acquired on September 15, 1998 and an increase due to the addition of the

North Brunswick, New Jersey facility. During the third quarter of 1999, the company changed its estimated useful lives of certain operating equipment to reflect more accurately the historical useful lives of the equipment. The effect of the change has been reflected as a reduction in Cost of Goods Sold for the third quarter of approximately $250,000.

Selling, general and administrative costs as a percentage of net sales increased to approximately 38% in 1999 compared to 34% for the same quarter in 1998, reflecting an increase of approximately $250,000. The increase is made up of increased selling efforts partially offset by savings in general and administrative areas. In the third quarter of 1999, some of the general and administrative savings were realized from the Company's restructuring efforts started in the second quarter of 1999. During the first quarter of 1999, the Company increased the size of its salesforce by adding additional technical support and expertise from its operating units. This increase in selling activities combined with a decrease in overall revenues resulted in an increase in selling, general and administrative costs as a percentage of sales. However, these additions have added to the Company's ability to present the highly technical aspects of its work to the scientific customer base. Management expects this investment in selling expertise to increase the ability to sign additional business and help identify potential customer needs for future growth opportunities. Due to the lead time required to have work available after the increase in salesforce, the expected increase in sales due to the increased sales efforts did not occur in the third quarter. However, management is committed to the increased selling efforts in order to stimulate demand and return the Company to its historical rate of revenue growth. The Company expects to continue its efforts at controlling selling, general and administrative expenses by maintaining such growth at rates equal to or less than overall net sales growth and will reduce these costs if required to size them to the available revenue.

Research and development expenses were approximately 12% of net sales in the third quarter of 1999, compared with approximately 5% of sales for the same period in 1998. In the third quarter of 1999, research and development expenses were approximately $1.4 million higher than the third quarter of 1998. This increase resulted from an overall increase in the resources devoted to furthering the Company's internal product development strategy. Internal product development revenues, which are the resulting benefit of research expenses, increased to $2.1 million from approximately $1.7 million for the third quarter of 1998. This increase includes the upfront payments received for signing two new development contracts. Internal product development revenues are inherently volatile and contribute to the volatile nature of the Company's earnings. Management expects internal product development revenues to exceed research and development expenses in the future as prior investments in research continue to provide revenues.

Income from operations was a loss of $1.5 million in the third quarter of 1999 and income of $2.5 million for the same period of 1998. The decrease was due to a decrease in fee for service revenues in the Pharmaceutic business, after the impact of acquisitions, an increase in facility costs related to the facility in North Brunswick, New Jersey and an increase in selling, general and administrative expenses.

For the nine months ended September 30, 1999, revenues increased $.6 million to $70.5 million in 1999 from $69.9 million in 1998. The increase resulted from a $.5 million decrease in Pharmaceutic revenues, a $0.1 million decrease in clinical revenues and a $1.1 million increase in internal product development revenues. Operating income for the first nine months of 1999 was a loss of $10.1 million compared with income of $6.4 million in 1998. The 1999 loss includes a $6.4 million charge to operating income related to the consolidation, integration and acquisition costs of MTRA. The charge also includes certain costs to restructure existing operations, reduce staff and excess facility costs.

Liquidity and Capital Resources

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Working capital was approximately $16.1 million at September 30, 1999 compared to approximately $28.5 million at December 31, 1998. The decrease is due to a reduction in available cash and an increase in short-term borrowings under a revolving credit facility.

At September 30, 1999, the Company was not in compliance with a financial covenant in connection with the credit facility. The lender has agreed to waive its rights or remedies through November 30, 1999 as a result of the company's failure to comply with this debt covenant. The lender has agreed to amend and extend the credit facility from November 30, 1999 to May 31, 2000. Since 1996, the company and the lender have been in the practice of renewing the credit facility annually as of May 31. Borrowings under this amended and extended credit facility will be subject to additional financial covenants and security in the form of fixed assets and receivables. During the extension period, total availability under the credit facility has been increased to $25 million subject to covenant restrictions; borrowing is limited to a percentage of the value of pledged security and compliance with certain additional covenants. The applicable interest rate on the Revolver will be LIBOR plus 2.25% per annum and the unused commitment fee will be 0.375% per annum.


Capital expenditures were approximately $10.5 million during the first nine months of 1999 compared to approximately $8.2 million during the same period last year. The Company anticipates total capital expenditures for 1999 to be approximately $12 million.

AAI expects that near term growth can be accommodated utilizing existing facilities. The Company is reducing capital expenditures and operating costs in order to increase cash flow available to reduce reliance on bank facilities and reduce borrowing costs. The Company may from time to time seek to supplement cash flow from operations with the issuance of equity securities and additional borrowings. At some point in the future there may be opportunities that require additional external financing, and the Company may from time-to-time seek to obtain funds through the public or private issuance of equity or debt securities. While the Company remains confident that it can secure additional financing if necessary, there can be no assurances that such financing will be available or that the terms will be acceptable to the Company.

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

The cost of bringing the Company in full compliance should not result in a material increase in the recent levels of capital spending or any material one-time expenses. The Company has not been tracking the direct cost of solving potential Y2K issues. Since 1996, the Company has expensed approximately $8.8 million for all IT items. It is not reasonably possible to determine what portion of such spending was directly related to correcting Y2K issues. The future spending on IT items is expected to be approximately $3 million per year. The Company has not segregated the direct costs associated with Y2K issues in its IT capital spending plans. However, all current capital additions are Y2K compliant. Prior to the merger with MTRA, the systems of MTRA were evaluated for Y2K readiness. MTRA's separate systems are included in AAI's plans and all significant systems will be replaced or Y2K compliant in accordance with AAI's previously established timeline.

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

While it is difficult to classify AAI's state of readiness, the company believes that its it will have implemented its internal plans and will be able to avoid any material Y2K issues in December 1999. The company was 88% complete with the remediation and testing of systems identified as non-compliant during the final assessment at September 30, 1999 and is confident that it will be complete by year end. Management is in constant communication with the task force and has made and will continue to make reports to the Company's Board of Directors.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company, as a result of global operating activities, is exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. Dollar equivalent of revenues and expensed denominated in foreign currencies change and can have an adverse impact on the Company's operating results. To seek to minimize its risk from foreign exchange movement, the Company uses local debt to fund its foreign operations. If foreign exchange rates were to change 10%, year to date operating results would have changed by $92,000 due to the change in reported results from European operations through September 30, 1999.

The Company is also exposed to changes in interest rates on its variable rate debt instruments and leases tied to LIBOR. If interest rates were to change 1%, annual interest expense on variable rate debt and leases tied to interest rates would change approximately $310,000 or $78,000 per quarter.


PART II. OTHER INFORMATION

Item 3.  Defaults Upon Senior Securities

At September 30, 1999, the Company was not in compliance with a financial covenant in connection with a credit arrangement with a bank. The credit arrangement represents a revolving line of credit (the "Revolver") and certain off-balance sheet leases (the "Leases"). The Revolver is the primary mechanism used by the Company to fund capital purchases and operating cash needs. The balance owed on the Revolver at September 30, 1999 was $13,069,000 and is secured with equipment and receivables.

Covenant compliance on the Revolver is also required under the Leases which are secured by real estate made up of a headquarters building in Wilmington, N.C., a laboratory and clinic facility in Research Triangle Park, N.C. and land purchased for future construction of a laboratory facility in Shawnee, Kansas. The Leases are operating leases which allow for the purchase of the facilities at the end of the lease term at fair market value or the balance of the debt secured by the facilities. The balance owed on the debt secured by the leases was approximately $12,878,000 at September 30, 1999.

The lender has agreed to waive its rights or remedies through November 30, 1999 as a result of the company's failure to comply with this debt covenant. The lender has agreed to amend and extend the credit facility from November 30, 1999 to May 31, 2000. Since 1996, the company and the lender have been in the practice of renewing the credit facility annually as of May 31. Borrowings under this amended and extended credit facility will be subject to additional financial covenants and security in the form of fixed assets and receivables. During the extension period, total availability under the credit facility has been increased to $25 million subject to covenant restrictions; borrowing is limited to a percentage of the value of pledged security and compliance with certain additional covenants. The applicable interest rate on the Revolver will be LIBOR plus 2.25% per annum and the unused commitment fee will be 0.375% per annum.



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

                                    Applied Analytical Industries, Inc.

Date:    November 15, 1999          By:  /s/   FREDERICK D. SANCILIO
                                         --------------------------------------
                                               Frederick D. Sancilio, Ph.D.
                                    Chairman of the Board and Chief Executive
                                    Officer (Principal Executive Officer)

Date:    November 15, 1999          By:  /s/  EUGENE T. HALEY
                                         --------------------------------------
                                              Eugene T. Haley
                                    Executive Vice President and Chief Financial
                                    Officer (Principal Financial Officer)

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                  Exhibit Index

Exhibit No.                          Description
-----------                          -----------

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

  10.13       - Security Agreement dated as of October 2, 1998 between First
                Security Bank, N. A., and NationsBank, N. A. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

  10.14       - Amendment No. 1 to the Employment Agreement dated November 17,
                1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                1999)

  10.15       - Amendment and Forbearance Agreement dated August 26, 1999 between the Company and the Bank of America, N.A.

  10.16       - Pledge Agreement dated August 26, 1999 between the Company and the Bank of America, N.A.

  10.17       - Security Agreement dated August 26, 1999 between the Company and the Bank of America, N.A.

  27          - Financial Data Schedule (for SEC use only)