Form 10-K
period 1999-12-31
APPLIED ANALYTICAL INDUSTRIES INC
filed 2000-03-30
CIK 1013243

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                             ---------------------

                                   FORM 10-K

      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
      [  ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

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

                2320 SCIENTIFIC PARK DRIVE, WILMINGTON, NC 28405
               (Address of principal executive office) (Zip code)

       Registrant's telephone number, including area code: (910) 254-7000

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's common stock, as of February 29, 2000 was 17,343,238 shares. The aggregate market value for the voting stock held by non-affiliates of the Registrant on February 29, 2000 was approximately $77,294,351.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1999 Proxy Statement dated approximately April 7, 2000 are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

     The terms "Company", "Registrant" or "AAI" in this Form 10-K include Applied Analytical Industries, Inc., its corporate predecessors and its subsidiaries, except where the context may indicate otherwise. The Company was incorporated in 1986, although its corporate predecessor was founded in 1979. AAI operates in two business segments which include a product development business and a fee-for-service business.

     AAI is a specialty pharmaceutical company offering product development opportunities and contract support services to the worldwide pharmaceutical and biotechnology industries.

     AAI offers a wide range of pharmaceutical product development services including comprehensive pharmaceutical formulation, testing and manufacturing, in addition to the ability to take these newly formulated products into and through the human clinical studies needed for marketing approval. AAI provides these services both individually and on an integrated fashion to pharmaceutical partners, as well as utilizing them on its internal proprietary projects and new drug development activities. This business segment also provides a strong base of resources, expertise and ideas that allows the Company to carry out its internal product development activities successfully.

     AAI has contributed to the submission, approval or continued marketing of client products worldwide, encompassing a wide range of therapeutic categories and technologies. The Company believes that its ability to offer an extensive portfolio of high quality drug development and support services enables it to effectively compete as pharmaceutical and biotechnology companies look for a mixture of standalone and integrated drug development solutions that offer cost-effective results on an accelerated basis.

     The Company's product development business segment utilizes its fee-for-service business segment as a well-established foundation for the continued growth of AAI's internal product development program for new and improved drugs and drug delivery technologies. This internal drug and drug technology development business is funded initially by the Company, with the Company later participating in the benefits of any potential commercial success through licensing and royalty arrangements with partner pharmaceutical firms.

     The objective of the product development business is the growth and utilization of a portfolio of proprietary technologies and patent and intellectual property rights to bring products to market that are safer, more effective, innovative, and more cost-efficient for the patient and health care community. Moreover, growth in AAI's product development business will generate more business, skills and relationships in the Company's fee-for-service business. Success in both strategies will permit the AAI to continue to establish itself as a specialty pharmaceutical company.

     In 1994, as part of its internal development program, the Company organized Endeavor Pharmaceuticals Inc. ("Endeavor") to develop certain hormone pharmaceutical products, focusing initially on several such products then under development by AAI. The Company owns approximately 35% of the fully-diluted common equity of Endeavor.

     In December 1996, the Company acquired L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co KG. ("L.A.B."). L.A.B. was a European contract research and development organization headquartered in Neu-Ulm, Germany with principal operating units in Neu-Ulm and Munich, Germany; Paris, France, and Arnhem, Netherlands as well as a sales office in London, England. The former L.A.B. operations are now included in the organization referred to as AAI Europe. AAI Europe focuses on both clinical and non-clinical pharmaceutical product development and provides services that include drug formulation development; chemical analysis; Phase I clinical trial studies; bioanalytical testing; and European regulatory consulting. AAI Europe also provides Phase II-IV multi-center clinical trial studies focused in niche therapeutic areas including hepatic disease, chemotherapeutics, and hormone replacement therapy.

     In September 1998, the Company acquired Kansas City Analytical Services, Inc. (KCAS) a bioanalytical services company in the Kansas City, Kansas area. KCAS offers bioanalytical testing of products to large and small pharmaceutical development companies as well as to the Company's internal product development program. The addition of KCAS significantly increased AAI's bioanalytical testing capacity.

     On March 16, 1999, the Company merged with Medical & Technical Research Associates, Inc., (MTRA) a clinical research organization located near Boston, Massachusetts. MTRA offers clinical phase II -- IV studies predominately in the US market to large and small pharmaceutical companies as well as to the Company's internal product development program. The addition of MTRA adds clinical Phase II -- IV capabilities in the United States and significantly increases AAI's ability to provide clinical testing to U.S. customers and enable the Company to compete for global clinical trial engagements. It also provides a strong base of clinical trials skills for the Company's internal product development program.

     The merger with MTRA was accounted for as a pooling-of-interests, and accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of MTRA as though MTRA had always been a part of AAI. Results for the years ended December 31, 1999, 1998 and 1997 represent the combined results of AAI and MTRA.

PRODUCT DEVELOPMENT BUSINESS

     The Company dedicates a portion of its technical resources and operating capacity to internal drug and technology development with the objective of licensing marketing rights to third parties. It also provides product development services for clients' new and existing products that generate royalties, milestone payments and upfront fees for the Company.

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

     Since 1993, the Company has significantly increased its investment in its internal product development program. Because of the length of time required for development and approval of pharmaceutical products, the Company has only recently begun to recognize significant license revenue from its internal development efforts. The Company anticipates that internal product development revenues, including royalties and milestone license payments, will represent a growing proportion of its revenue. However, there can be no assurance that internal development projects will yield products that will be approved by the appropriate regulatory authorities or will be attractive to potential clients. Although there is a risk that any particular development project may not produce revenues, the Company believes that the profit margins from successful drug and technology development projects could potentially exceed the margins for standard fee-for-service engagements. The Company seeks to pursue multiple drug and technology development projects to manage risk in each particular effort.

     In 1994, as part of its internal development program, the Company organized Endeavor with certain financial investors and an affiliate of Schering AG to continue the development of certain generic hormone products then under development by AAI. The Company assigned its rights to such products to Endeavor in return for approximately 47% of Endeavor's equity during a private placement of Endeavor stock, and the Company entered into a contract with Endeavor to continue product development and clinical supply manufacture. AAI currently owns approximately 35% of the fully diluted common equity of Endeavor. The Company believes that such services are provided at terms that are no less favorable than terms that would be obtained from an unrelated third party.

     The Company recently purchased certain product rights and validated manufacturing equipment from Endeavor as consideration for reducing the Endeavor outstanding receivable balance from approximately $2.9 million, including work-in-progress, to $950,000.

     Endeavor is currently developing another product, in multiple dosage strengths; however, there can be no assurance that such product will ultimately be approved by the FDA. Endeavor does not directly market any products and its revenues are dependent upon licensing fees and royalties from third parties. Continued product development by Endeavor is dependent upon revenues from additional capital funding.

     In 1995 the Company entered into an agreement with Aesgen, Inc. ("Aesgen"), a company organized by the Company with an affiliate of Mayo Clinic, MOVA Pharmaceutical Corporation and certain financial investors, to develop certain pharmaceutical products. Six products developed by the Company for Aesgen have been approved by the FDA. In 1996, the Company sold to Aesgen marketing rights to a product being developed by the Company. Under the agreement, Aesgen will pay license fees and additional royalties upon marketing the product, although there can be no assurance that the product will be approved by the FDA or marketed. AAI continues to hold a $1.6 million non-voting, non-convertible preferred stock investment in Aesgen.

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

     The Company is also active in providing product life cycle management for major existing products. The Company brings together scientific, patent and regulatory capabilities focused on enhancing existing products.

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

     The Company's internal development program has yielded multiple issued patents and has several pending applications. For example, the Company's patented Pro-Sorb(R) formulation technology has been shown to facilitate the oral absorption of a number of non-steroidal anti-inflammatory drugs or NSAIDs, such as diclofenac, to reduce gastric irritation and speed the onset of therapeutic activity. In addition, the Company has patented a novel oral delivery system for certain biotechnology compounds that may currently be administered only by injection. The Company is seeking licensing partners for its other recently developed technologies.

FEE-FOR-SERVICE BUSINESS

     The Company also provides a broad array of drug development services, including chemical analysis, synthesis and other laboratory services; formulation development; bioanalytical services; clinical supply and niche manufacturing; clinical trial services and monitoring; and regulatory and compliance consulting. The Company assigns project management teams consisting of customer service representatives and technical employees that meet with clients at frequent intervals to monitor and guide projects through the development process. Continual client interaction allows the Company to efficiently manage the drug development process. Historically, the Company's laboratory services have accounted for approximately one half of its fee-for-service revenue, although relative amounts vary from year to year. Formulation development projects and clinical supply and niche manufacturing generally have contributed the major portions of remaining annual fee-for-service revenue.

LABORATORY SERVICES

     In support of its own internal as well of its clients' drug development and compliance programs, the Company offers laboratory services to characterize and measure drug components and impurities. The Company has more than 19 years experience in providing analytical testing services dedicated exclusively to the drug industry and has developed the scientific expertise, state-of-the-art equipment and broad range of scientific methods to accurately and quickly analyze almost any compound or product. The Company's laboratory services include method development and validation; stability studies; raw materials and release testing; biotechnology, microbiology and bioanalytical testing; product characterization and organic synthesis.

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

     Stability Studies. The Company provides stability testing and secure storage facilities necessary to establish and confirm product purity, potency and other shelf-life characteristics. Stability testing is required at all phases of product development, from dosage form development through commercial production, to confirm shelf life of each manufactured batch. The Company maintains state-of-the-art climate-controlled facilities in the United States and Germany to determine the impact of a range of storage conditions on product integrity. FDA regulations and the regulations of European regulatory authorities require that samples of clinical and commercial products placed in stability chambers be analyzed in a timely fashion after scheduled "pull points" occur, based on the date of manufacture. The Company's proprietary Laboratory Tracking System (LTS) tracks client products maintained at the Company's stability storage facilities and automatically schedules required testing as pull points occur.

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

     Bioanalytical Testing. The Company offers bioanalytical testing services to support clinical trials for its and its clients' pharmaceutical product development needs, analyzing plasma samples to characterize the metabolized forms of the drug and determine the rate of absorption. Bioanalytical studies of new drugs often present challenging and complex issues, with products being metabolized into multiple active and inactive forms, each of which must be measured. The Company works with its clients to develop and validate analytical methods to permit detection and measurement of the various components to trace levels. The acquisition of L.A.B. in 1996 and KCAS in 1998 significantly enhanced the Company's bioanalytical capabilities.

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

FORMULATION DEVELOPMENT SERVICES

     The Company provides integrated formulation development services for its own internally developed pharmaceutical products and for those of its clients, enabling the Company to take a compound and develop a safe and stable product with desired characteristics. The Company believes its formulation expertise and extensive analytical capabilities enable it to provide an efficient, seamless development program, with a dedicated project team tracking the product through all stages of formulation development. The Company provides formulation development services during each phase of the drug development process, from new compounds and modifications of existing products to generic versions of branded products. The Company's formulation development projects may support a small segment of critical development activities or may last for several years going from early formulation development to optimized and validated production-scale, packaged product.

     The Company's formulation development expertise spans a broad spectrum of therapeutic areas. The Company works with clients and its own product development personnel to develop products with desired characteristics, including dosage form, strength, release rate, absorption properties, stability and appearance. The Company has developed significant product and process capabilities that enable it to efficiently solve the complex problems that arise in developing formulations with targeted characteristics and has developed a range of proprietary product technologies that allow it to efficiently achieve desired results in product design and development.

     In providing formulation services, the Company works closely with clients and its own product development personnel to design and conduct feasibility studies to chart the potential of formulating a drug using a combination of active drug ingredients and inert materials called excipients. Using experimental designs, initial prototype formulations are prepared to identify potential problems in stability, bioavailability and manufacturing. Generally, formulation development is an iterative process, with numerous initial formulations being modified as problems are encountered. The Company believes its experience and expertise in formulation development, as well as certain proprietary technologies, permit it to design efficient protocols for identifying and optimizing prototypes with the greatest potential. Upon selection of the final product prototypes, the Company develops protocols to scale the product batch size from development stage (hundreds to thousands of units) to clinical scale (thousands to millions of units). During the clinical phase the Company refines the formulation in response to clinical, bioanalytical and stability data. The manufacturing scale-up process involves identifying and resolving manufacturing problems to facilitate an efficient transfer to the full-scale production equipment of the Company's clients. Throughout the development process, the Company develops and validates the analytical methods necessary to test the product to establish and confirm product specifications.

     In addition to new drug development, the Company offers product modification and line extension services to clients, generally for marketed products facing patent expiration. Modifications of existing products offer the Company's clients an opportunity to improve product characteristics, increasing product market viability. Improved product characteristics include enhancement of stability, absorption profiles (e.g., quick or sustained release), taste and appearance. Product line extensions may include new dosage forms such as solids, liquids and chewables, as well as new dosage strengths. Product modifications and line extensions offer clients the opportunity to target new patient subpopulations and improve patient compliance. The Company also offers formulation services and other pharmaceutical product development services to clients seeking to develop generic products.

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

REGULATORY SERVICES

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

CLINICAL SERVICES

     The Company has a 48-bed Phase I clinical trial facility located in the same facility as one of the Company's analytical laboratories in Research Triangle Park, North Carolina. With the acquisitions of L.A.B. and MTRA, the Company expanded its Phase I clinical trial capabilities and added the ability to conduct and monitor Phase II-IV studies and multi-center trials focused in niche therapeutic areas, including hepatic disease, chemotherapeutics and hormone replacement therapy. The Company's Neu-Ulm, Germany operations include a 57-bed facility for conducting certain Phase I and II clinical trial studies, as well as bioequivalency studies.

     MTRA provides a full range of Phase II-IV clinical services to customers in the pharmaceutical, biotechnology and medical device industries for assistance in the drug development and regulatory approval process in North America as well as to the Company's internal product development activities. The clinical services include clinical trial management and monitoring, data management and statistics. With the addition of MTRA in 1999, the Company anticipates that clinical services will contribute more significantly to total revenues as clinical services will be offered on a global scale and have a significant customer base in the United States.

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

     In 1999, the Company continued its implementation of an enterprise wide financial and operational integrated management information system including significant systems licensed from SAP. Certain financial components became operational at year end 1998, other operational management systems followed later in 1999. The new system will eventually be implemented in all subsidiaries and allows for expansion in a consistent and controlled manner.

     Disclosure regarding the impact of year 2000 is included in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

CLIENTS

     The Company has provided services to most of the major pharmaceutical companies in the world. The Company believes that concentration of business among certain large clients is not uncommon in its industry. The Company has experienced such concentration in the past and may experience such concentration in the future. Although AAI strives to reduce its reliance on a limited number of major clients, there can be no assurance that the Company's business will not be dependent upon certain major clients, the loss of which could have a material adverse effect on the Company. In addition, due to the project nature of the Company's business, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods.

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

CONTRACTUAL ARRANGEMENTS

     The Company's product development contracts typically provide for upfront fees, milestone payments and royalties. The commercialization of the product is the responsibility of the marketing partner. The Company's fee-for-service contracts are typically evidenced by signed service estimates establishing an estimated fee for identified services. During the Company's performance of a project, clients often adjust the scope of services to be provided by the Company in light of interim project results, at which time the amount of fees is adjusted accordingly. Generally, the Company's fee-for-service contracts are terminable by the client upon notice of 30 days or less, although certain major formulation development and manufacturing agreements are not unilaterally terminable by the client. Although the contracts typically permit payment of certain fees for winding down a project, the loss of a large contract or the loss of multiple contracts could adversely affect the Company's future revenue and profitability. Contracts may be terminated for a variety of reasons, including the client's decision to forego a particular study, the failure of product prototypes to satisfy safety requirements and unexpected or undesired results of product testing.

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

     The Company believes that its backlog as of any date is not a meaningful predictor of future results because the backlog can be affected by a number of factors, including variable size and duration of contracts and adjustments in the scope of a contracted project as interim results become available. Additionally, contracts generally are subject to termination by clients upon 30 days notice or less. Moreover, the scope of a contract can change over the course of a project. At December 31, 1999 and 1998 backlog was approximately $75.2 and $45.0 million, respectively. Of the 1999 amount, approximately $36.9 million is not expected to be filled within year 2000.

COMPETITION

     The Company competes primarily with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies, as well as university research laboratories. In addition, the Company believes that although there are numerous competitors in its industry, there are few competitors that offer the depth and breadth of scientific capabilities that it provides. Certain of the Company's competitors may have significantly greater resources than the Company. Competitive conditions for service areas vary.

     Competitive factors include reliability, turn-around time, reputation for innovative and quality science, capacity to perform numerous required services, financial viability and price. The Company believes that it competes favorably in these areas.

GOVERNMENT REGULATION

     The services performed by the Company are subject to various regulatory requirements designed to ensure the quality and integrity of pharmaceutical products, primarily under the Federal Food, Drug, and Cosmetic Act and associated GMP regulations which are administered by the United States Food and Drug Administration (FDA) in accordance with current industry standards. Services being performed outside the United States or for products intended to be substituted to non-U.S. jurisdictions may be subject to additional regulatory requirements and government agencies applicable to that jurisdiction. U.S. regulations apply to all phases of drug manufacture, testing and record keeping, including personnel, facilities, equipment, control of materials, processes and laboratories, packaging, labeling and distribution. Noncompliance with such regulations by the Company in a project could result in disqualification of data collected by the Company for such project. Material violation of regulatory requirements could result in additional regulatory sanctions. In severe cases violations could result in a mandated closing of the Company's facilities which would materially and adversely affect the Company's business.

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

EMPLOYEES

     At December 31, 1999, the Company had approximately 1,100 full-time equivalent employees, of which 73 hold Ph.D. or M.D. degrees, or the foreign equivalent. The Company believes that its relations with its employees are good. None of the Company's employees in the U.S. are represented by a union. German and French law provide certain representative rights to employees.

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

     Frederick D. Sancilio, Ph.D., 50, Chairman of the Board, President, Chief Executive Officer and Director. Dr. Sancilio has served in his current capacity for more than five years. Before founding the Company in 1979, Dr. Sancilio's experience in the pharmaceutical industry included various positions with Burroughs-Wellcome Co., Schering-Plough Corporation, and Hoffmann-LaRoche, Inc. He has published more than 30 scientific articles discussing various aspects of pharmaceutical chemistry and regularly makes scientific presentations at pharmaceutical seminars and meetings worldwide.

     Gregory S. Bentley, 50, Executive Vice President, General Counsel and Secretary. Mr. Bentley has served as Executive Vice President, Secretary and General Counsel of the Company since June 1999. Prior to joining the Company, Mr. Bentley served from 1994 to 1999 as Vice President, Regulatory and Quality for Siemens Medical Systems, Inc., a leading medical device company and a subsidiary of Siemens Corporation, and as Associate General Counsel of Siemens Corporation. Prior to joining Siemens Corporation in 1986, Mr. Bentley practiced law with Shearman & Sterling in New York.

     William J. Blank, 49, Executive Vice President, Marketing and Sales. Mr. Blank has served as Executive Vice President, Marketing and Sales since January 1999. Prior to joining the Company, he served as Vice President of Client Relations at Parexel International Corp. from 1997 to 1998, and as Vice President of Marketing for NMC Homecare, a division of National Medical Care, from 1992-1996.

     William L. Ginna, Jr. 47, Vice President and Chief Financial Officer. Prior to joining the Company in February 2000, he served as Vice President and Chief Financial Officer for London International Group, a medical and consumer products distributor. Mr. Ginna, a Certified Public Accountant, also spent ten years with Athlone Industries, Inc., a New York Stock Exchange manufacturer of specialty steels and consumer products, where he most recently was Vice President and Controller.

     Eugene T. Haley, 50, International Managing Director and Treasurer. Prior to his appointment to International Managing Director in February 2000, Mr. Haley served as Executive Vice President and Chief Financial Officer since joining the Company in February 1998. Prior to joining the Company he served as the Chief Financial Officer of Kodak Worldwide Consumer Imaging Services during 1997 and as Senior Vice President of Qualex, Inc. (an Eastman-Kodak subsidiary) from 1993 to 1997.

     David Johnston, Ph.D., 49, Executive Vice President, Non-clinical Operations. Prior to joining the Company in January 2000 as Executive Vice President, Non-clinical Operations, Dr. Johnston served as President of Oread Laboratories and Executive Vice President of Drug Development of Oread, Inc. a contract research organization located in Lawrence, Kansas. Prior to joining Oread, Dr. Johnston served as Vice President of Pharmaceutical Product Development of Sanofi, a pharmaceutical company, directing more than 50 scientists in the area of drug development.

     Richard J. Parker, 62, President Clinical Trials Division. Prior to the Company's merger with MTRA, Mr. Parker served as Chief Executive Officer and President of MTRA since founding MTRA in 1970.

     Joachim Rexhaus, 46, Executive Vice President, European Operations. Mr. Rexhaus was elected an Executive Vice President in 1998 and has served the Company since August 1997 in a number of financial and administrative management positions in Europe. Prior to joining the Company, Mr. Rexhaus held a number of financial and administrative management positions, most recently at Hoechst AG, Syntex and IBM.

     William H. Underwood, 52, Executive Vice President and Director. Mr. Underwood has served in his current position since 1992 and has been a Director since 1996. He also served as Chief Operating Officer from 1995 to May 1997. He has held various positions in the pharmaceutical and cosmetic industries, prior to joining the Company in 1986, with Mary Kay Cosmetics, Inc. and Burroughs-Wellcome Co.

ITEM 2.  PROPERTIES.

     The Company's principal executive offices are located in Wilmington, North Carolina, in a 74,000-square foot leased facility. The Company's primary U.S. facilities are located in Wilmington, North Carolina; Research Triangle Park, North Carolina; North Brunswick, New Jersey; Natick, Massachusetts; and Shawnee, Kansas constituting approximately 278,000 square feet of total operational and administrative space. The Company's primary European facilities are located in Neu-Ulm, Germany and include approximately 120,000 square feet of operational and administrative space. This facility is leased under renewable leases expiring in 2008. The Company maintains other operating units at leased facilities in San Bruno, California; Toronto, Canada; Munich, Germany; Paris, France; and Arnhem, Netherlands. The Company maintains sales offices in Chicago, Illinois; Boston, Massachusetts; San Diego and San Francisco, California; Copenhagen, Denmark; London, England; Rome, Italy and Tokyo, Japan. The Company also has joint operations with Shanghai Second Medical University located in Shanghai, China and Tonji University in Wuhan, China. The Company believes that its facilities are adequate for the Company's operations and that suitable additional space will be available when needed.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company may be party to lawsuits and administrative proceedings incidental to the normal course of its business which are not considered material. Management does not believe that any liabilities related to such lawsuits or proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     On July 28, 1999, AAI filed a demand for arbitration against a former client seeking approximately $700,000 for manufacturing services rendered. The former client counterclaimed for $5 million alleging various misrepresentations by the Company. On December 29, 1999, the former client filed suit in North Carolina State Court contesting the arbitration and seeking several million dollars in alleged damages. The Company countersued the former client for approximately $3.6 million, including interest, for various services rendered in addition to the amounts owed for manufacturing services. The State Court ruled in February that all claims under the manufacturing agreement are to be decided under arbitration. A June 2000 date has been set for the arbitration. Discovery has not yet commenced in the litigation. The Company and the former client are attempting to negotiate a settlement in lieu of the arbitration and legal proceedings, however, there can be no assurance that any settlement will occur. The Company vigorously contests the claims made by this former customer and believes it is entitled to the value of the services rendered. The Company does not believe that any future settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS.

     The price range of the Company's common stock, which is traded on the NASDAQ market under the symbol "AAII," is listed below by quarter for the years ended December 31, 1999 and 1998:

                                                                                  QUARTER
                                                              ------------------------------------------------
                                                                FIRST       SECOND        THIRD       FOURTH
                                                              ---------    ---------    ---------    ---------
1999
High........................................................    $26 4/7      $14 2/3      $12          $13 1/8
Low.........................................................    $11          $10 7/8      $ 4 7/8      $ 7 3/8

1998
High........................................................    $19 1/8      $16 1/8      $14 5/8      $18 3/4
Low.........................................................    $13 1/4      $ 9          $ 9 5/8      $10

     The company estimates there were approximately 1,700 holders of record for its common stock as of February 29, 2000. No cash dividends were declared during 1999 or 1998.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected consolidated financial data of the Company has been restated to reflect a transaction accounted for as a pooling of interests and should be read in conjunction with the Company's audited consolidated financial statements and notes in Item 8 "Financial Statements and Supplementary Data" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                            SELECTED FINANCIAL DATA

                                                            YEARS ENDED DECEMBER 31,
                                              ----------------------------------------------------
                                                1999       1998       1997       1996       1995
                                              --------   --------   --------   --------   --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Net revenues................................  $102,175   $ 98,243   $ 80,105   $ 53,728   $ 45,118
Direct costs................................    56,906     50,833     42,667     24,975     21,037
Selling.....................................    12,160      9,953      9,539      8,282      6,669
General and administrative..................    25,186     21,724     18,643     10,833      9,927
Research and development....................    10,305      6,130      7,791      4,216      3,329
Unusual item(1)(2)..........................     6,400         --         --      6,600         --
Other income (expense), net.................    (1,409)       502      1,375      2,013     (4,567)
                                              --------   --------   --------   --------   --------
Income (loss) before income taxes...........   (10,191)    10,105      2,840        835       (411)
Provision for income taxes..................    (2,278)     3,567        342      1,773        113
Equity income...............................        --         --         --         --        444
                                              --------   --------   --------   --------   --------
Net income (loss)...........................  $ (7,913)  $  6,538   $  2,498   $   (938)  $    (80)
                                              ========   ========   ========   ========   ========
Basic earnings (loss) per share.............  $  (0.46)  $   0.38   $   0.15   $  (0.07)  $  (0.01)
Weighted average shares outstanding.........    17,204     17,124     17,092     12,840     11,468
Diluted earnings (loss) per share...........  $  (0.46)  $   0.37   $   0.14   $  (0.07)  $  (0.01)

Weighted average shares outstanding.........    17,204     17,722     17,772     12,840     11,468

PRO FORMA DATA (UNAUDITED)(3):
Net income, as reported.....................                                              $    (80)
Pro forma income taxes......................                                                 1,203
                                                                                          ========
Pro forma net income........................                                                (1,283)
                                                                                          ========
Pro forma earnings per shar.................                                              $  (0.11)
                                                                                          ========
Weighted average shares outstanding.........                                                11,468
                                                                                          ========
BALANCE SHEET DATA, AT PERIOD END:
Working capital.............................  $  6,507   $ 26,160   $ 32,523   $ 34,286   $  6,490
Property and equipment, net.................    45,026     38,802     26,559     20,793     12,371
Total assets................................   123,486    121,252    108,768    115,959     47,267
Long-term debt..............................       962      7,749      8,545      8,892      3,379
Total stockholders' equity(4)...............    66,558     75,122     67,403     64,079     19,863

---------------

   The accompanying notes are an integral part of these financial statements.

(1) In connection with the merger with Medical & Technical Research Associates, Inc., the Company recorded a $6.4 million unusual item in the first quarter of 1999 (see Note 2 to the Consolidated Financial Statements).

(2) In connection with the acquisition of a German company, the Company recognized an unusual item representing the write-off of certain in-process research and development costs with an appraised value of approximately $6.6 million as of December 31, 1996.

(3) Pro forma information is presented prior to 1996 to reflect pro forma provisions for income taxes for the periods prior to November 17, 1995, when the Company was treated as an S Corporation for income tax purposes.

(4) The Company completed an initial public offering of its common stock in September 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

     The Company is engaged in the business of performing product development and support services on a contract basis for large and small pharmaceutical companies around the world as well as the development of select generic drugs and improved formulations of marketed drugs. In implementing this strategy, the Company earns revenue through fee-for-service contracts with customers and by licensing and selling internally developed technologies and products.

     The product development business utilizes the resources and operating capacity of the nonclinical and clinical groups to study and develop new and improved drugs and drug technologies that improve existing drugs. The Company licenses the developed technologies and products to customers usually before the development is complete. In general, the Company is partially paid for its efforts and innovations at predefined events, known as milestones, which are intended to help cover the costs of development. The milestone payments are not refundable. In most cases, the Company also receives royalties on the eventual sales of the approved product. The Company bears the risk that some of the development projects may not be approved or that the eventual sales of the product may not meet expectations. These development projects generally last several years.

     The fee-for service business consists of two main groups, a nonclinical and a clinical group. The nonclinical group performs laboratory analysis of various chemical compounds and small scale manufacturing of chemical compounds used for further testing, or in some cases, for sale to the public. The services performed by the nonclinical group include chemical analysis, chemical synthesis, drug formulation, clinical supply and niche manufacturing, bio-analytical studies, and regulatory and compliance consulting. All of these services involve either laboratory work or consulting services. The clinical group performs testing of new drugs for customers and the Company's own pharmaceutical development program under controlled conditions as part of the customers' process in gaining approval for the drug. All of the clinical services involve contact with patients and monitoring clinical studies performed in hospitals and clinics.

     Both the nonclinical and clinical groups receive requests for services from a customer, often on a competitive basis. An estimate of costs to perform the service is delivered to the customer based on the expected resources and materials required to complete the project. The projects vary in length, some lasting less than one month and others lasting several years, however, most projects may be cancelled by the customer with 30 days notice.

     This Annual Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties that may cause actual results to differ materially, including, without limitation, the ability to successfully complete scheduled product development projects, continue historic success in entering into beneficial royalty agreements with pharmaceutical companies, obtain timely regulatory approvals of the Company's internally developed products, dependence on third party marketing and distribution of internally developed products, the ability of acquired businesses to be integrated with AAI's operations, actual operational performance, the ability to hire and retain qualified employees, other regulatory approvals and industry outsourcing trends.

RESULTS OF OPERATIONS

     On March 16, 1999, the Company merged with Medical & Technical Research Associates, Inc., (MTRA) a clinical research organization located near Boston, Massachusetts. MTRA offers clinical phase II -- IV studies predominately in the US market to large and small pharmaceutical companies. The addition of MTRA adds clinical phase II -- IV capabilities in the United States and will significantly increase AAI's ability to provide clinical testing to U.S. customers and enable the Company to compete for global clinical trial engagements.

     The MTRA merger was accounted for as a pooling-of-interests, and accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of MTRA as though MTRA had always been a part of AAI. Results for the years ended December 31, 1999, 1998 and 1997 represent the combined results of AAI and MTRA.

  1999 Compared to 1998

     Net revenues increased by 4% in 1999 compared to 1998. Increases were achieved in both segments, with fee-for-service revenues up by 1% and product development revenues higher by 39%. The fee-for service increase was due to the inclusion of KCAS for an entire year, as opposed to a partial one for 1998. Excluding KCAS, fee-for-service revenues were down 3%, reflecting capacity underutilization in the second and third quarters as a result of industry-wide volume decreases. The significant increase in product development revenues represents the early benefits of the Company's substantial research and development spending in 1999 and prior years.

     Overall, gross margins as a percentage of revenues decreased by 4% to 44%. Fee-for-service margins decreased by 6%, again due to capacity underutilization in the second and third quarters. This impact has been somewhat offset at the gross margin level due to the higher mix of product development revenues, with related expenses recorded as research and development.

     Selling expenses increased by 22% over last year. In addition, selling expenses increased as a percentage of revenues from 10% to 12%. These increases reflect the expansion of the Company's sales and marketing infrastructure. General and administrative expenses increased by 16% in 1999, due primarily to a special charge taken in the fourth quarter of $2.2 million for reserves on certain customer balances, as well as the addition of several senior personnel to the Company's management team. Management believes that while dollar levels of selling and administrative spending will increase, the level of spending as a percentage of revenues will decline in future years.

     Research and development expenses increased by 68% and as a percentage of revenues, from 6% to 10%. The substantial R&D spend is consistent with the Company's strategy of long-term product development.

     In connection with the March 1999 merger with MTRA, the Company recorded a $6.4 million nonrecurring charge to operating income reflecting the costs to complete the transaction, integrate the businesses and realign its workforce to its new combined operating structure. See Note 2 in Item 8 "Financial Statements and Supplementary Data" for more information.

     Income from operations decreased from income of $9.6 million in 1998 to a loss of $8.8 million in 1999. The first factor in this change was a decrease in the fee-for-service margins by 6%, resulting from capacity underutilization in the second and third quarters. Second was the significant increase in 1999 research and development spending of $4.2 million higher then 1998, supporting the Company's strategy of long-term product development. A third factor was the $2.2 million special charge for reserves on certain customer balances, causing a considerable increase in general and administrative expenses. A last factor was the $6.4 million nonrecurring charge for restructuring costs in connection with the MTRA merger.

     The swing from interest income in 1998 to interest expense in 1999 is explained below in "Liquidity and Capital Resources". Generally, the Company moved from a cash investor to a borrower in 1999 as a result of restructuring cost payments and purchases of property and equipment.

     The Company's benefit for income taxes was $2.3 million in 1999 as compared to a provision of $3.6 million in 1998 in accordance with the pretax loss or income. The effective tax benefit rate in 1999 was 22.3% compared to an effective tax rate of 35.2% in 1998. This decrease in the effective rate is primarily the result of a $1.3 million increase in net permanent differences in 1999.

     The 1999 income tax benefit reflects the Company's utilization of accumulated U.S. net operating losses as a carryback credit against income taxes previously paid in 1998 and 1997. To date, the Company has not recognized an income tax benefit related to net operating loss carryforwards because the Company incurred operating losses in 1999 and the realization of future tax benefits is uncertain. However, as the Company generates additional taxable income to the extent of the cumulative losses, a tax benefit for losses incurred will be recognized by utilizing net operating loss carryforwards.

  1998 Compared to 1997

     Net revenues increased by 23% in 1998 compared to 1997. The increase was due in part to the acquisition of KCAS, without which the revenue increase would have been 20%. Fee-for-service revenues increased 22% while product development revenues increased 26% in 1998 over 1997.

     Gross margins in the fee-for-service business increased to 44% from 43%, with no change in the percentage after excluding KCAS.

     Selling expenses increased by 4% but decreased as a percentage of sales from 12% to 10% in 1998 from 1997 levels. General and administrative expenses increased by 17% in 1998, but decreased as a percentage of fee for service revenues to 24% in 1998 from 25% in 1997. The increase was due mainly to increases in staff costs which supported the higher volumes and revenues. Both selling and general and administrative expenses decreased as a percentage of fee-for-service revenues in 1998 from 1997 levels.

     Research and development expenses decreased by 21% in 1998 from 1997 levels. Overall research spending as a percent of net revenues also decreased from 10% in 1997 to 6% in 1998. The decrease was due partially to the stage of development of the internal products. In addition, this decrease was partially due to the Company internally performing various research activities which had previously been sent to outside parties. The Company was able to perform these research activities internally as a result of its acquisitions of L.A.B., KCAS and through internal expansion.

     The Company terminated certain business combination discussions during the third quarter of 1997. In relation to these discussions, the Company recognized a net credit of $400,000 in other income, representing a $1 million payment made to its German subsidiary and approximately $600,000 of expenses incurred by AAI.

     Income from operations had a significant increase of $8.1 million in 1998 over 1997. The major portion of this increase came from the fee-for-service segment of the business, which increased revenues by $16.1 million, or 22%. The product development segment of the business also contributed to the increase, with $1.5 million of higher revenues coupled with lower research and development spending of $1.7 million. These increases were somewhat offset by higher selling, general and administrative expenses as discussed above.

     The Company's provision for income taxes was $3.6 million in 1998 compared to $342,000 in 1997. The increase in the Company's tax provision from 1997 to 1998 resulted mainly from applying the federal statutory rates to the $7.2 million increase in pretax income.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its business primarily through cash flows from operations and borrowings. In 1999, $12.7 million of cash was used in operations, $5.7 million of which were restructuring payments. In addition, purchases of property and equipment amounted to $13.5 million. Major capital assets purchased during 1999 included the establishment of a new corporate facility in Wilmington, North Carolina and continued implementation of an enterprise wide financial and operational integrated management information system. These uses of cash were funded through net financing activities of about $16.2 million.

     In 1998, $2.7 million of cash was generated from operations. Cash was used in 1998 as follows: $4.0 million to acquire KCAS; $14.6 million to purchase capital assets; and a $8.8 million increase in noncash working capital. The major capital assets purchased in 1998 include a clinical supply manufacturing and distribution facility in Wilmington, North Carolina, and the opening of an analytical facility in North Brunswick, New Jersey.

     In 1997, $13.4 million of cash was used by operations predominately to increase noncash working capital and $4.4 million was received through additional borrowings. Cash was used to purchase capital assets in the amount of $11.4 million.

     Capital assets purchased were for new equipment and facility improvements to increase capacity and productivity. The Company anticipates capital expenditures in 2000 to be significantly below the 1999 level.

     Working capital was $6.5 million at December 31, 1999 and $26.2 million at December 31, 1998. The Company has a $25 million credit facility available to supplement its liquidity needs. Since this credit facility expires in May 2000, the outstanding balance of $18.2 million at December 31, 1999 was classified as current debt, thus reducing working capital. At the present time, the Company is renegotiating its credit facility and expects either an extension or new facility to be in place before the current facility expires.

     The Company expects to continue expanding its operations through internal growth and strategic acquisitions. The Company expects such activities will be funded from existing cash and cash equivalents, cash flow from operations and borrowings under its credit facility. The Company believes that such sources of cash will be sufficient to fund operations for the current and foreseeable future and to pay existing debt as it becomes due and other capital obligations. The Company is constantly evaluating acquisition or other growth opportunities. At some point in the future there may be opportunities that require additional external financing, and the Company may from time to time seek to obtain funds from the public or private issuance of equity or debt securities. There can be no assurances that such financing will be available on terms acceptable to the Company.

YEAR 2000 DISCLOSURE

     The Company has assessed its computer systems for year 2000 readiness and replaced all systems and software it found to be noncompliant. These replacements were generally part of a regular upgrade program. In addition, the Company tested all of its systems and software and has obtained verifications from its vendors that the systems they supplied are year 2000 ready. The Company believes that any year 2000 problem is unlikely to arise in the future, and that if any problem does arise, it will be able to fix the problem quickly and without material expenses.

     To date, the Company has not experienced any disruptions of operations due to year 2000 problems, nor has it received notice from any of its customers about problems resulting from non-year 2000 compliant software.

INFLATION

     The Company believes the effects of inflation generally do not have a material adverse effect on its results of operations or financial condition.

EURO CONVERSION

     On January 1, 1999, the European Community began denominating significant financial transactions in a new monetary unit, the Euro. The Euro is intended to replace the traditional currencies of the individual EU member countries. The Company's operations in Europe are continuing to operate in the traditional currencies and are not converting internal financial systems to the Euro as a functional currency. The Company's significant operations all have multi-currency capable systems and will account for Euro denominated transactions without additional modification or difficulty. The Company is evaluating when to convert its local currency in Europe to the Euro with as little disruption to customer and vendors as possible. The Company does not intend to make such a conversion in 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company, as a result of global operating activities, is exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U.S. Dollar equivalent of revenues and expensed denominated in foreign currencies change and can have an adverse impact on the Company's operating results. To seek to minimize its risk from foreign exchange movement, the Company uses local debt to fund its foreign operations. If foreign exchange rates were to change 10%, operating results would have changed by $77,000 in 1999.

     The Company is also exposed to changes in interest rates on its variable rate debt instruments. If interest rates were to change 1%, based on year end debt amounts subject to variable interest rates, annual interest expense on variable rate debt would change by $212,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                      APPLIED ANALYTICAL INDUSTRIES, INC.
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                          FINANCIAL STATEMENT SCHEDULE

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................   19
Consolidated Statements of Operations -- Years ended
  December 31, 1999, 1998 and 1997..........................   20
Consolidated Balance Sheets December 31, 1999 and 1998......   21
Consolidated Statements of Cash Flows -- Years ended
  December 31, 1999, 1998 and 1997..........................   22
Consolidated Statements of Stockholders' Equity -- Years
  ended December 31, 1999, 1998
  and 1997..................................................   23
Notes to Consolidated Financial Statements..................   24
Quarterly Financial Information (Unaudited).................   37
Consolidated Financial Statement Schedule
    Schedule II -- Valuation and Qualifying Accounts........   38

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of Applied Analytical Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Applied Analytical Industries, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. We did not audit the financial statements of Medical & Technical Research Associates, Inc., a wholly-owned subsidiary, for the year ended December 31, 1997 which statements reflect total net revenues constituting 18 percent of the related consolidated total. Those financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Medical & Technical Research Associates, Inc. for 1997, is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and, for 1997, the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Analytical Industries, Inc., and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 17, 2000

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------
                                                                 1999        1998        1997
                                                              ----------   ---------   ---------
Net revenues (includes related party net revenues of $2,900,
  $1,807, and $5,170).......................................   $102,175     $98,243     $80,105
Operating costs and expenses:
  Direct costs..............................................     56,906      50,833      42,667
  Selling...................................................     12,160       9,953       9,539
  General and administrative................................     25,186      21,724      18,643
  Research and development..................................     10,305       6,130       7,791
  Transaction, integration and restructuring costs (Note
     2).....................................................      6,400          --          --
                                                               --------     -------     -------
                                                                110,957      88,640      78,640
                                                               --------     -------     -------
Income (loss) from operations...............................     (8,782)      9,603       1,465
Other income (expense):
  Interest, net.............................................     (1,256)        270         690
  Other.....................................................       (153)        232         685
                                                               --------     -------     -------
                                                                 (1,409)        502       1,375
                                                               ========     =======     =======
Income (loss) before income taxes...........................    (10,191)     10,105       2,840
Provision (benefit) for income taxes........................     (2,278)      3,567         342
                                                               --------     -------     -------
Net income (loss)...........................................   $ (7,913)    $ 6,538     $ 2,498
                                                               ========     =======     =======
Basic earnings (loss) per share.............................   $  (0.46)    $  0.38     $  0.15
                                                               ========     =======     =======
Weighted average shares outstanding.........................     17,204      17,124      17,092
                                                               ========     =======     =======
Diluted earnings (loss) per share...........................   $  (0.46)    $  0.37     $  0.14
                                                               ========     =======     =======
Weighted average shares outstanding.........................     17,204      17,722      17,772
                                                               ========     =======     =======

   The accompanying notes are an integral part of these financial statements.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                     ASSETS
Current assets:
  Cash and cash equivalents.................................  $  2,013   $ 12,299
  Accounts receivable, net (Note 3).........................    33,564     27,882
  Work-in-progress..........................................    14,189     15,570
  Prepaid and other current assets..........................    11,426      7,902
                                                              --------   --------
          Total current assets..............................    61,192     63,653
                                                              --------   --------
Property and equipment, net.................................    45,026     38,802
Goodwill and other intangibles, net.........................    13,040     15,509
Other assets................................................     4,228      3,288
                                                              --------   --------
          Total assets......................................  $123,486   $121,252
                                                              ========   ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt and short-term
     debt...................................................  $ 28,387   $  7,039
  Accounts payable..........................................     6,969      7,169
  Customer advances.........................................     9,146     10,927
  Accrued wages and benefits................................     4,081      4,522
  Other accrued liabilities.................................     6,102      7,836
                                                              --------   --------
          Total current liabilities.........................    54,685     37,493
                                                              --------   --------
Long-term debt..............................................       962      7,749
Other liabilities...........................................     1,281        888
Stockholders' equity:
  Preferred stock, $ .001 par value, 5 million shares
     authorized, non outstanding in 1999 or 1998............        --         --
  Common stock, $.001 par value; 100 million shares
     authorized, 17,205,390 outstanding -- 1999; 17,192,202
     outstanding -- 1998;...................................        17         17
Paid-in capital.............................................    69,732     69,570
Retained earnings (deficit).................................    (2,260)     5,653
Accumulated other comprehensive income (losses).............      (906)       (53)
Stock subscriptions receivable..............................       (25)       (65)
                                                              --------   --------
          Total stockholders' equity........................    66,558     75,122
                                                              --------   --------
          Total liabilities and stockholders' equity........  $123,486   $121,252
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $ (7,913)  $  6,538   $  2,498
  Adjustments to reconcile to net cash (used) provided by
     operating activities:
     Depreciation and amortization..........................     7,248      5,394      5,790
     Deferred income taxes..................................       653      1,440       (986)
     Restructuring costs (note 2)...........................       700         --         --
     Other..................................................        53       (383)       203
     Changes in assets and liabilities:
       Trade and other receivables..........................    (6,210)    (3,710)    (9,302)
       Work-in-progress.....................................       913     (5,838)       200
       Prepaid and other assets, net........................    (5,298)    (1,003)    (2,001)
       Accounts payable.....................................        67      1,666     (4,833)
       Customer advances....................................    (1,473)      (428)    (1,144)
       Other accrued liabilities............................    (1,484)    (1,010)    (3,811)
                                                              --------   --------   --------
          Net cash (used) provided by operating
            activities......................................   (12,744)     2,666    (13,386)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................   (13,487)   (14,636)   (11,399)
  Proceeds from sales of assets.............................        --         --      2,017
  Acquisition of KCAS, net of cash acquired.................        --     (4,008)        --
  Short-term investment.....................................        --         --      3,961
  Other.....................................................      (153)        (1)      (503)
                                                              --------   --------   --------
          Net cash used by investing activities.............   (13,640)   (18,645)    (5,924)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net proceeds (payments) short-term debt...................    18,229        699      3,304
  Proceeds from long-term borrowings........................        --      1,763      1,128
  Payments on long-term borrowings..........................    (2,279)    (2,814)    (2,739)
  Issuance of common stock..................................        --      1,091        600
  Other.....................................................       275         --         --
                                                              --------   --------   --------
          Net cash provided by financing activities.........    16,225        739      2,293
                                                              --------   --------   --------
Net (decrease) increase in cash and cash equivalents........   (10,159)   (15,240)   (17,017)
Effect of exchange rate changes on cash.....................      (127)       103        (32)
Cash and cash equivalents, beginning of period..............    12,299     27,436     44,485
                                                              --------   --------   --------
          Cash and cash equivalents, end of period..........  $  2,013   $ 12,299   $ 27,436
                                                              ========   ========   ========
Supplemental information, cash paid for:
  Interest..................................................  $  1,264   $  1,090   $  1,225
  Income taxes..............................................       124      1,984      1,414

   The accompanying notes are an integral part of these financial statements.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                           ACCUMULATED      RETAINED
                                               COMMON STOCK                   OTHER         EARNINGS         STOCK
                                              ---------------   PAID-IN   COMPREHENSIVE   (ACCUMULATED   SUBSCRIPTIONS
                                              SHARES   AMOUNT   CAPITAL   INCOME (LOSS)     DEFICIT)      RECEIVABLE      TOTAL
                                              ------   ------   -------   -------------   ------------   -------------   -------
Balance, December 31, 1996..................  17,087    $17     $67,605       $  --         $(3,383)         $(149)      $64,090
                                              ------    ---     -------       -----         -------          -----       -------
Stock options exercised.....................      10     --          75          --              --             --            75
Stock option tax benefits...................      --     --         525          --              --             --           525
Stock award forfeitures.....................      (1)    --          --          --              --             --            --
Deferred compensation earned................      --     --         228          --              --             --           228
Currency translation adjustment.............      --     --          --          (5)             --             --            (5)
Net income..................................      --     --          --          --           2,498             --         2,498
                                              ------    ---     -------       -----         -------          -----       -------
Balance, December 31, 1997..................  17,096     17      68,433          (5)           (885)          (149)       67,411
                                              ------    ---     -------       -----         -------          -----       -------
Stock issued in acquisition of KCAS.........      27     --         291          --              --             --           291
Stock options exercised.....................      69     --         602          --              --             --           602
Stock option tax benefits...................      --     --          99          --              --             --            99
Stock award forfeitures.....................      --     --          (6)         --              --             --            (6)
Deferred compensation earned................      --     --         151          --              --             --           151
Currency translation adjustment.............      --     --          --         (48)             --             --           (48)
Payments on stock subscriptions.............      --     --          --          --              --             84            84
Net income..................................      --     --          --          --           6,538             --         6,538
                                              ------    ---     -------       -----         -------          -----       -------
Balance, December 31, 1998..................  17,192     17      69,570         (53)          5,653            (65)       75,122
                                              ------    ---     -------       -----         -------          -----       -------
Stock options exercised.....................      13     --         162          --              --             --           162
Currency translation adjustment.............      --     --          --        (853)             --             --          (853)
Payments on stock subscriptions.............      --     --          --          --              --             40            40
Net loss....................................      --     --          --          --          (7,913)            --        (7,913)
                                              ------    ---     -------       -----         -------          -----       -------
Balance, December 31, 1999..................  17,205    $17     $69,732       $(906)        $(2,260)         $ (25)      $66,558
                                              ======    ===     =======       =====         =======          =====       =======

   The accompanying notes are an integral part of these financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

ORGANIZATION

     Applied Analytical Industries, Inc. ("AAI") is a multinational specialty pharmaceutical company conducting its own internal product development and providing pharmaceutical product development for large and small pharmaceutical companies with its principal offices in the United States and Germany. The majority of revenues are earned in the fee-for-service business as explained in
Note 10 and a portion of the Company's resources are devoted to research and development of new products. Major customers are large and small pharmaceutical and biotechnology companies.

BUSINESS COMBINATIONS

  Medical & Technical Research Associates, Inc.

     On March 16, 1999, the Company merged with Medical & Technical Research Associates, Inc., (MTRA) a clinical research organization located near Boston, Massachusetts, in exchange for approximately 1.3 million shares of AAI stock, including conversion of MTRA stock options. The MTRA merger was accounted for as a pooling-of-interests, and accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of MTRA as though MTRA had always been a part of AAI. The results of operations for the separate companies and the combined amounts presented in the financial statements are as follows:

                                                                             YEARS ENDED DECEMBER 31,
                                                       THREE MONTHS ENDED    ------------------------
                                                         MARCH 31, 1999         1998          1997
                                                       ------------------    ----------    ----------
                                                                       (IN THOUSANDS)
Net revenues:
  AAI...............................................        $21,275           $ 80,380      $ 65,401
  MTRA..............................................          4,840             17,863        14,704
                                                            -------           --------      --------
                                                            $26,115           $ 98,243      $ 80,105
                                                            =======           ========      ========
Net income(loss)
  AAI...............................................        $(4,002)          $  5,701      $  1,255
  MTRA..............................................            239                837         1,243
                                                            -------           --------      --------
                                                            $(3,763)          $  6,538      $  2,498
                                                            =======           ========      ========

  Kansas City Analytical Services, Inc.

     On September 14, 1998, the Company acquired all of the outstanding equity of Kansas City Analytical Services, Inc. (KCAS), a bioanalytical and pharmaceutical analysis laboratory located near Kansas City, Kansas. The acquisition has been accounted for using the purchase method of accounting. The aggregate purchase price was approximately $5.5 million, consisting of cash ($5.2 million) and the issuance of 26,642 shares of common stock. The excess of the purchase price over the fair value of the assets acquired was $1.5 million and has been recorded as goodwill which is being amortized on a straight line basis over 20 years. Accordingly, the results of KCAS's operations have been included in the Company's consolidated results from the date of acquisition.

BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Applied Analytical Industries, Inc. and its wholly-owned subsidiaries ("The Company"). All material intercompany transactions have been eliminated. The Company has ownership of approximately 35%, on a fully diluted basis, of Endeavor Pharmaceuticals Inc. ("Endeavor") which is accounted for under the equity method. Certain balances in the prior year consolidated financial statements have been reclassified to conform to the December 31, 1999 presentation.

REVENUE RECOGNITION

     Revenues from fee-for-service contracts are recognized generally on a percentage-of-completion basis as the work is performed. Licensing revenues are recognized generally on a percentage-of-completion basis for interim contract milestones. Contract milestones based on product approval are recognized when the applicable product is approved. Royalty revenues are recognized as earned in accordance with contract terms. Work-in-progress represents revenues recognized prior to contract billing terms. Provisions for losses on contracts, if any, are recognized when identified.

INCOME TAXES

     Income taxes have been provided using the liability method in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

RESEARCH AND DEVELOPMENT COSTS

     Research and development costs related principally to product development are charged to expense as incurred.

EARNINGS PER SHARE

     During 1999, the Company completed a business combination accounted for as a pooling of interests and accordingly, all share and per share amounts have been restated to reflect the business combination (see Note 2). Basic earnings per share are based on the weighted average number of common shares outstanding during the year. The weighted average number of common shares outstanding was approximately 17,204,011, 17,123,503 and 17,091,573 in 1999, 1998 and 1997,
respectively. Diluted earnings per share were computed assuming that the weighted average number of shares was increased by the conversion of stock options issued to employees and members of the Company's Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the "denominator") to include the options as if they were converted to shares and issued. In each year presented, the net income (the "numerator") is the same for both basic and diluted per share computations. The following table provides a reconciliation of the denominators for the basic and diluted earnings per share computations for each of the years ended December 31:

                                                             1999(1)    1998     1997
                                                             -------   ------   ------
                                                                  (IN THOUSANDS)
Basic earnings per share:
  Weighted average number of shares.......................   17,204    17,124   17,092
Effect of dilutive securities:
  Employee and director stock options.....................       --       598      680
                                                             ------    ------   ------
Diluted earnings per share:
  Adjusted weighted average number of shares and assumed
     conversions..........................................   17,204    17,722   17,772
                                                             ======    ======   ======
---------------
(1) Weighted average number of shares not included in
     diluted EPS since antidilutive.......................      535        --       --
                                                             ======    ======   ======

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

WORK-IN-PROGRESS

     Work-in-progress represents revenues recognized for the value of work completed prior to contracted billing dates.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Depreciable lives are 31.5 years for buildings and improvements and 3 to 15 years for equipment. Leasehold improvements are amortized over the lesser of the asset life or the lease term. Depreciation expense was approximately $6.5 million, $4.6 million and $4.8 million for the years ended December 31, 1999, 1998 and 1997, respectively.

     The following table presents the components of property and equipment:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                --------    --------
                                                                   (IN THOUSANDS)
Land........................................................    $    947    $    990
Buildings and improvements..................................      16,814      14,833
Machinery and equipment.....................................      51,617      46,043
Construction-in-progress....................................       7,494       4,801
                                                                --------    --------
Total cost of property and equipment........................      76,872      66,667
Less accumulated depreciation...............................     (31,846)    (27,865)
                                                                --------    --------
     Property and equipment, net............................    $ 45,026    $ 38,802
                                                                ========    ========

GOODWILL, INTANGIBLES AND OTHER ASSETS

     Goodwill, the excess of the purchase price over the fair value of the net assets of acquired companies, is amortized over 20 years. At December 31, 1999 and 1998, the amounts for accumulated amortization of goodwill were approximately $2.0 million and $1.3 million, respectively. Other identifiable intangible assets are amortized, if applicable, on a straight-line basis over their estimated useful lives, which range from 3 to 17 years. At December 31, 1999 and 1998, the amounts of accumulated amortization of other intangibles were approximately $610,000 and $490,000, respectively.

     The Company has an investment in nonvoting, mandatorily redeemable preferred stock of a related party, which is carried at original cost in other assets.

     On an ongoing basis, the Company assesses the recoverability of its goodwill, intangibles and other assets by determining its ability to generate future cash flows sufficient to recover the unamortized balances over the remaining useful lives. Goodwill, intangibles and other assets determined to be unrecoverable based on future cash flows would be written-off in the period in which such determination is made.

FOREIGN CURRENCY TRANSLATION

     The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52 "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Income statement amounts have been translated using the average exchange rates for the year. The gains and losses resulting from the changes in exchange rates from year to year have been reported in other comprehensive income included in the stockholders' equity statement.

     The following table presents the components of the Company's comprehensive income net of related tax effects:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1999       1998       1997
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
Net income (loss)...................................    $(7,913)   $ 6,538    $ 2,498
Currency translation adjustments....................       (853)       (48)        (5)
                                                        -------    -------    -------
     Comprehensive income (loss)....................    $(8,766)   $ 6,490    $ 2,493
                                                        =======    =======    =======

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative and Hedging Activities". SFAS No. 133, as amended, is required to be adopted in years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, if any, management does not anticipate that the adoption of this statement will have a material impact on net earnings or the financial position of the Company.

EMPLOYEE STOCK BASED COMPENSATION

     The Company has elected to continue to follow APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation" and make the required pro forma disclosures required by SFAS No. 123 (see Note 5). Under ABP No. 25, if the exercise price of the Company's stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of cash and cash equivalents, accounts receivable, the preferred stock investment, current liabilities and long-term debt approximate fair value. It is not practicable to estimate the fair value of the Company's equity investment, which is recorded at zero, as no readily determinable market exists for investments in such entities.

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

2.  TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

     In connection with the MTRA merger, the Company recorded a $6.4 million nonrecurring charge to operating income reflecting the costs to complete the transaction, integrate the businesses and realign its workforce to its new combined operating structure.

     Transaction costs were comprised of amounts owed to investment bankers and advisors as a percentage of the total merger consideration and other expenses directly related to the completion of the transaction, including financial reviews and legal fees. Personnel costs include the separation of approximately 58 employees in the US and Europe to combine the clinical operations of the companies and realign the workforce in the new organization. Facility and equipment costs include lease payments required under noncancelable leases for vacant properties and the write-off of leasehold improvements and equipment that will become redundant or obsolete due to the transaction. Other costs include integration costs directly related to the merger and other costs resulting from actions taken to merge the operations.

     The following table presents the components of the expense recorded and the amounts paid through December 31, 1999:

                                                                 TOTAL     PAID TO
                                                                EXPENSE     DATE
                                                                -------    -------
                                                                  (IN THOUSANDS)
Transaction costs...........................................    $ 1,913    $ 1,913
Personnel separation costs..................................      1,919      1,603
Facility and other costs....................................      2,568      2,185
                                                                -------    -------
                                                                $ 6,400    $ 5,701
                                                                =======    =======

3.  ACCOUNTS RECEIVABLE, NET

     The following table presents the components of accounts receivable:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1999       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
Billed......................................................    $30,786    $24,761
Unbilled....................................................      5,130      3,361
Related parties.............................................        762        980
                                                                -------    -------
Total accounts receivable...................................     36,678     29,102
Allowance for doubtful accounts.............................     (3,114)    (1,220)
                                                                -------    -------
     Total accounts receivable, net.........................    $33,564    $27,882
                                                                =======    =======

     Unbilled accounts receivable represent invoices that are sent to clients in periods following the completion of the related work. Unbilled amounts become billed accounts receivable approximately fifteen to twenty days after the work is completed.

4.  DEBT AND CREDIT LINE

     The following table presents the components of current maturities of long-term debt and short-term debt:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1999       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
Industrial revenue bonds....................................    $   600    $   900
Revolving credit agreement..................................     18,153         --
U.S. Bank debt..............................................         --         59
German bank debt............................................      4,780      5,059
Current maturities of long-term debt........................      4,854      1,021
                                                                -------    -------
     Current maturities of long-term debt and short-term
       debt.................................................    $28,387    $ 7,039
                                                                =======    =======

     The following table presents the components of long-term debt:

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1999       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
U.S. bank term loans........................................    $ 1,697    $ 3,975
German term loans...........................................      4,119      4,795
Less current maturities of long-term debt...................     (4,854)    (1,021)
                                                                -------    -------
     Total long-term debt due after one year................    $   962    $ 7,749
                                                                =======    =======

     The industrial revenue bonds were secured to finance the acquisition and construction of facilities in North Carolina. They have a variable interest rate, which is adjusted annually with a maximum allowable rate of 15%. The rates at December 31, 1999 and 1998 were approximately 5.5% and 4.2%, respectively. The bonds are payable in monthly installments of $25,000, plus interest, through November 2000, and are redeemable at the option of the bondholders. The Company has entered into an agreement with a bank to pay any bonds redeemed under a stand-by letter of credit covering the outstanding principal of the bonds. The Company also has a bond re-marketing agreement with such bank to re-market any bonds presented for early redemption, on a best efforts basis. These bonds have been classified as short-term debt because of the early redemption feature.

     The bank term loans include approximately $1.7 million and $3.9 million with U.S. banks as of December 31, 1999 and 1998, respectively. The loans have variable interest rates based on the 30-day LIBOR. The loans are payable in monthly installments including interest. The average interest rate on these loans was approximately 6.9% for both 1999 and 1998. The bank term loans also include approximately 8 million Deutsche marks, as of December 31, 1999 and 1998. This amount represents a subsidiary's note payable to a German bank, which is due in March 2000 with interest payable quarterly at 4.85%. AAI has issued a stand-by letter of credit to this bank to cover borrowings outstanding.

     In 1996, the Company entered into a revolving credit agreement with a U.S. bank which, as amended, expires in May of 2000. The agreement provides for borrowings of up to $25 million, based upon a borrowing base consisting of portions of fixed assets and accounts receivable, at variable interest rates based on the 30-day LIBOR. At the end of the revolving credit period, any outstanding balances under this facility must be repaid. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At December 31, 1999, the Company qualified for the entire $25 million borrowing base of the facility; actual borrowings totaled $18.2 million.

     Under the terms of the revolving credit facility and the stand-by letter of credit agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The company was in compliance with these covenants at December 31, 1999.

     Scheduled maturities of long-term debt as of December 31, 1999 are $4,854,000 -- 2000; $481,000 -- 2001; $481,000 -- 2002.

5.  STOCKHOLDERS' EQUITY

     The authorized capital stock of the Company at December 31, 1999 and 1998 was 100 million shares of voting common stock, $0.001 par value per share, and 5 million shares of preferred stock, $0.001 par value per share. The preferred stock is issuable in one or more series by the Company's Board of Directors without further stockholder approval. No preferred stock was outstanding at December 31, 1999 or 1998. The Company has reserved 2,553,197 shares of common stock for issuance under stock option plans.

STOCK OPTION AND AWARD PLANS

     The Company has four stock option plans, the 1997 Stock Option Plan ("1997 Plan"), the 1996 Stock Option Plan ("1996 Plan"), the 1995 Stock Option Plan ("1995 Plan") and the 1996 Incentive and Non-Qualified Stock Option Plan ("MTRA Plan"). Under the 1995 Plan, the Board of Directors may grant options to purchase up to 242,538 shares of common stock. However, the Company has no obligation to issue the shares upon exercise of such options until it has purchased an equal number of shares from certain existing stockholders. Under the 1997 and 1996 Plans, the Board of Directors may grant options to purchase up to 1,644,000 and 495,627, respectively, of newly issued shares of common stock. AAI adopted the MTRA Plan in March 1999 after the MTRA merger (see Note 2). AAI's board reserved 517,500 shares to cover the exercise of the options under the MTRA Plan. The plans require that the exercise price of options cannot be less than either 100% (1997 Plan and MTRA Plan) or 75% (1996 and 1995 Plans) of the estimated fair market value of the Company's shares of common stock on the date of grant.

     The combined activity from all plans is presented in the following table:

                                                                         WEIGHTED AVERAGE
                                                              SHARES      EXERCISE PRICE
                                                             ---------   ----------------
Outstanding, December 31, 1997............................   1,199,783        $11.39
Granted...................................................     977,100         13.02
Exercised.................................................     (76,679)         9.02
Forfeited.................................................    (199,245)        11.87
                                                             ---------        ------
Outstanding, December 31, 1998............................   1,900,959         12.61
                                                             ---------        ------
Granted...................................................     474,600         11.72
Exercised.................................................     (28,949)         7.83
Forfeited.................................................    (194,410)        12.81
                                                             ---------        ------
Outstanding, December 31, 1999............................   2,152,200        $ 9.60
                                                             ---------        ------
Exercisable, December 31, 1999............................   1,018,731        $ 6.37
                                                             ---------        ------

     Information regarding stock options outstanding and options exercisable at December 31, 1999 is summarized in the table below:

                                           OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                    ----------------------------------   ----------------------
                                                  WEIGHTED    WEIGHTED                 WEIGHTED
                                                   AVERAGE    AVERAGE                  AVERAGE
                                      SHARES      REMAINING   EXERCISE     SHARES      EXERCISE
RANGE OF EXERCISE PRICES            OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
------------------------            -----------   ---------   --------   -----------   --------
$ 0.72 - $ 8.00..................      720,681      7.36       $ 2.79       508,681     $ 0.72
$ 8.35 - $12.81..................      997,336      8.15       $11.93       372,335     $11.06
$13.38 - $22.00..................      434,183      8.41       $15.56       137,715     $14.52
                                     ---------      ----       ------     ---------     ------
$ 0.72 - $22.00..................    2,152,200      7.94       $12.35     1,018,731     $ 6.37

     The Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value for cash options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

                                                               YEARS ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998      1997
                                                              ------    ------    ------
Expected dividend yield...................................      0.0%      0.0%      0.0%
Risk-free interest rate...................................      5.8%      5.5%      5.4%
Expected volatility.......................................    180.0%     55.0%     54.0%
Expected life (in years from vesting).....................        5         5         5

     For purposes of pro forma disclosures, the estimated fair value of the stock options are amortized to expense over the vesting period. The grant date Black-Scholes weighted average fair value of options was $11.28, $6.87 and $7.84 per share for 1999, 1998 and 1997, respectively.

     The Company applies APB Opinion 25 and related interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for all options granted. If compensation cost for the Company's plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                               YEARS ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1999          1998          1997
                                                        ----------     ---------     ---------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income (loss):
  As reported.......................................      (7,913)       $6,538        $2,498
  Pro forma.........................................     (10,162)       $5,414        $2,014
Earnings (loss) per share:
  As reported --
     Basic..........................................      ($0.46)       $ 0.38        $ 0.15
     Diluted........................................      ($0.46)       $ 0.37        $ 0.14
  Pro forma --
     Basic..........................................      ($0.59)       $ 0.32        $ 0.12
     Diluted........................................      ($0.59)       $ 0.31        $ 0.11

6.  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

PHARMCOMM

     During 1999, the Company advanced $300,000 to PharmComm, Inc. ("PharmComm"), a company whose principal stockholders include Dr. Frederick Sancilio, Mr. James Waters and Mr. William Underwood, all directors of AAI. One other stockholder of PharmComm is a member of AAI management.

     The advance payment was for services to be rendered by PharmComm during 1999 and 2000 for scanning and indexing services required as part of AAI's regulatory compliance and record retention policies. The services will be performed by PharmComm after considering the timing of the advance payment. AAI has engaged PharmComm to perform these services since 1996 and has compensated PharmComm pursuant to written agreements for the services. PharmComm also provides computer validation services to AAI, which are required for compliance with regulatory requirements.

     Total payments for scanning and validation services provided to AAI by PharmComm were approximately $214,000, and $436,000 for the years ended December 31, 1997, and 1998, respectively. In 1999, AAI paid PharmComm approximately $277,000, excluding the advance payment for services discussed above. At December 31, 1999, $249,000 of the $300,000 prepayment was remaining for application to future invoices.

ENDEAVOR PHARMACEUTICALS INC.

     In 1994, AAI organized Endeavor Pharmaceuticals Inc. ("Endeavor") with Berlex Laboratories, Inc. and several other investors to fund the development of hormone pharmaceutical products, initially focusing on several generic hormone products already under development by the Company. The Company has also agreed to permit Endeavor, under certain circumstances, the first right to purchase additional proprietary hormone pharmaceutical products developed by AAI. AAI obtained a 47% equity interest in Endeavor through the contribution of its accumulated product research and development and technical know-how. The other investors contributed cash in exchange for their interests which, for all investors, was in the form of convertible preferred stock. Based on a subsequent cash infusion by a new investor in 1995, the Company's interest in Endeavor was reduced to approximately 35%, on a fully diluted basis.

     This investment has been recorded at zero value since 1995. Endeavor has accumulated losses of approximately $20 million as of December 31, 1999. The Company will not be able to record any income from this investment until Endeavor has earned income in an amount equal to such accumulated losses.

     The Company had net sales to Endeavor for product development services of approximately $2.8 million, $1.6 million and $3.2 million for the years ended December 31, 1999, 1998 and 1997, respectively. AAI had approximately $950,000 in accounts receivable at December 31, 1999 and approximately $1.6 million in work-in-progress related to Endeavor at December 31, 1998.

     In December 1999, the Company agreed to purchase certain product rights and validated manufacturing equipment from Endeavor. Endeavor assigned the rights to an FDA approved hormone product and the related commercialization contract to the Company. Under the commercialization agreement, the Company will be entitled to certain minimum royalties upon the successful transfer of the manufacturing process to the third party. Endeavor also sold a piece of manufacturing equipment and related accessories to the Company. As consideration for the product rights and equipment, the Company agreed to reduce Endeavor's outstanding receivable balance from approximately $2.9 million, including work-in-progress, to $950,000.

AESGEN, INC.

     Aesgen, Inc. ("Aesgen") was formally organized with an affiliate of the Mayo Clinic and MOVA Pharmaceutical Corporation and funded in 1995 through the issuance of approximately $11 million of nonconvertible, nonvoting, mandatorily redeemable, preferred stock. The Company made a cash investment of $1.6 million in such preferred stock, which is carried at cost, and is included in other noncurrent assets on the balance sheet.

     In 1996, the Company sold to Aesgen marketing rights to a product under development by the Company. Under the agreement, Aesgen paid a license fee and will pay additional royalties upon marketing the product. AAI recognized net sales of approximately $100,000, $200,000 and $1.9 million from Aesgen for the years ended December 31, 1999, 1998 and 1997, respectively. AAI also had accounts receivable of approximately $200,000 from Aesgen at December 31, 1999, and work-in-progress of approximately $403,000 and $97,000 at December 31, 1999 and 1998 respectively. AAI has the right, under its development agreement with Aesgen, to provide certain product development and support services to Aesgen with respect to some generic drugs currently being developed by Aesgen, provided that AAI's fees for such services are comparable to those of a competitor. In addition, under such development agreement, the Company has agreed not to develop, for its own account or any other person, a formulation of any of the generic products currently under development for Aesgen and any additional drugs that AAI agrees to develop in the future for Aesgen.

7.  INCOME TAXES (BENEFIT)

     The following table presents the components for the provision for income taxes:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1999       1998       1997
                                                        --------    -------    ------
                                                               (IN THOUSANDS)
Income (loss) before income taxes:
  United States.....................................    $ (9,432)   $ 9,903    $2,969
  Non-U.S...........................................        (759)       202      (129)
                                                        --------    -------    ------
       Income (loss) before taxes...................    $(10,191)   $10,105    $2,840
                                                        ========    =======    ======
Provision for income taxes:
  Current:
     Federal........................................    $ (1,037)   $ 1,972    $1,236
     State..........................................          --        144        10
     Non-U.S........................................           5         31        63
                                                        --------    -------    ------
       Total current taxes..........................      (1,032)     2,147     1,309
                                                        ========    =======    ======
  Deferred:
     Federal........................................        (897)     1,164      (557)
     State..........................................        (349)       256      (410)
     Non-U.S........................................          --         --        --
                                                        --------    -------    ------
       Total deferred taxes.........................      (1,246)     1,420      (967)
                                                        --------    -------    ------
Total provision (benefit) for income taxes..........    $ (2,278)   $ 3,567    $  342
                                                        ========    =======    ======

     The following table presents the reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory income tax rate:

                                                          YEARS ENDED DECEMBER 31,
                                                        -----------------------------
                                                          1999       1998       1997
                                                        --------    -------    ------
                                                               (IN THOUSANDS)
Income (loss) before income taxes...................    $(10,191)   $10,105    $2,840
                                                        ========    =======    ======
Tax expense (benefit) using U.S. statutory income
  tax rate of 34%...................................    $ (3,465)   $ 3,436    $  965
State income taxes, net.............................        (349)       194       (86)
Permanent items, net................................       1,504        198       286
Non-U.S. operations, net............................         126        (37)      107
Tax credits.........................................        (230)      (400)     (411)
Change in reserve for deferred tax assets...........         136
Other, net..........................................          --        176      (519)
                                                        --------    -------    ------
Provision (benefit) for income taxes................    $ (2,278)   $ 3,567    $  342
                                                        ========    =======    ======

     Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred taxes are included in prepaids and other current assets and other accrued liabilities. The following table presents the deferred tax assets and deferred tax liability.

                                                                   DECEMBER 31,
                                                                ------------------
                                                                 1999       1998
                                                                -------    -------
                                                                  (IN THOUSANDS)
Deferred tax assets, resulting from:
  Accrued liabilities.......................................    $   647    $   530
  Accounts receivable.......................................      1,700        299
  Write-off of in-process R&D...............................      2,223      2,740
  Tax credits...............................................        230
  U.S. Net operating loss carryforwards.....................      1,559
  Non-U.S. net operating losses.............................      2,299      1,918
  Other items...............................................        345      1,583
Deferred tax liability, resulting from:
  Property and equipment....................................     (1,822)      (999)
Valuation allowances on tax assets..........................     (4,522)    (4,658)
                                                                -------    -------
Net deferred tax assets.....................................    $ 2,659    $ 1,413
                                                                =======    =======

     Valuation allowances have been provided for certain assets resulting from the Company's German acquisition in 1996 since realization of such assets cannot be predicted with reasonable certainty at this time. As of December 31, 1999, the Company had approximately $2.3 million of federal net operating loss carryforwards, which begins to expire in 2012 and $10.0 million of state net operating loss carryforwards with the following expirations: $600,000 in 2000, $3.9 million in 2002, and $5.5 million in 2005.

8.  EMPLOYEE BENEFIT PLAN

     The Company provides retirement benefits for all domestic AAI employees with one year of service through a defined contribution plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. Participants may elect to contribute a portion of their annual compensation, subject to limitations. The Company makes matching contributions in AAI stock equal to 50% of a participant's contribution up to a certain amount. Additionally, the Company makes profit-sharing contributions at the discretion of the Board of Directors. The Company has expensed $607,000, $632,000 and $479,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

9.  COMMITMENTS AND CONTINGENCIES

     The Company leases land, buildings and equipment under renewable lease agreements classified as operating leases. Rent expense under these agreements for the years ended December 31, 1999, 1998 and 1997 was $3.2 million, $3.3 million, and $3.3 million, respectively. Future minimum rentals due under lease agreements as of December 31, 1999 are $2.9 million -- 2000; $2.4 million -- 2001; $1.5 million -- 2002; $1.4 million -- 2003; $1.2 million -- 2004 and $5.2 million -- thereafter.

     The Company is party to lawsuits and administrative proceedings incidental to the normal course of its business. In connection with the 1995 issuance of the Series A Preferred, two of the Company's stockholders have agreed to indemnify the Company for certain losses, if incurred. Management does not believe that any liabilities related to such lawsuits or proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     On July 28, 1999, AAI filed a demand for arbitration against a former client seeking approximately $700,000 for manufacturing services rendered. The former client counterclaimed for $5 million alleging various misrepresentations by the Company. On December 29, 1999, the former client filed suit in North Carolina State Court contesting the arbitration and seeking several million dollars in alleged damages. The Company counter sued the former client for approximately $3.6 million, including interest, for various services rendered in addition to the amounts owed for manufacturing services. The State Court ruled in February that all claims under the manufacturing agreement are to be decided under arbitration. A June 2000 date has been set for the arbitration. Discovery has not yet commenced in the litigation. The Company and the former client are attempting to negotiate a settlement in lieu of the arbitration and legal proceedings, however, there can be no assurance that any settlement will occur. The Company vigorously contests the misrepresentation claims and believes it is entitled to the value of the services rendered. . The Company does not believe that any future settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

     The Company currently leases a facility adjacent to the Company's laboratories from two banks. The facility was built in 1999 in Wilmington, North Carolina. The Company's operating lease for this facility covers an initial period of three years with two one-year renewal periods. At the end of the initial term, the Company may elect to purchase the facility at fair market value, extend the lease or the property may be sold.

10.  FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

     The Company operates in two business segments consisting of a fee-for-service business and a product development business. The core services provided on a fee-for-service basis to the worldwide pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials. In the product development segment, the Company internally develops drugs and technologies with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The Company does not independently commercialize products developed internally or otherwise directly compete with its pharmaceutical clients in the marketing or distribution of products. The majority of the Company's non-U.S. operations are located in Germany.

     In determining income from operations, costs are allocated to the product development business based upon direct labor and materials plus an allocation of general overhead. The corporate line includes general corporate overhead costs and goodwill amortization, which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1999        1998        1997
                                                     --------    --------    --------
                                                              (IN THOUSANDS)
NET REVENUES:
Fee-for-service..................................    $ 92,110    $ 90,989    $ 74,335
Product development..............................      10,065       7,254       5,770
                                                     --------    --------    --------
                                                     $102,175    $ 98,243    $ 80,105
                                                     ========    ========    ========
United States....................................    $ 85,289    $ 78,194    $ 62,663
Non-U.S..........................................      20,066      22,101      18,862
Less inter-geographic............................      (3,180)     (2,052)     (1,420)
                                                     --------    --------    --------
                                                     $102,175    $ 98,243    $ 80,105
                                                     ========    ========    ========
INCOME (LOSS) FROM OPERATIONS:
Fee-for-service..................................    $  7,178    $ 16,211    $ 10,380
Product development..............................      (1,263)      1,123      (2,021)
Corporate........................................      (8,297)     (7,731)     (6,894)
Restructuring costs..............................      (6,400)         --          --
                                                     --------    --------    --------
                                                     $ (8,782)   $  9,603    $  1,465
                                                     ========    ========    ========
United States....................................    $ (8,726)   $  9,818    $  2,601
Non-U.S..........................................         (56)       (215)     (1,136)
                                                     --------    --------    --------
                                                     $ (8,782)   $  9,603    $  1,465
                                                     ========    ========    ========
TOTAL ASSETS:
Fee-for-service..................................    $ 88,930    $ 72,013    $ 59,451
Product development..............................       8,840       4,874       5,812
Corporate........................................      25,716      42,621      43,505
                                                     --------    --------    --------
                                                     $123,486    $119,508    $108,768
                                                     ========    ========    ========
United States....................................    $ 99,471    $ 91,783    $ 86,647
Non-U.S..........................................      24,015      27,725      22,121
                                                     --------    --------    --------
                                                     $123,486    $119,508    $108,768
                                                     ========    ========    ========

     No single customer accounted for more then 10% of the Company's revenue in 1999, 1998 or 1997.

11.  FINANCIAL RESULTS BY QUARTER (UNAUDITED)

                                                                          QUARTER
                                                         -----------------------------------------
                                                          FIRST      SECOND     THIRD      FOURTH
                                                         --------   --------   --------   --------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
Net sales.............................................   $26,115    $21,691    $22,715    $31,654
Gross profit..........................................    11,517      9,431     10,054     14,267
Net income (loss).....................................    (3,763)    (2,973)    (1,458)       281
Basic earnings (loss) per share.......................     (0.23)     (0.17)     (0.08)      0.02
Diluted earnings (loss) per share.....................     (0.23)     (0.17)     (0.08)      0.02
1998
Net sales.............................................   $20,973    $23,811    $25,164    $28,295
Gross profit..........................................    10,018     12,147     12,509     12,736
Net income (loss).....................................     1,160      1,448      1,913      2,017
Basic earnings (loss) per share.......................      0.07       0.08       0.11       0.12
Diluted earnings (loss) per share.....................      0.07       0.08       0.11       0.11

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                     BALANCE AT    CHARGED TO      OTHER                       BALANCE AT
                                     BEGINNING     COSTS AND     ACCOUNTS -    DEDUCTIONS -      END OF
DESCRIPTION                          OF PERIOD      EXPENSES      DESCRIBE       DESCRIBE        PERIOD
-----------                          ----------    ----------    ----------    ------------    ----------
Allowance for doubtful accounts
1997.............................        288         1,036                         (27)(1)       1,297
1998.............................      1,297           325           48(2)        (450)(1)       1,220
1999.............................      1,220         2,935          875(3)      (1,916)(1)       3,114

---------------
(1) Represents amounts written off as uncollectible accounts receivable

(2) Represents allowance on accounts assumed in acquisition

(3) Represents restructuring reserve usage

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors of the Company and their business experience are set forth on pages 2 and 3 of the Proxy Statement for Annual Meeting of Stockholders, dated approximately April 7, 2000 (the "Proxy Statement") and are incorporated herein by reference. The discussion of executive officers of the Company is included in
Part I under "Executive Officers of the Company."

ITEM 11.  EXECUTIVE COMPENSATION.

     A description of the compensation of the Company's executive officers is set forth on pages 6 through 8 of the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     A description of the security ownership of certain beneficial owners and management is set forth on page 4 of the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Certain relationships and related transactions with management are described on pages 12 and 13 of the Proxy Statement and in Items 11 and 12, and are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) (1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report and reference is hereby made to Item 8.

     (b) REPORTS ON FORM 8-K:

     The Company has recently filed the following Form 8-Ks:

     Dated November 4, 1999, to file two press releases, one reporting the Company's results of operations for the quarter ended September 30, 1999 and one reporting the signing of contract.

     (c) Exhibits

                                 EXHIBIT INDEX

EXHIBIT NO.                                DESCRIPTION                           PAGE
-----------                                -----------                           ----
    3.1        --  Amended and Restated Certificate of Incorporation of the
                   Company (incorporated by reference to Exhibit 3.1 to the
                   Company's Quarterly Report on Form 10-Q for the quarter
                   ended September 30, 1996)...................................
    3.2        --  Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on
                   Form S-1 (Registration No. 333-5535)).......................
    4.1        --  Articles Fourth, Seventh, Eleventh and Twelfth of the form of Amended and Restated Certificate of Incorporation of the
                   Company (included in Exhibit 3.1)...........................
    4.2        --  Article II of the form of Restated By-laws of the Company
                   (included in Exhibit 3.2)...................................
    4.3        --  Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit
                   4.3 to the Company's Registration Statement on Form S-1
                   (Registration No. 333-5535))................................
   10.1        --  Employment Agreement dated November 17, 1995 between the
                   Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
                   Form S-1 (Registration No. 333-5535)).......................
   10.2        --  Applied Analytical Industries, Inc. 1995 Stock Option Plan
                   (incorporated by reference to Exhibit 10.3 to the Company's
                   Registration Statement on Form S-1 (Registration No.
                   333-5535))..................................................
   10.3        --  Applied Analytical Industries, Inc. 1997 Stock Option Plan,
                   as amended on May 8, 1998, (incorporated by reference to
                   Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
                   for the quarter ended June 30, 1998)........................
   10.4        --  Lease Agreement dated as of March 7, 1994 between the
                   Company and 5051 New Centre Drive, L.L.C., as landlord, and the Company as tenant (incorporated by reference to Exhibit
                   10.10 to the Company's Registration Statement on Form S-1
                   (Registration No. 333-5535))................................
   10.5        --  Stockholder Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital
                   Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs
                   GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995,
                   L.P., Noro-Moseley Partners III, L.P., Wakefield Group
                   Limited Partnership, James L. Waters, Frederick D. Sancilio
                   and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration
                   Statement on Form S-1 (Registration No. 333-5535))..........
   10.6        --  Development Agreement dated as of April 25, 1994 between the
                   Company and Endeavor Pharmaceuticals Inc. (formerly,
                   GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1
                   (Registration No. 333-5535))................................
   10.7        --  Development Agreement dated as of April 4, 1995 between the
                   Company and Aesgen, Inc. (incorporated by reference to
                   Exhibit 10.13 to the Company's Registration Statement on
                   Form S-1 (Registration No. 333-5535)).......................
   10.8        --  Loan Agreement dated as of December 30, 1996 between
                   NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K
                   for the year ended December 31, 1996).......................
   10.9        --  Amendment No. 1, dated February 13, 1998, to the Loan
                   Agreement dated as of December 30, 1996 between NationsBank,
                   N.A. and the Company, (incorporated herein by reference to
                   Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q
                   for the quarter ended March 31, 1998).......................

EXHIBIT NO.                                DESCRIPTION                           PAGE
-----------                                -----------                           ----
   10.10       --  Underwriting Agreement dated September 19, 1996 between the
                   Company and Goldman Sachs & Co., Cowen & Company and Lehman
                   Brothers, Inc., as representatives of the underwriters
                   listed on Schedule 1 thereto (incorporated by reference to
                   Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q
                   for the quarter ended September 30, 1996)...................
   10.11       --  Partnership Agreement dated as of October 2, 1998 between the Company, First Security Bank, N. A. and the Various
                   Banks and Other Lending Institutions Which are Parties
                   Hereto from time to time, as the Holders and as the Lenders and NationsBank, N. A. (incorporated by reference to Exhibit
                   10.12 to the Company's Annual Report on Form 10-K for the
                   year ended December 31, 1998)...............................
   10.12       --  Security Agreement dated as of October 2, 1998 between First
                   Security Bank, N. A., and NationsBank, N. A. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)..........
   10.13       --  Amendment No. 1 to the Employment Agreement dated November
                   17, 1995 between the Company and Frederick D. Sancilio
                   (incorporated by reference to Exhibit 10.14 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended June 30,
                   1999).......................................................
   10.14       --  Amendment and Forbearance Agreement dated August 26, 1999 between the Company and the Bank of America, N.A.
                   (incorporated by reference to Exhibit 10.15 to the Company's
                   Quarterly Report on Form 10-Q for the quarter ended
                   September 30, 1999).........................................
   10.15       --  Pledge Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to
                   Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q
                   for the quarter ended September 30, 1999)...................
   10.16       --  Security Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to
                   Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q
                   for the quarter ended September 30, 1999)...................
   10.17       --  Applied Analytical Industries, Inc. 1996 Stock Option Plan,
                   as amended on March 27, 2000................................
   10.18       --  Amended and Restated Loan Agreement dated as of November 30,
                   1999 between the Company, AAI Applied Analytical Industries
                   Deutschland GmbH & Co. KG, certain subsidiaries of the
                   Company and Bank of America, N.A............................
   21          --  Subsidiaries of Applied Analytical Industries, Inc..........
   23.1        --  Consent of Ernst and Young LLP..............................
   23.2        --  Consent of Rogers, Suleski & Associates, LLC................
   23.3        --  Report of Independent Auditors..............................
   27          --  Financial Data Schedule (for SEC use only)..................

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


              /s/ FREDERICK D. SANCILIO                Chairman of the Board,           March 30, 2000
-----------------------------------------------------  President and Chief Executive
            Frederick D. Sancilio, Ph.D.               Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the Registrant in the capacities and on the date indicated.

                      Signature                                     Title                    Date
                      ---------                                     -----                    ----

              /s/ FREDERICK D. SANCILIO                Chairman of the Board,           March 30, 2000
-----------------------------------------------------  President, Chief Executive
            Frederick D. Sancilio, Ph.D.               Officer and Director
                                                       (Principal Executive Officer)

              /s/ WILLIAM L. GINNA, JR.                Vice President and Chief         March 30, 2000
-----------------------------------------------------  Financial Officer
                William L. Ginna, Jr.

                /s/ THOMAS J. ALUISE                   Acting Controller (Principal     March 30, 2000
-----------------------------------------------------  Accounting Officer)
                  Thomas J. Aluise

              /s/ WILLIAM H. UNDERWOOD                 Executive Vice President         March 30, 2000
-----------------------------------------------------  and Director
                William H. Underwood

               /s/ JOSEPH H. GLEBERMAN                 Director                         March 30, 2000
-----------------------------------------------------
                 Joseph H. Gleberman

                 /s/ JAMES G. MARTIN                   Director                         March 30, 2000
-----------------------------------------------------
               James G. Martin, Ph.D.

               /s/ RICHARD G. MORRISON                 Director                         March 30, 2000
-----------------------------------------------------
              Richard G. Morrison Ph.D.

                  /s/ JOHN M. RYAN                     Director                         March 30, 2000
-----------------------------------------------------
                    John M. Ryan

                 /s/ JAMES L. WATERS                   Director                         March 30, 2000
-----------------------------------------------------
                   James L. Waters