Form 10-Q
period 2000-03-31
APPLIED ANALYTICAL INDUSTRIES INC
filed 2000-05-15
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

The number of shares of the Registrant's common stock outstanding, as of April 27, 2000, was 17,491,074 shares.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                Table of Contents



         The terms "Company", "Registrant" or "AAI" in this Form 10-Q include Applied Analytical Industries, Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.


                                                                       Page No.
                                                                       --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
           Consolidated Statements of Operations                          3
           Consolidated Balance Sheets                                    4
           Consolidated Statements of Cash Flows                          5
           Notes to Consolidated Financial Statements                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                             12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                     15


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                15


SIGNATURES                                                               16

EXHIBIT INDEX                                                            17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                            AAI, INC.
                          Quarter ended
              Consolidated Statements of Operations
                              (000)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2000            1999
                                                    ------------    ------------

Net revenues                                          $ 24,906       $ 26,115
                                                      --------       --------

Operating costs and expenses:
   Direct costs                                         13,526         14,598
   Selling                                               2,878          2,668
   General and administrative                            6,128          5,263
   Research and development                              1,467          1,868
   Transaction, integration, and restructuring costs        --          6,400
                                                    ------------    ------------
                                                        23,999         30,797
                                                    ------------    ------------

    Income (loss) from operations                          907         (4,682)

Other income (expense):
   Interest expense                                       (497)          (179)
   Other, net                                              114            (32)
                                                    ------------    ------------
                                                          (383)          (211)
                                                    ------------    ------------

Income (loss) before income taxes                          524         (4,893)
Provision (benefit) for income taxes                        --         (1,130)
                                                    ------------    ------------

    Net income (loss)                                 $    524       $ (3,763)
                                                    ============    ============


Basic earnings (loss) per share                       $   0.03       $  (0.22)
                                                    ============    ============
Weighted average shares outstanding                     17,288         17,199
                                                    ============    ============

Diluted earnings (loss) per share                     $   0.03       $  (0.22)
                                                    ============    ============
Weighted average shares outstanding                     17,703         17,199
                                                    ============    ============





   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                      March 31,     December 31,
                                                        2000            1999
                                                     -----------    ------------
                                                     (Unaudited)
                            ASSETS

Current assets:
  Cash and cash equivalents                           $   1,842       $   2,013
  Accounts receivable                                    28,201          33,564
  Work-in-progress                                       16,226          14,189
  Prepaid and other current assets                       11,561          11,426
                                                     -----------    ------------
          Total current assets                           57,830          61,192
Property and equipment, net                              43,375          45,026
Goodwill and other intangibles, net                      11,739          13,040
Other assets                                              3,746           4,228
                                                     -----------    ------------

          Total assets                                $ 116,690       $ 123,486
                                                     ===========    ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
     and short-term debt                              $  27,329       $  28,387
  Accounts payable                                        5,082           6,969
  Customer advances                                       7,217           9,146
  Accrued wages and benefits                              3,979           4,081
  Other accrued liabilities                               4,514           6,102
                                                     -----------    ------------
          Total current liabilities                      48,121          54,685
Long-term debt, less current portion                        808             962
Other long-term liabilities                                 730           1,281
Stockholders' equity:
  Common stock                                               17              17
  Paid-in capital                                        70,040          69,732
  Accumulated deficit                                    (1,736)         (2,260)
  Accumulated other comprehensive losses                 (1,266)           (906)
  Stock subscriptions receivable                            (24)            (25)
                                                     -----------    ------------
          Total stockholders' equity                     67,031          66,558
                                                     -----------    ------------

          Total liabilities and stockholders' equity  $ 116,690       $ 123,486
                                                     ===========    ============


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    ----------------------
                                                                      2000           1999
                                                                    -------        -------
Cash flows from operating activities:
  Net income (loss)                                                 $   524        $(3,763)
  Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
        Depreciation  and amortization                                1,856          1,794
        Issuance of stock for services                                  225             --
        Other                                                           (62)            42
        Changes in operating assets and liabilities:
            Accounts receivable                                       5,216             99
            Work-in-progress                                         (2,275)          (546)
            Prepaid and other assets, net                               303         (2,408)
            Accounts payable                                         (1,826)          (659)
            Customer advances                                        (1,806)        (3,162)
            Other accrued liabilities                                (2,000)         5,189
                                                                    -------        -------
Net cash provided by (used in) operating activities                     155         (3,414)

Cash flows from investing activities:
        Disposition of assets                                           270             --
        Purchases of property and equipment, net                       (436)        (2,946)
        Pre-acquisition tax settlement                                  543             --
        Other                                                            --            (37)
                                                                    -------        -------
Net cash provided by (used in) investing activities                     377         (2,983)

Cash flows from financing activities:
        Net (payments on) proceeds from short-term borrowings          (554)         5,194
        Payments on long-term borrowings                               (220)        (1,476)
        Exercise of stock options                                        83             --
        Other                                                             3            (17)
                                                                    -------        -------
Net cash (used in) provided by financing activities                    (688)         3,701
                                                                    -------        -------
        Net decrease in cash and cash equivalents                      (156)        (2,696)
Effect of exchange rate on cash                                         (15)           (70)
Cash and cash equivalents, beginning of period                        2,013         12,299
                                                                    -------        -------
Cash and cash equivalents, end of period                            $ 1,842        $ 9,533
                                                                    =======        =======

Supplemental information, cash paid for:
        Interest                                                        557            222
        Income taxes                                                      5             17



   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial information as of December 31, 1999 has been derived from audited financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

2. MERGERS AND ACQUISITIONS

On March 16, 1999, the Company merged with Medical & Technical Research Associates, Inc. ("MTRA"), a clinical contract research organization located near Boston, Massachusetts, in exchange for approximately 1.3 million shares of AAI stock, including the conversion of MTRA options. The merger has been accounted for as a pooling-of-interests, and accordingly, the accompanying consolidated financial statements include operations of the combined entities for the three months ended March 31, 2000 and 1999.

In connection with the merger, the Company recorded a nonrecurring charge to operating income reflecting the costs to complete the transaction, integrate the businesses and realign its workforce to its new combined operating structure. The items included in this charge are detailed in Note 7.

3. EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and fully diluted earnings per share (in thousands except per share amounts):



                                                         Three months ended
                                                              March 31,
                                                        ---------------------
                                                          2000         1999
                                                        -------      --------
Numerator:
   Net income (loss) (1)                                $   524      $ (3,763)
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                             17,288        17,199
   Effect of dilutive securities:
     Employee stock options (2)                             415            --
                                                        -------      --------
Denominator for fully diluted earnings per share -
     weighted average shares                             17,703        17,199
                                                        =======      ========

Basic earnings per share                                $  0.03      $  (0.22)
Diluted earnings per share                              $  0.03      $  (0.22)


(1)      Numerator for basic and diluted earnings per share

(2) Options to purchase 493,000 weighted average shares were not included in diluted earnings per share since their inclusion would be antidilutive




4. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive income
(loss):



                                            Three months ended March 31,
                                                   (In thousands)
                                            ----------------------------
                                             2000                 1999
                                            ------              --------

Net income (loss)                           $ 524               $(3,763)
Other comprehensive income (loss):
  Currency translation adjustments           (360)                 (634)
                                            ------              --------
Comprehensive income (loss)                 $ 164               $(4,397)
                                            =====               ========

5. FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA :


                                              Three months ended
                                                   March 31,
                                           -----------------------
                                              2000          1999
                                           --------       --------
NET REVENUES:
Pharmaceutic                               $ 15,936       $ 15,958
Clinical                                      6,991          6,260
Internal product development                  1,979          3,897
                                           --------       --------
                                           $ 24,906       $ 26,115
                                           ========       ========

United States                              $ 20,065       $ 20,071
Non-U.S                                       5,653          7,048
Less inter-geographic sales                    (812)        (1,004)
                                           --------       --------
                                           $ 24,906       $ 26,115
                                           ========       ========

INCOME (LOSS) FROM OPERATIONS:
Pharmaceutic                               $  1,921       $  1,403
Clinical                                        241            357
Internal product development                    159          1,010
Corporate                                    (1,414)        (1,052)
Corporate restructuring charges                  --         (6,400)
                                           --------       --------
                                           $    907       $ (4,682)
                                           ========       ========

United States                              $ (1,341)      $ (6,671)
Non-U.S                                       2,248          1,989
                                           --------       --------
                                           $    907       $ (4,682)
                                           ========       ========


6. PROVISION FOR INCOME TAXES

The Company's effective tax rate has been affected by losses in Europe. These losses have created a tax asset which has been fully reserved, and no tax benefit has been recognized. For the quarter ended March 31, 2000, the provision for income taxes has been fully eliminated by use of net operating loss carryforwards.

7. TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

In connection with the Company's merger with MTRA, certain expenses of the transaction, costs to integrate the two organizations and reorganize the combined business were accrued and recorded in the first quarter of 1999.

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

The following table presents the components of the expense recorded and the amounts paid through March 31, 2000 (in thousands).

                                                   Total             Paid to
                                                  Expense             Date
                                                  -------            -------
Transaction costs                                 $ 1,913            $ 1,913
Personnel separation costs                          1,919              1,729
Facility costs                                      2,568              2,457
                                                  -------            -------
                                                  $ 6,400            $ 6,099
                                                  =======            =======




8. TRANSACTIONS WITH RELATED PARTIES

In 1999, the Company advanced $300,000 to PharmComm, Inc. ("PharmComm"), a company whose principal stockholders include Dr. Frederick Sancilio, Mr. James Waters and Mr. William Underwood, all directors of AAI. One other stockholder of PharmComm is a member of AAI management.

The advance payment was for services to be rendered by PharmComm during 1999 and 2000 for scanning and indexing services required as part of AAI's regulatory compliance and record retention policies. AAI has engaged PharmComm to perform these services since 1996 and has compensated PharmComm pursuant to written agreements for the services. PharmComm also provides computer validation services to AAI, which are required for compliance with regulatory requirements. The remaining balance on the $300,000 prepayment was approximately $184,000 at March 31, 2000.

The Company also has work-in-process and receivables due from Aesgen, Inc. ("Aesgen") and Endeavor Pharmaceuticals Inc. ("Endeavor"). Both Endeavor and Aesgen were organized by AAI and its principal shareholders, and continue to be related parties. The total amount of work-in-progress and receivables at March 31, 2000 related to Aesgen was approximately $594,000 and the amount related to Endeavor was approximately $1,193,000. Revenues recognized from Aesgen and Endeavor totaled $281,000 and $782,000 for the three months ended March 31, 2000 and 1999, respectively.

9. DEBT

The following table presents the components of current maturities of long-term and short-term debt (in thousands):

                                                  March 31,     December 31,
                                                    2000            1999
                                                 -----------    ------------
                                                 (unaudited)

Industrial revenue bonds                          $    600       $    600
Revolving credit agreement                          18,153         18,153
German bank debt                                     7,907          4,780
Current maturities of long-term debt                   669          4,854
                                                 -----------    ------------
     Current maturities of long-term debt
       and short-term debt                        $ 27,329       $ 28,387
                                                 ===========    ============


U.S. bank term loans                              $  1,477       $  1,697
German term loans                                       --          4,119
Less current maturities of long-term debt             (669)        (4,854)
                                                 -----------    ------------
     Total long-term debt due after one year      $    808       $    962
                                                 ===========    ============





The Company has a revolving credit facility with a U.S. bank which expires on May 31, 2000. The lender has agreed to amend and extend the credit facility from May 31, 2000 to November 30, 2000. The agreement provides for borrowings of up to $25 million, based upon a borrowing base consisting of portions of fixed assets and accounts receivable, at variable interest rates based on the 30-day LIBOR. At the end of the revolving credit period, any outstanding balances under this facility must be repaid. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At March 31, 2000, the Company qualified for the entire $25 million borrowing base of the facility; actual borrowings totaled $18.2 million.

Under the terms of the revolving credit facility and the stand-by letter of credit agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with those covenants at March 31, 2000.


10. CONTINGENCIES

In July 1999, AAI filed a demand for arbitration against a former client seeking approximately $700,000 for manufacturing services rendered. The former client counterclaimed for $5 million alleging various misrepresentations by the Company. In December 1999, the former client filed suit in North Carolina State Court contesting the arbitration and seeking several million in alleged damages. The Company counter sued the former client for approximately $3.6 million, including interest, for various services rendered in addition to the amounts owed for manufacturing services. The State Court ruled in February 2000 that all claims under the manufacturing agreement are to be decided under arbitration. A June 2000 date has been set for the arbitration. Discovery has not yet commenced in the litigation. The Company and the former client are attempting to negotiate a settlement in lieu of the arbitration and legal proceedings; however, there can be no assurance that any settlement will occur. The Company vigorously contests the misrepresentation claims and believes it is entitled to the value of the services rendered. The Company does not believe that any future settlement will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

RESULTS OF OPERATIONS - FIRST QUARTER 2000 COMPARED TO FIRST QUARTER 1999

Overall net revenues for the first quarter of 2000 decreased by 5% to $24.9 million, compared to $26.1 million in the first quarter of 1999. Pharmaceutic revenues were approximately $15.9 million in both the 2000 and 1999 periods. Clinical revenues were up 12% to $7.0 million in the first quarter of 2000 from $6.3 million in the same period of 1999. Revenues from internal product development were $2.0 million in 2000 compared to $3.9 million last year.

Clinical sales increased from the amounts in the first quarter of 1999 due to a number of factors. Since the first quarter of 1999, management has taken specific steps to increase selling efforts by increasing the number of professionals devoted to the customer focused selling approach used in the past. The integration of the European and U.S. clinical businesses started in the first quarter of 1999 is nearly complete, bringing greater efficiencies and focus to the Company's clinical business.

In 1999, first quarter product development revenues included a $1.8 million milestone payment, while the first quarter 2000 was primarily royalty based. The Company anticipates that product development revenues will increase in future quarters as additional agreements are signed but expects that revenues from these contract signings will be intermittent until royalty streams earned from launched products exceed the development fees earned. However, there can be no assurance that the Company will be successful in executing additional product development agreements and increase its future revenue or that the products developed will be commercially successful.

Despite the lower sales in the 2000 period, gross margin dollars were only slightly behind last year's first quarter. Gross margin as a percentage of revenues was approximately 46% for the first quarter of 2000 compared to 44% for the same period of 1999. The lower cost levels reflect successful implementation of efficiency programs implemented during 1999.

Selling, general and administrative costs as a percentage of net revenues increased to approximately 36% in 2000 compared to 30% for the same quarter in 1999. SG&A expenses were higher by 14% over the 1999 period reflecting the expansion of selling efforts as well as continued investment in information systems.

Research and development expenses were approximately 6% of net sales in the first quarter of 2000, compared with approximately 7% of sales for the same period in 1999. The Company intends to continue to spend substantially on research and development as part of its long-term strategy of product development.

In connection with the March 1999 merger with MTRA, the Company recorded a $6.4 million nonrecurring charge to operating income reflecting the costs to complete the transaction, integrate the businesses and realign its workforce to its new combined operating structure. See Note 7 in Item 1 "Financial Statements" for more information.

Income from operations was $.9 million in the first quarter of 2000 as compared to a loss of $4.7 million for the same period of 1999. This change was due to the absence of the restructuring charge of $6.4 million taken in the first quarter of 1999 described above, partially offset by higher SG&A costs.

The Company recorded no provision for income taxes in the first quarter of 2000 because the distribution of product development revenues was heavily weighted in Europe, where net operating loss carryforwards have been utilized to shelter income from taxation.


LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its business through operating cash flows, proceeds from borrowings and the issuance of equity securities. Operating cash provided in the first quarter of 2000 was essentially neutral, a significant improvement over last year with its net cash usage from operating activities of $3.4 million. Cash payments on borrowings during the first quarter of 2000 were approximately $.8 million.

Capital expenditures were $.4 million during the first three months of 2000 compared to $2.9 million during the same period last year. This reduction is part of the Company's plan to lower capital expenditures during 2000. Generally, the Company anticipates total capital expenditures for 2000 to be less than depreciation for the year.

The Company has a revolving credit facility with a U.S. bank which expires on May 31, 2000. The lender has agreed to amend and extend the credit facility from May 31, 2000 to November 30, 2000. The agreement provides for borrowings of up to $25 million, based upon a borrowing base consisting of portions of fixed assets and accounts receivable, at variable interest rates based on the 30-day LIBOR. At the end of the revolving credit period, any outstanding balances under this facility must be repaid. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At March 31, 2000, the Company qualified for the entire $25 million borrowing base of the facility; actual borrowings totaled $18.2 million.

Under the terms of the revolving credit facility and the stand-by letter of credit agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with these covenants at March 31, 2000.

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

YEAR 2000 DISCLOSURE

The Company has assessed its computer systems for the year 2000 readiness, and replaced all systems and software it found to be non-compliant. These replacements were generally part of a regular upgrade program. In addition, the Company tested all of its systems and software and has obtained verifications from its vendors that the systems they supplied are year 2000 ready. The company believes that any year 2000 problem is unlikely to arise in the future, and that if any problem does arise, it will be able to fix the problem quickly and without material expenses.

To date, the Company has not experienced any disruptions of operations due to year 2000 problems, nor has it received notice from any of its customers about problems resulting from non-year 2000 compliant software.

FORWARD LOOKING STATEMENTS, RISK FACTORS AND "SAFE HARBOR" LANGUAGE

This quarterly report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are based on the Company's belief and assumptions, as well as information currently available to the Company. These forward-looking statements involve risks and uncertainties that could cause the actual results of Applied Analytical Industries, Inc. to differ materially from management's expectations as expressed or implied.

These forward-looking statements include, among others:

         o All statements discussing liquidity; future, planned or targeted operational or financial expectations, goals or objectives; future, planned or targeted cost reductions and capital expenditures; continued access to financing; and effects of non-compliant computer systems due to Year 2000 issues; and

         o All statements using the words "expect", "may", "believe", "anticipate", "estimate", "project", "intend", "will", "plan", "target", "objective", "goal", "should" and similar expressions are intended to identify forward-looking statements.

Although the Company believes that the expectations reflected in any such forward-looking statements are reasonable, there can be no assurance that such expectations will prove to be correct. Any such statements are subject to certain risks and uncertainties including, but not limited to, the ability to successfully and timely complete planned product development and R&D activities, negotiate beneficial agreements with pharmaceutical companies for AAI's products and services (including those providing greater proportions of royalty to milestone payments), select and commercialize therapeutic niches for AAI's own sales while avoiding conflicts with our clients' businesses, obtain additional efficiency and profitability improvements in AAI operations, and obtain regulatory approvals of AAI's products; the ability of contractual marketing alliances to be integrated successfully with AAI's operations without unexpected costs; actual operational performance; the ability to hire and retain qualified personnel; other regulatory approvals; and industry outsourcing trends. Should one or more of these risks or uncertainties materialize, or should underlying assumptions or projections prove incorrect, actual results, performance or financial condition may vary materially from those anticipated, estimated or expected.

The Company assumes no obligation to update its forward-looking statements, or other statements, contained herein. Additional factors that may cause the actual results to differ materially are discussed in Exhibit 99.1 attached hereto and incorporated herein by reference and in the Company's recent filings with the Securities and Exchange Commission ("SEC"), including, but not limited to, the Company's registration statement, as amended, its Annual Report on Form 10-K filed with the SEC on March 30, 2000, and its other periodic filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of global operating activities, is exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change and can have an adverse impact on the Company's operating results. To seek to minimize its risk from foreign exchange movement, the Company uses local debt to fund its foreign operations. If foreign exchange rates were to change 10%, year to date operating results would have been lower by $244,000 due to the change in reported results from European operations.

The Company is also exposed to changes in interest rates on its variable rate debt instruments and leases tied to LIBOR. If interest rates were to change 1%, annual interest expense on variable rate debt and leases tied to interest rates would increase by approximately $288,000, or $72,000 per quarter.






PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

The Company has recently filed the following Form 8-K:

         Dated February 25, 2000, to file two press releases reporting the Company's results of operations for the year ended December 31, 1999, and supplemental financial information for the same period.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            APPLIED ANALYTICAL INDUSTRIES, INC.

Date:    May 12, 2000       By:  /s/ FREDERICK D. SANCILIO
                                 -----------------------------------------------
                                     Frederick D. Sancilio, Ph.D.
                            Chairman of the Board and Chief Executive
                            Officer (Principal Executive Officer)

Date:    May 12, 2000       By:  /s/ WILLIAM L. GINNA, JR.
                                 -----------------------------------------------
                                     William L. Ginna, Jr.
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                  EXHIBIT INDEX

EXHIBIT
   NO.                                DESCRIPTION


3.1 - Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1996)

3.2          - Amended By-laws of the Company

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

10.2 - Applied Analytical Industries, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.3 - Applied Analytical Industries, Inc. 1997 Stock Option Plan, as amended on May 8, 1998, (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998)

10.4 - Lease Agreement dated as of March 7, 1994 between the Company and 5051 New Centre Drive, L.L.C., as landlord, and the Company as tenant (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.5 - Stockholder Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.6 - Development Agreement dated as of April 25, 1994 between the Company and Endeavor Pharmaceuticals Inc. (formerly, GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.7 - Development Agreement dated as of April 4, 1995 between the Company and Aesgen, Inc. (incorporated by reference to Exhibit
             10.13 to the Company's Registration Statement on Form S-1 (Registration No.
             333-5535))

10.8 - Loan Agreement dated as of December 30, 1996 between NationsBank, N.A. and the Company (incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

10.9 - Amendment No. 1, dated February 13, 1998, to the Loan Agreement dated as of December 30, 1996 between NationsBank, N.A. and the Company, (incorporated herein by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

10.10 - Underwriting Agreement dated September 19, 1996 between the Company and Goldman Sachs & Co., Cowen & Company and Lehman Brothers, Inc., as representatives of the underwriters listed on
             Schedule 1 thereto (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.11 - Partnership Agreement dated as of October 2, 1998 between the Company, First Security Bank, N. A. and the Various Banks and Other Lending Institutions Which are Parties Hereto from time to time, as the Holders and as the Lenders and NationsBank, N. A. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.12 - Security Agreement dated as of October 2, 1998 between First Security Bank, N. A., and NationsBank, N. A. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.13 - Amendment No. 1 to the Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.14 - Amendment and Forbearance Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.15 - Pledge Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit
             10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.16 - Security Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit
             10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.17 - Applied Analytical Industries, Inc. 1996 Stock Option Plan, as amended on March 27, 2000 (incorporated by reference to exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)

10.18 - Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A, (incorporated by reference to exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)


27           - Financial Data Schedule (for SEC use only)

99.1         - Risk Factors