Form 10-Q
period 2000-06-30
APPLIED ANALYTICAL INDUSTRIES INC
filed 2000-08-14
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

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

The number of shares of the Registrant's common stock outstanding, as of August 11, 2000, was 17,491,074 shares.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                Table of Contents



The terms "Company", "Registrant" or "AAI" in this Form 10-Q include Applied Analytical Industries, Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
           Consolidated Statements of Operations                           3
           Consolidated Balance Sheets                                     4
           Consolidated Statements of Cash Flows                           5
           Notes to Consolidated Financial Statements                      6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                              11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                      15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              15

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 16

SIGNATURES                                                                17

EXHIBIT INDEX                                                             18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                           Three Months Ended              Six Months Ended
                                                                 June 30,                      June 30,
                                                          ----------------------        ----------------------
                                                           2000           1999           2000           1999
                                                          -------        -------        -------        -------

Net revenues                                              $27,776        $21,691        $52,682        $47,806
                                                          -------        -------        -------        -------

Operating costs and expenses:
   Direct costs                                            13,471         12,260         26,997         26,858
   Selling                                                  3,139          3,407          6,017          6,075
   General and administrative                               7,376          5,826         13,504         11,089
   Research and development                                 1,852          4,091          3,319          5,959
   Transaction, integration, and restructuring costs           --             --             --          6,400
                                                          -------        -------        -------        -------
                                                           25,838         25,584         49,837         56,381
                                                          -------        -------        -------        -------

    Income (loss) from operations                           1,938         (3,893)         2,845         (8,575)

Other income (expense):
   Interest expense                                          (543)          (255)        (1,040)          (434)
   Other, net                                                 140            (17)           254            (49)
                                                          -------        -------        -------        -------
                                                             (403)          (272)          (786)          (483)
                                                          -------        -------        -------        -------

Income (loss) before income taxes                           1,535         (4,165)         2,059         (9,058)
Provision for (benefit from) income taxes                      --         (1,192)            --         (2,322)
                                                          -------        -------        -------        -------

    Net income (loss)                                     $ 1,535        $(2,973)       $ 2,059        $(6,736)
                                                          =======        =======        =======        =======


Basic earnings (loss) per share                           $  0.09        $ (0.17)       $  0.12        $ (0.39)
                                                          =======        =======        =======        =======
Weighted average shares outstanding                        17,473         17,205         17,381         17,202
                                                          =======        =======        =======        =======

Diluted earnings (loss) per share                         $  0.09        $ (0.17)       $  0.12        $ (0.39)
                                                          =======        =======        =======        =======
Weighted average shares outstanding                        17,737         17,205         17,726         17,202
                                                          =======        =======        =======        =======



   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                           Consolidated Balance Sheets
                                 (In thousands)


                                                          June 30,      December 31,
                                                            2000            1999
                                                        -----------       --------
                                                        (Unaudited)
                          ASSETS

Current assets:
  Cash and cash equivalents                               $  3,262        $  2,013
  Accounts receivable                                       34,584          35,064
  Work-in-progress                                          11,246          12,689
  Prepaid and other current assets                          12,723          11,426
                                                          --------        --------
          Total current assets                              61,815          61,192
Property and equipment, net                                 43,349          45,026
Goodwill and other intangibles, net                         11,655          13,040
Other assets                                                 3,770           4,228
                                                          --------        --------

          Total assets                                    $120,589        $123,486
                                                          ========        ========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of long-term debt
     and short-term debt                                  $ 27,323        $ 28,387
  Accounts payable                                           9,088           6,969
  Customer advances                                          6,922           9,146
  Accrued wages and benefits                                 3,935           4,081
  Other accrued liabilities                                  3,195           6,102
                                                          --------        --------
          Total current liabilities                         50,463          54,685
Long-term debt, less current portion                           692             962
Other long-term liabilities                                    730           1,281
Stockholders' equity:
  Common stock                                                  17              17
  Paid-in capital                                           70,146          69,732
  Accumulated deficit                                         (201)         (2,260)
  Accumulated other comprehensive losses                    (1,234)           (906)
  Stock subscriptions receivable                               (24)            (25)
                                                          --------        --------
          Total stockholders' equity                        68,704          66,558
                                                          --------        --------

          Total liabilities and stockholders' equity      $120,589        $123,486
                                                          ========        ========

   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                       Six Months Ended
                                                                           June 30,
                                                                    ---------------------
                                                                      2000         1999
                                                                    -------       -------

Cash flows from operating activities:
  Net income (loss)                                                 $ 2,059       $(6,736)
  Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
        Depreciation  and amortization                                3,603         3,791
        Issuance of stock for services                                  225            --
        Other                                                           (12)           (2)
        Changes in operating assets and liabilities:
            Accounts receivable                                         324           497
            Work-in-progress                                          1,192        (1,377)
            Prepaid and other assets, net                              (886)       (2,580)
            Accounts payable                                          2,183        (1,887)
            Customer advances                                        (2,095)       (2,672)
            Other accrued liabilities                                (3,048)        3,056
                                                                    -------       -------
Net cash provided by (used in) operating activities                   3,545        (7,910)
                                                                    -------       -------

Cash flows from investing activities:
        Disposition of assets                                           287            --
        Purchases of property and equipment, net                     (2,374)       (6,763)
        Pre-acquisition tax settlement                                  602            --
        Other                                                          (117)          (43)
                                                                    -------       -------
Net cash used in investing activities                                (1,602)       (6,806)
                                                                    -------       -------

Cash flows from financing activities:
        Net (payments on) proceeds from short-term borrowings          (481)       12,987
        Payments on long-term borrowings                               (389)       (1,644)
        Exercise of stock options                                       189            --
        Other                                                             2           (44)
                                                                    -------       -------
Net cash (used in) provided by financing activities                    (679)       11,299
                                                                    -------       -------
        Net increase (decrease) in cash and cash equivalents          1,264        (3,417)
Effect of exchange rate on cash                                         (15)         (108)
Cash and cash equivalents, beginning of period                        2,013        12,299
                                                                    -------       -------
Cash and cash equivalents, end of period                            $ 3,262       $ 8,774
                                                                    =======       =======

Supplemental information, cash paid for:
        Interest                                                    $ 1,005       $   178
        Income taxes                                                $     6       $    --


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial information as of December 31, 1999 has been derived from audited financial statements; certain amounts from the year ended December 31, 1999 and the second quarter of 1999 have been reclassified for consistent presentation with current year financial statements. In addition, business segment data presented in Footnote 5 has been restated to more accurately depict management's view of the Company's business lines. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 specifically addresses revenue recognition issues related to certain upfront payments or fees. Under SAB 101, certain upfront fees and payments recognized as income in prior periods would be required to be deferred and recognized in revenue over future periods. The Company is currently evaluating SAB 101 and the effect it will have on its financial statements and revenue recognition polices. Although the Company expects to implement SAB 101 in the fourth quarter of 2000, the cumulative effect of a change in accounting principle must be retroactively adopted as of the beginning of the first quarter of 2000.

2.  MERGERS AND ACQUISITIONS
On March 16, 1999, the Company merged with Medical & Technical Research Associates, Inc. ("MTRA"), a clinical contract research organization located near Boston, Massachusetts, in exchange for approximately 1.3 million shares of AAI stock, including the conversion of MTRA options. The merger has been accounted for as a pooling-of-interests, and accordingly, the accompanying consolidated financial statements include operations of the combined entities for the three and six months ended June 30, 2000 and 1999.

In connection with the merger, the Company recorded a nonrecurring charge to operating income reflecting the costs to complete the transaction, integrate the businesses and realign its workforce to its new combined operating structure. The items included in this charge are detailed in Note 7.

3.  EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and fully diluted earnings per share (in thousands, except per share amounts):


                                                         Three months ended           Six months ended
                                                              June 30,                    June 30,
                                                        --------------------        --------------------
                                                         2000         1999           2000         1999
                                                        -------      -------        -------      -------

Numerator:
   Net income (loss) (1)                                $ 1,535      $(2,973)       $ 2,059      $(6,736)
                                                        =======      =======        =======      =======
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                             17,473       17,205         17,381       17,202
   Effect of dilutive securities:
     Employee stock options (2)                             264           --            345           --
                                                        -------      -------        -------      -------
Denominator for fully diluted earnings per share -
     weighted average shares                             17,737       17,205         17,726       17,202
                                                        =======      =======        =======      =======

Basic earnings per share                                $  0.09      $ (0.17)       $  0.12      $ (0.39)
Diluted earnings per share                              $  0.09      $ (0.17)       $  0.12      $ (0.39)

(1) Numerator for basic and diluted earnings per share

(2) Options to purchase 519,000 weighted average shares in the second quarter of 1999 and 567,000 shares in the first six months of 1999 were not included in diluted earnings per share since their inclusion would be antidilutive.



4.  COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive income
(loss) (in thousands):

                                        Three months ended          Six months ended
                                             June 30,                   June 30,
                                          (In thousands)             (In thousands)
                                       -------------------       ----------------------
                                         2000        1999         2000           1999
                                       ------      -------       ------         -------

Net income (loss)                       $1,535      $(2,973)      $2,059        $(6,736)
Other comprehensive income (loss):
  Currency translation adjustments          32         (370)        (328)        (1,004)
                                        ------      -------       ------        -------
Comprehensive income (loss)             $1,567      $(3,343)      $1,731        $(7,740)
                                        ======      =======       ======        =======

5. FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA (IN THOUSANDS):

                                       Three months ended             Six months ended
                                           June 30,                       June 30,
                                        (in thousands)                 (in thousands)
                                     ----------------------        ----------------------
                                       2000           1999           2000          1999
                                     -------        -------        -------        -------

NET REVENUES:
Research revenues
   Non-clinical                      $13,686        $11,946        $27,073        $25,036
   Clinical                            7,542          6,949         14,533         14,565
                                     -------        -------        -------        -------
                                      21,228         18,895         41,606         39,601
Product sales                          2,010          2,175          4,559          3,687
Product development
   (royalties & fees)                  4,538            621          6,517          4,518
                                     -------        -------        -------        -------
                                     $27,776        $21,691        $52,682        $47,806
                                     =======        =======        =======        =======

United States                        $22,660        $17,918        $42,725        $37,989
Non-U.S                                6,135          4,208         11,788         11,256
Less inter-geographic sales           (1,019)          (435)        (1,831)        (1,439)
                                     -------        -------        -------        -------
                                     $27,776        $21,691        $52,682        $47,806
                                     =======        =======        =======        =======

INCOME (LOSS) FROM OPERATIONS:
Research revenues
  Non-clinical                       $ 3,143        $ 1,963        $ 5,740        $ 4,191
  Clinical                               327           (361)           550           (127)
                                     -------        -------        -------        -------
                                       3,470          1,602          6,290          4,064
Product sales                             39            106             16           (151)
Product development                    2,276         (3,920)         2,435         (3,104)
Corporate                             (3,847)        (1,681)        (5,896)        (2,984)
Corporate restructuring charges           --             --             --         (6,400)
                                     -------        -------        -------        -------
                                     $ 1,938        $(3,893)       $ 2,845        $(8,575)
                                     =======        =======        =======        =======

United States                        $  (540)       $(3,030)       $(1,881)       $(9,701)
Non-U.S                                2,478           (863)         4,726          1,126
                                     -------        -------        -------        -------
                                     $ 1,938        $(3,893)       $ 2,845        $(8,575)
                                     =======        =======        =======        =======


6.  PROVISION FOR INCOME TAXES
The Company's effective tax rate has been affected by prior year losses in Europe. These losses have created a tax asset, which has been fully reserved, and no tax benefit has been recognized. For the three and six months ended June 30, 2000, the provisions for income taxes have been fully eliminated by use of net operating loss carryforwards.

7.  TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS
In connection with the Company's merger with MTRA, certain expenses of the transaction and costs to integrate the two organizations and reorganize the combined business were accrued and recorded in the first quarter of 1999.

Transaction costs were comprised of amounts owed to investment bankers and advisors as a percentage of the total merger consideration and other expenses directly related to the completion of the transaction, including financial reviews and legal fees. Personnel separation costs include the separation of approximately 58 employees in the U.S. and Europe to combine the clinical operations of the companies and realign the workforce in the new organization. Facility and other costs include lease payments required under non-cancelable leases for vacant properties and the write-off of leasehold improvements and equipment, which will become redundant or obsolete due to the transaction. Other costs include integration costs directly related to the merger and other costs resulting from actions taken to merge the operations.

The following table presents the components of the expense recorded and the amounts paid through June 30, 2000 (in thousands):


                                       Total             Paid to
                                      Expense             Date
                                   --------------     --------------
Transaction costs                        $ 1,913            $ 1,913
Personnel separation costs                 1,919              1,729
Facility costs                             2,568              2,457
                                   --------------     --------------
                                         $ 6,400            $ 6,099
                                   ==============     ==============



8.  TRANSACTIONS WITH RELATED PARTIES
In 1999, the Company advanced $300,000 to PharmComm, Inc. ("PharmComm"), a company whose principal stockholders include Dr. Frederick Sancilio, Mr. James Waters and Mr. William Underwood, all directors of AAI. One other stockholder of PharmComm is a member of AAI management.

The advance payment was for services to be rendered by PharmComm during 1999 and 2000 for scanning and indexing services required as part of AAI's regulatory compliance and record retention policies. AAI has engaged PharmComm to perform these services since 1996 and has compensated PharmComm pursuant to written agreements for the services. PharmComm also provides computer validation services to AAI, which are required for compliance with regulatory requirements. The remaining balance on the $300,000 prepayment was approximately $148,000 at June 30, 2000.

The Company also has work-in-progress and receivables due from Aesgen, Inc. ("Aesgen") and Endeavor Pharmaceuticals, Inc. ("Endeavor"). Both Endeavor and Aesgen were organized by AAI and its principal shareholders, and continue to be related parties. The total amount of work-in-progress and receivables at June 30, 2000 related to Aesgen was approximately $624,000 and the amount related to Endeavor was approximately $1,128,000. Revenues recognized from Aesgen and Endeavor totaled $102,000 and $383,000 for the three and six months ended June 30, 2000, and were $467,000 and $1,249,000 for the three and six months ended June 30, 1999.

9.  DEBT
The following table presents the components of current maturities of long-term and short-term debt (in thousands):


                                                                   June 30,     December 31,
                                                                     2000          1999
                                                                   -------        -------

Industrial revenue bonds                                           $   600        $   600
Revolving credit agreement                                          18,653         18,153
German bank debt                                                     7,454          4,780
Current maturities of long-term debt                                   616          4,854
-------------------------------------------------------------      -------        -------
     Current maturities of long-term debt and short-term debt      $27,323        $28,387
-------------------------------------------------------------      =======        =======


U.S. bank term loans                                               $ 1,308        $ 1,697
German term loans                                                       --          4,119
Less current maturities of long-term debt                             (616)        (4,854)
-------------------------------------------------------------      -------        -------
     Total long-term debt due after one year                       $   692        $   962
-------------------------------------------------------------      =======        =======


The Company has a revolving credit facility with a U.S. bank which expires on November 30, 2000. The agreement provides for borrowings of up to $25 million, based upon a borrowing base consisting of portions of fixed assets and accounts receivable, at variable interest rates based on the 30-day London Inter-Bank Offering Rate ("LIBOR"). At the end of the revolving credit period, any outstanding balances under this facility must be repaid. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At June 30, 2000, the Company qualified for the entire $25 million borrowing base of the facility; actual borrowings totaled $18.7 million.

Under the terms of the revolving credit facility and the stand-by letter of credit agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with those covenants at June 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's quarterly results have been, and are expected to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, the commencement, completion or cancellation of large contracts, progress of ongoing contracts, achieving expected levels of licensing and royalty revenues, potential acquisitions, the timing of start-up expenses for new facilities, timing and level of research and development expenditures and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect quarterly results. Accordingly, the Company believes that comparisons of its quarterly financial results may not be meaningful. The Company has also updated the presentation of business segment data, including the restatement of prior year information, to more accurately depict management's view of the Company's business lines. The following discussion and analysis reflects this new segment presentation.

RESULTS OF OPERATIONS:

SECOND QUARTER 2000 COMPARED TO SECOND QUARTER 1999
Overall net revenues for the second quarter of 2000 grew 28% to $27.8 million, compared to $21.7 million in the second quarter of 1999. Research revenues (non-clinical and clinical) were $21.2 million, an increase of 12% over the $18.9 million recorded in the second quarter of 1999. Non-clinical research revenues were up 15% to $13.7 million in the second quarter of 2000, from $12.0 million in the same period of 1999. Non-clinical research revenues increased primarily due to the revenue generated from a significant Product Life Cycle Management ("PLCM") project begun in the second half of 1999. This project is expected to continue through the second half of 2000 and into 2001. Clinical research revenues were up 9% to $7.5 million in the second quarter of 2000, from $6.9 million in the same period of 1999. Clinical research revenues were higher due to increased selling efforts in the U.S.

Product development revenues (royalties & fees) were $4.5 million in the second quarter of 2000 compared to $0.6 million in the prior year period. A significant portion of these revenues resulted from the sale of the rights to methimazole, a drug indicated in the treatment of hyperthyroidism. This transaction also includes a manufacturing supply agreement that the Company believes will benefit future periods. An equally important factor in the revenue increase was the achievement of substantial royalties earned through a PLCM project, which is the Company's way of adding

                                     11
significant value to pioneer products. The Company anticipates that product development revenues will increase in future quarters as additional agreements are signed, but expects that revenues from these contract signings will be intermittent until royalty streams exceed the development fees earned. However, there can be no assurance that the Company will be successful in executing additional product development agreements and increase its future revenue or that the products developed will be commercially successful. Sales of manufactured products were $2.0 million compared to $2.2 million in the second quarter of 1999.

Gross margin dollars were $14.3 million, or $4.9 million higher than the second quarter of 1999. Gross margin as a percentage of revenues was approximately 52% for the second quarter of 2000, compared to 43% for the same period of 1999. The higher gross margin percentage reflects the increase in royalty & fee revenue, as well as on-going cost containment programs initiated late last year and continuing this year. In addition, the second quarter of 1999 was negatively impacted by industry-wide volume decreases, which resulted in capacity underutilization and lower than normal research revenue margins. The Company believes gross margins for the remainder of 2000 will continue to be higher than those achieved in 1999.

Selling, general and administrative costs as a percentage of net revenues decreased to approximately 38% in 2000 compared to 43% for the same quarter in 1999. Selling, general and administrative expenses, in dollars, increased by approximately 14%, primarily due to the recording of reserves related to accounts receivable and work-in-progress. The Company expects SG&A costs to be lower as a percentage of revenues over the remainder of the year.

Research and development expenses were approximately 7% of net revenues in the second quarter of 2000, compared with approximately 19% of revenues for the same period in 1999. Although research and development expenses were lower than the prior year, a substantial increase in such expenditures is anticipated in the second half of 2000 in continuing support of the Company's product development pipeline.

Income from operations was $1.9 million in the second quarter of 2000 as compared to a loss of $3.9 million for the same period of 1999. This substantial turnaround was largely due to the strong mix in revenues, the higher gross margins achieved, and lower R&D spending.

The Company recorded no provision for income taxes in the second quarter of 2000 because the distribution of income was heavily weighted in Europe, where net operating loss carryforwards have been utilized to shelter income from taxation.

Based on the above factors, net income for the second quarter of 2000 was $1.5 million, or $0.09 per share, compared to a net loss of $3.0 million, or ($0.17) per share in the 1999 period.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999 Overall net revenues for the first half of 2000 grew 10% to $52.7 million, compared to $47.8 million in the first half of 1999. Research revenues (non-clinical and clinical) were $41.6 million, an increase of 5% over the $39.6 million recorded in the first half of 1999. Non-clinical research revenues were up 8% to $27.1 million in the first half of 2000, from $25.0 million in the same period of 1999. Non-clinical research revenues increased primarily due to the benefits achieved from the previously mentioned PLCM project, which was begun in the second half of 1999. Clinical research revenues were $14.5 million in the first half of 2000, slightly down from the $14.6 million in the same period of 1999.

Product development revenues were $6.5 million in the first half of 2000 compared to $4.5 million in the prior year period. These revenues were primarily from the sale of the rights to methimazole and the achievement of substantial royalties earned through a PLCM project. Sales of manufactured products were $4.6 million compared to $3.7 million in the first half of 1999.

Gross margin dollars were $25.7 million, or $4.7 million higher than the first half of 1999. Gross margin as a percentage of revenues was approximately 49% for the first half of 2000, compared to 44% for the same period of 1999. The higher gross margin percentage reflects the increase in royalty & fee revenue, as well as on-going cost containment programs initiated late last year and continuing this year.

Selling, general and administrative costs as a percentage of net revenues increased to approximately 37% in 2000 compared to 36% for the same period in 1999. Selling, general and administrative expenses, in dollars, increased by approximately 14%, primarily due to the recording of reserves related to accounts receivable and work-in-progress, the expansion of selling efforts in the first quarter of 2000, as well as continued investment in information systems. The Company expects SG&A costs to be lower as a percentage of revenues over the remainder of the year.

Research and development expenses were approximately 6% of net revenues in the first half of 2000, compared with approximately 12% of revenues for the same period in 1999. As previously discussed, a substantial increase in such expenditures is anticipated in the second half of 2000 in continuing support of the Company's product development pipeline.

Income from operations was $2.8 million in the first half of 2000 as compared to a loss of $8.6 million for the same period of 1999. This substantial turnaround was largely due to the strong mix in revenues, the higher gross margins achieved, and lower R&D spending. Also, in 1999 the Company incurred a $6.4 million pretax charge for costs associated with the merger of MTRA and subsequent restructuring.

The Company recorded no provision for income taxes in the first half of 2000 because the distribution of income was heavily weighted in Europe, where net operating loss carryforwards have been utilized to shelter income from taxation.

Based on the above factors, net income for the first half of 2000 was $2.1 million, or $0.12 per share, compared to a net loss of $6.7 million, or ($0.39) per share in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically funded its business through operating cash flows and proceeds from borrowings. Operating cash provided in the first half of 2000 was $3.5 million, a significant improvement over last year with its net cash usage from operating activities of $7.9 million. Cash payments on borrowings during the first half of 2000 were approximately $.9 million.

Capital expenditures were $2.4 million during the first six months of 2000 compared to $6.8 million during the same period last year. This reduction is part of the Company's plan to lower capital expenditures during 2000. Generally, the Company anticipates total capital expenditures for 2000 to be less than depreciation for the year.

The Company has a revolving credit facility with a U.S. bank which expires on November 30, 2000. The agreement provides for borrowings of up to $25 million, based upon a borrowing base consisting of portions of fixed assets and accounts receivable, at variable interest rates based on the 30-day LIBOR. At the end of the revolving credit period, any outstanding balances under this facility must be repaid. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At June 30, 2000, the Company qualified for the entire $25 million borrowing base of the facility; actual borrowings totaled $18.7 million.

Under the terms of the revolving credit facility and the stand-by letter of credit agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with these covenants at June 30, 2000.

AAI expects that near term growth can be accommodated utilizing existing facilities. The Company is currently in discussions with its major lender to provide a long-term financing solution. The Company is reducing capital expenditures and operating costs in order to increase cash flow available to reduce reliance on bank facilities and reduce borrowing costs. The Company may from time to time seek to supplement cash flow from operations with the issuance of equity securities and additional borrowings. At some point in the future there may be opportunities that require additional external financing, and the Company may from time-to-time seek to obtain funds through the public or private issuance of equity or debt securities. While the Company remains confident that it can secure additional financing if necessary, there can be no assurances that such financing will be available or that the terms will be acceptable to the Company.

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

These forward-looking statements include, among others:

    - All statements discussing liquidity; future, planned or targeted operational or financial expectations, goals or objectives; future, planned or targeted cost reductions and capital expenditures; continued access to financing; and effects of non-compliant computer systems due to Year 2000 issues; and

    - All statements using the words "expect", "may", "believe", "anticipate", "estimate", "project", "intend", "will", "plan", "target", "objective", "goal", "should" and similar expressions are intended to identify forward-looking statements.

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

The Company assumes no obligation to update its forward-looking statements, or other statements, contained herein. Additional factors that may cause the actual results to differ materially are discussed in Exhibit 99.1 attached hereto and incorporated herein by reference and in the Company's recent filings with the SEC, including, but not limited to, the Company's registration statement, as amended, its Annual Report on Form 10-K filed with the SEC on March 30, 2000, its Quarterly report on Form 10-Q filed with the SEC on May 15, 2000, its Form 8-K's, and its other periodic filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of global operating activities, is exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change and can have an adverse impact on the Company's operating results. To seek to minimize its risk from foreign exchange movement, the Company uses local debt to fund its foreign operations. If foreign exchange rates were to increase by 10%, year to date operating results would have been lower by $411,000 due to the reduction in reported results from European operations.

The Company is also exposed to fluctuations in interest rates on its variable rate debt instruments and leases tied to LIBOR. If interest rates were to increase by 1%, annual interest expense on variable rate debt and leases tied to interest rates would increase by approximately $288,000, or $72,000 per quarter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 3, 2000, the Company held its annual meeting of stockholders. The total number of shares outstanding as of the record date, May 3, 2000, was 17,343,248. The matters voted on at the meeting and the results are as follows:

Election of Directors - Terms to expire in 2003:

                                       For                    Withheld
                                       ---                    --------
Dr. Frederick D. Sancilio           14,756,738                174,925
William H. Underwood                14,756,538                175,125

Ratify the appointment of Ernst & Young LLP as independent auditors for the Company for the year ending December 31, 2000:

                  For                  Against             Abstentions
                  ---                  -------             -----------
              14,296,513                5,050                  100

Approve the amendment to the 1997 Stock Option Plan authorizing the issuance of an additional 500,000 options:

                  For                  Against             Abstentions
                  ---                  -------             -----------
               14,255,874              420,294               255,495

Approve the amendment to the Company's Certificate of Incorporation to increase the Board of Directors from seven (7) to nine (9):

                  For                  Against             Abstentions
                  ---                  -------             -----------
               14,911,927              17,936                 1,800

No other matters were voted on at the meeting.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:
A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:
During the second quarter of 2000, the Company filed the following Form 8-K's:
   - Dated May 3, 2000, to file a press release reporting the Company's results of operations for the period ended March 31, 2000.
   - Dated June 2, 2000, to file a press release announcing an alliance with Pharmaceutical Development Center.
   - Dated June 16, 2000, to file a press release concerning comments the Company's Chief Executive Officer made at the Goldman Sachs Healthcare Conference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              APPLIED ANALYTICAL INDUSTRIES, INC.

Date: August 11, 2000         By: /s/ FREDERICK D. SANCILIO
                                 ---------------------------
                                      Frederick D. Sancilio, Ph.D.
                                      Chairman of the Board and Chief Executive
                                      Officer (Principal Executive Officer)

Date: August 11, 2000         By: /s/ WILLIAM L. GINNA, JR.
                                  --------------------------
                                      William L. Ginna, Jr.
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                  EXHIBIT INDEX

EXHIBIT
  NO.                              DESCRIPTION

3.1   -     Amended and Restated Certificate of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1 to the Company's Quarterly
            Report on Form 10-Q for the quarter ended September 30, 1996)

3.2   -     Amendment to Certificate of Incorporation dated May 24, 2000

3.3   -     Amended By-laws of the Company

4.1   -     Articles Fourth, Seventh, Eleventh and Twelfth of the form of
            Amended and Restated Certificate of Incorporation of the Company
            (included in Exhibit 3.1)

4.2   -     Article II of the form of Restated By-laws of the Company (included in Exhibit 3.2)

4.3   -     Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No.
            333-5535))

10.1  -     Employment Agreement dated November 17, 1995 between the Company and
            Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No.
            333-5535))

10.2  -     Applied Analytical Industries, Inc. 1995 Stock Option Plan
            (incorporated by reference to Exhibit 10.3 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-5535))

10.3  -     Applied Analytical Industries, Inc. 1997 Stock Option Plan, as
            amended on May 8, 1998, (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended
            June 30, 1998)

10.4  -     Stockholder Agreement dated as of November 17, 1995 among the
            Company, GS Capital Partners II, L.P., GS Capital Partners II
            Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street
            Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley
            Partners III, L.P., Wakefield Group Limited Partnership, James L.
            Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-5535))

10.5  -     Development Agreement dated as of April 25, 1994 between the Company and Endeavor Pharmaceuticals Inc. (formerly, GenerEst, Inc.)
            (incorporated by reference to Exhibit 10.12 to the Company's
            Registration Statement on Form S-1 (Registration No. 333-5535))

10.6  -     Development Agreement dated as of April 4, 1995 between the Company and Aesgen, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No.
            333-5535))

10.7  -     Underwriting Agreement dated September 19, 1996 between the Company and Goldman Sachs & Co., Cowen & Company and Lehman Brothers, Inc.,
            as representatives of the underwriters listed on Schedule 1 thereto
            (incorporated by reference to Exhibit 10.17 to the Company's
            Quarterly Report on Form 10-Q for the quarter ended September 30,
            1996)

10.8  -     Partnership Agreement dated as of October 2, 1998 between the
            Company, First Security Bank, N. A. and the Various Banks and Other
            Lending Institutions Which are Parties Hereto from time to time, as the Holders and as the Lenders and NationsBank, N. A. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1998)

10.9  -     Security Agreement dated as of October 2, 1998 between First
            Security Bank, N. A., and NationsBank, N. A. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form
            10-K for the year ended December 31, 1998)

10.10 - Amendment No. 1 to the Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.11 - Amendment and Forbearance Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.12 - Pledge Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.13 - Security Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.14 - Applied Analytical Industries, Inc. 1996 Stock Option Plan, as amended on March 27, 2000 (incorporated by reference to exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)

10.15 - Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31,
            1999)

10.16 - First Amendment, dated May 31, 2000, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A.

27    -     Financial Data Schedule (for SEC use only)

99.1  -     Risk Factors