Form 10-Q
period 2000-09-30
APPLIED ANALYTICAL INDUSTRIES INC
filed 2000-11-13
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding, as of November 10, 2000, was 17,631,385 shares.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                Table of Contents



The terms "Company", "Registrant" or "AAI" in this Form 10-Q include Applied Analytical Industries, Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.


                                                                 Page No.
                                                                 --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         Consolidated Statements of Operations                       3
         Consolidated Balance Sheets                                 4
         Consolidated Statements of Cash Flows                       5
         Notes to Consolidated Financial Statements                  6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                        11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                14

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           15

SIGNATURES                                                          16

EXHIBIT INDEX                                                       17

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                     Three Months Ended               Nine Months Ended
                                                                       September 30,                    September 30,
                                                               ------------------------------    ---------------------------
                                                                    2000            1999             2000           1999
                                                               --------------  --------------    ------------   ------------
Net revenues                                                        $ 23,899        $ 22,715         $76,581        $70,521
                                                               --------------  --------------    ------------   ------------

Operating costs and expenses:
   Direct costs                                                       13,678          12,661          40,675         39,519
   Selling                                                             2,967           3,030           8,984          9,105
   General and administrative                                          6,507           5,794          20,011         16,883
   Research and development                                            1,440           2,776           4,759          8,735
   Transaction, integration, and restructuring costs                       -               -               -          6,400
                                                               --------------  --------------    ------------   ------------
                                                                      24,592          24,261          74,429         80,642
                                                               --------------  --------------    ------------   ------------

    Income (loss) from operations                                       (693)         (1,546)          2,152        (10,121)

Other income (expense):
   Interest expense                                                     (559)           (274)         (1,599)          (708)
   Other, net                                                             90               3             344            (46)
                                                               --------------  --------------    ------------   ------------
                                                                        (469)           (271)         (1,255)          (754)
                                                               --------------  --------------    ------------   ------------

Income (loss) before income taxes                                     (1,162)         (1,817)            897        (10,875)
Provision for (benefit from) income taxes                               (441)           (359)           (441)        (2,681)
                                                               --------------  --------------    ------------   ------------

    Net income (loss)                                                 $ (721)       $ (1,458)        $ 1,338        $(8,194)
                                                               ==============  ==============    ============   ============


Basic earnings (loss) per share                                      $ (0.04)        $ (0.08)         $ 0.08        $ (0.48)
                                                               ==============  ==============    ============   ============
Weighted average shares outstanding                                   17,556          17,205          17,439         17,203
                                                               ==============  ==============    ============   ============

Diluted earnings (loss) per share                                    $ (0.04)        $ (0.08)         $ 0.08        $ (0.48)
                                                               ==============  ==============    ============   ============
Weighted average shares outstanding                                   17,556          17,205          17,756         17,203
                                                               ==============  ==============    ============   ============

   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                 September 30,     December 31,
                                                                    2000               1999
                                                               ----------------   ----------------
                                                                 (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents                                          $   1,364          $   1,988
  Accounts receivable                                                   30,089             35,064
  Work-in-progress                                                      10,057             12,689
  Prepaid and other current assets                                      12,448             11,426
                                                               ----------------   ----------------
          Total current assets                                          53,958             61,167
Property and equipment, net                                             42,347             45,026
Goodwill and other intangibles, net                                     10,864             13,040
Other assets                                                             3,755              4,228
                                                               ----------------   ----------------

          Total assets                                               $ 110,924          $ 123,461
                                                               ================   ================

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt
     and short-term debt                                             $  24,517          $  28,362
  Accounts payable                                                       5,547              6,969
  Customer advances                                                      5,014              9,146
  Accrued wages and benefits                                             3,400              4,081
  Other accrued liabilities                                              3,725              6,102
                                                               ----------------   ----------------
          Total current liabilities                                     42,203             54,660
Long-term debt, less current portion                                       626                962
Other long-term liabilities                                                730              1,281
Stockholders' equity:
  Common stock                                                              18                 17
  Paid-in capital                                                       70,300             69,732
  Accumulated deficit                                                     (922)            (2,260)
  Accumulated other comprehensive losses                                (2,009)              (906)
  Stock subscriptions receivable                                           (22)               (25)
                                                               ----------------   ----------------
          Total stockholders' equity                                    67,365             66,558
                                                               ----------------   ----------------

          Total liabilities and stockholders' equity                 $ 110,924          $ 123,461
                                                               ================   ================


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                     Nine Months Ended
                                                                       September 30,
                                                                ----------------------------
                                                                    2000           1999
                                                                ------------   -------------
Cash flows from operating activities:
  Net income (loss)                                                 $ 1,338        $ (8,194)
  Adjustments to reconcile net income (loss)
       to net cash provided by (used in) operating activities:
        Depreciation  and amortization                                5,424           5,719
        Issuance of stock for services                                  225               -
        Other                                                           (74)             (6)
        Changes in operating assets and liabilities:
            Accounts receivable                                       4,609          (1,986)
            Work-in-progress                                          2,042          (1,532)
            Prepaid and other assets, net                              (659)         (5,555)
            Accounts payable                                         (1,272)            (80)
            Customer advances                                        (3,828)         (1,347)
            Other accrued liabilities                                (2,959)            628
                                                                ------------   -------------
Net cash provided by (used in) operating activities                   4,846         (12,353)
                                                                ------------   -------------

Cash flows from investing activities:
        Disposition of assets                                           290               -
        Purchases of property and equipment, net                     (3,320)        (10,453)
        Pre-acquisition tax settlement                                  557               -
        Other                                                          (215)            (45)
                                                                ------------   -------------
Net cash used in investing activities                                (2,688)        (10,498)
                                                                ------------   -------------

Cash flows from financing activities:
        Net (payments on) proceeds from short-term borrowings        (2,585)         13,043
        Payments on long-term borrowings                               (506)         (1,761)
        Exercise of stock options                                       344               -
        Other                                                             1             (22)
                                                                ------------   -------------
Net cash (used in) provided by financing activities                  (2,746)         11,260
                                                                ------------   -------------
        Net decrease in cash and cash equivalents                      (588)        (11,591)
Effect of exchange rate on cash                                         (36)            (83)
Cash and cash equivalents, beginning of period                        1,988          12,299
                                                                ------------   -------------
Cash and cash equivalents, end of period                            $ 1,364        $    625
                                                                ============   =============

Supplemental information, cash paid for:
        Interest                                                    $ 1,318        $    430
        Income taxes                                                $    20        $     33


   The accompanying notes are an integral part of these financial statements.

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial information as of December 31, 1999 has been derived from audited financial statements; certain amounts from the year ended December 31, 1999 and the third quarter of 1999 have been reclassified for consistent presentation with current year financial statements. In addition, business segment data presented in Footnote 5 has been restated to more accurately depict management's view of the Company's business lines. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements. SAB 101 specifically addresses revenue recognition issues related to certain upfront payments or fees. Under SAB 101, certain upfront fees and payments recognized as income in prior periods would be required to be deferred and recognized in revenue over future periods. The Company is currently evaluating SAB 101 and the effect it will have on its financial statements and revenue recognition polices. Although the Company will implement SAB 101 in the fourth quarter of 2000, the cumulative effect of a change in accounting principle must be retroactively adopted as of the beginning of the first quarter of 2000. It is anticipated that the pre-tax cumulative effect adjustment will be approximately $1.5 million as of January 1, 2000, approximately one-half of which will be recognized as revenue in the current year.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, is required to be adopted in the first quarter of fiscal 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of this statement will have a material impact on net earnings or the financial position of the Company.

2.  MERGERS AND ACQUISITIONS

On March 16, 1999, the Company merged with Medical & Technical Research Associates, Inc. ("MTRA"), a clinical contract research organization located near Boston, Massachusetts, in exchange for approximately 1.3 million shares of AAI stock, including the conversion of MTRA options. The merger has been accounted for as a pooling-of-interests, and accordingly, the accompanying consolidated financial statements include operations of the combined entities for the three and nine months ended September 30, 2000 and 1999.

In connection with the merger, the Company recorded a nonrecurring charge to operating income reflecting the costs to complete the transaction, integrate the businesses and realign its workforce to its new combined operating structure. The items included in this charge are detailed in Note 7.

3.       EARNINGS (LOSS) PER SHARE

The following table sets forth the computation of basic and fully diluted earnings per share (in thousands, except per share amounts):

                                                                Three months ended                Nine months ended
                                                                  September 30,                     September 30,
                                                         -------------------------------   -------------------------------
                                                             2000             1999             2000             1999
                                                         --------------   --------------   --------------   --------------
Numerator:
   Net income (loss) (1)                                       $  (721)        $ (1,458)         $ 1,338         $ (8,194)
                                                         ==============   ==============   ==============   ==============
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                                    17,556           17,205           17,439           17,203
   Effect of dilutive securities:
     Employee stock options (2)                                -                -                    317          -
                                                         --------------   --------------   --------------   --------------
Denominator for fully diluted earnings per share -
     weighted average shares                                    17,556           17,205           17,756           17,203
                                                         ==============   ==============   ==============   ==============

Basic earnings per share                                       $ (0.04)        $  (0.08)         $  0.08         $  (0.48)
Diluted earnings per share                                     $ (0.04)        $  (0.08)         $  0.08         $  (0.48)


(1) Numerator for basic and diluted earnings per share.
(2) Options to purchase 244,000 and 493,000 weighted average shares in the third quarters of 2000 and 1999, respectively, and 535,000 shares in the first nine months of 1999 were not included in diluted earnings per share since their inclusion would be anti-dilutive.

4.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive income
(loss) (in thousands):

                                                          Three months ended                  Nine months ended
                                                             September 30,                       September 30,
                                                    --------------------------------   --------------------------------
                                                         2000              1999              2000              1999
                                                    --------------   ---------------   ---------------   --------------
Net income (loss)                                        $   (721)         $ (1,458)         $ (1,338)        $ (8,194)
Other comprehensive income (loss):
  Currency translation adjustments                           (775)              209            (1,103)            (742)
                                                    --------------   ---------------   ---------------   --------------
Comprehensive income (loss)                              $ (1,496)         $ (1,249)         $ (2,441)        $ (8,936)
                                                    ==============   ===============   ===============   ==============

5. FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA (IN THOUSANDS):

                                                Three months ended                 Nine months ended
                                                  September 30,                       September 30,
                                          --------------------------------   -------------------------------
                                              2000              1999              2000             1999
                                          --------------   ---------------   --------------  ---------------
Net revenues:
Research revenues:
   Non-clinical                                 $14,683           $11,383         $ 41,756         $ 36,419
   Clinical                                       7,207             7,380           21,740           21,945
                                          --------------   ---------------   --------------  ---------------
                                                 21,890            18,763           63,496           58,364
Product sales                                     1,491             1,855            6,050            5,542
Product development                                 518             2,097            7,035            6,615
                                          --------------   ---------------   --------------  ---------------
                                                $23,899           $22,715         $ 76,581         $ 70,521
                                          ==============   ===============   ==============  ===============

United States                                   $20,792           $19,094         $ 63,517         $ 57,083
Non-U.S.                                          3,926             4,255           15,714           15,511
Less inter-geographic sales                        (819)             (634)          (2,650)          (2,073)
                                          --------------   ---------------   --------------  ---------------
                                                $23,899           $22,715         $ 76,581         $ 70,521
                                          ==============   ===============   ==============  ===============

Income (loss) from operations:
Research revenues:
  Non-clinical                                  $ 3,321             $ 991         $  9,062         $  5,182
  Clinical                                         (119)             (375)             431             (502)
                                          --------------   ---------------   --------------  ---------------
                                                  3,202               616            9,493            4,680
Product sales                                      (172)               49             (156)            (102)
Product development                              (1,094)             (399)           1,341           (3,503)
Corporate                                        (2,629)           (1,812)          (8,526)          (4,796)
Corporate restructuring charges                       -                 -                -           (6,400)
                                          --------------   ---------------   --------------  ---------------
                                                $  (693)          $(1,546)        $  2,152         $(10,121)
                                          ==============   ===============   ==============  ===============

United States                                   $  (751)          $  (769)        $ (2,632)        $(10,470)
Non-U.S.                                             58              (777)           4,784              349
                                          --------------   ---------------   --------------  ---------------
                                                 $ (693)          $(1,546)        $  2,152         $(10,121)
                                          ==============   ===============   ==============  ===============


6. PROVISION FOR (BENEFIT FROM) INCOME TAXES

Tax benefits have been recognized on U.S. losses, representing refunds available from prior periods or the anticipated tax benefit of loss carryforwards to future periods.

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

The following table presents the components of the expense recorded and the amounts paid through September 30, 2000 (in thousands):

                                           Total            Paid to
                                          Expense            Date
                                       ---------------   --------------
Transaction costs                             $ 1,913          $ 1,913
Personnel separation costs                      1,919            1,729
Facility costs                                  2,568            2,457
                                       ---------------   --------------
                                              $ 6,400          $ 6,099
                                       ===============   ==============


8.       TRANSACTIONS WITH RELATED PARTIES

In 1999, the Company advanced $300,000 to PharmComm, Inc. ("PharmComm"), a company whose principal stockholders include Dr. Frederick Sancilio, Mr. James Waters and Mr. William Underwood, all directors of AAI. One other stockholder of PharmComm is a member of AAI management.

The advance payment was for services to be rendered by PharmComm during 1999 and 2000 for scanning and indexing services required as part of AAI's regulatory compliance and record retention policies. AAI has engaged PharmComm to perform these services since 1996 and has compensated PharmComm pursuant to written agreements for the services. PharmComm also provides computer validation services to AAI, which are required for compliance with regulatory requirements. The remaining balance on the $300,000 prepayment was approximately $50,000 at September 30, 2000.

The Company also has work-in-progress and receivables due from Aesgen, Inc. ("Aesgen") and Endeavor Pharmaceuticals, Inc. ("Endeavor"). Both Endeavor and Aesgen were organized by AAI and its principal shareholders, and continue to be related parties. The total amount of work-in-progress and receivables at September 30, 2000 related to Aesgen was approximately $625,000 and the amount related to Endeavor was approximately $93,000. Revenues recognized from Aesgen and Endeavor totaled $223,000 and $715,000 for the three and nine months ended September 30, 2000, and were $455,000 and $1,704,000 for the three and nine months ended September 30, 1999.

9. DEBT

The following table presents the components of current maturities of long-term and short-term debt (in thousands):

                                                                             September 30,       December 31,
                                                                                  2000               1999
                                                                           ------------------  -----------------
Industrial revenue bonds                                                            $    346           $    575
Revolving credit agreement                                                            16,753             18,153
German bank debt                                                                       6,853              4,780
Current maturities of long-term debt                                                     565              4,854
--------------------------------------------------------------------       ------------------  -----------------
      Current maturities of long-term debt and short-term debt                      $ 24,517           $ 28,362
--------------------------------------------------------------------       ==================  =================


U.S. bank term loans                                                                $  1,191           $  1,697
German term loans                                                                          -              4,119
Less current maturities of long-term debt                                               (565)            (4,854)
--------------------------------------------------------------------       ------------------  -----------------
      Total long-term debt due after one year                                       $    626           $    962
--------------------------------------------------------------------       ==================  =================


The Company has a revolving credit facility with a U.S. bank which expires on November 30, 2000. The agreement provides for borrowings of up to $25 million, based upon a borrowing base consisting of portions of fixed assets and accounts receivable, at variable interest rates based on the 30-day London Inter-Bank Offering Rate ("LIBOR"). At the end of the revolving credit period, any outstanding balances under this facility must be repaid. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At September 30, 2000, the Company qualified for the entire $25 million borrowing base of the facility; actual borrowings totaled $16.8 million.

Under the terms of the revolving credit facility and the stand-by letter of credit agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with those covenants at September 30, 2000.

10. CONTINGENCIES

In July 1999, AAI filed a demand for arbitration against a former client seeking approximately $700,000 for manufacturing services rendered. The former client counterclaimed for $5 million alleging various misrepresentations by the Company. In December 1999, the former client filed suit in North Carolina State Court contesting the arbitration and seeking several million in alleged damages. The Company counter sued the former client for approximately $3.6 million, including interest, for various services rendered in addition to the amounts owed for manufacturing services. On August 31, 2000, the Company and the former client entered into a settlement agreement to dispose of certain related arbitration and litigation actions (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company will receive common stock issued by the former client and each party releases the other from any liability with respect to the alleged claims.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's quarterly results have been, and are expected to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, the commencement, completion or cancellation of large contracts, progress of ongoing contracts, achieving expected levels of licensing and royalty revenues, the timing of start-up expenses for new facilities, timing and level of research and development expenditures and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect quarterly results. Accordingly, the Company believes that comparisons of its quarterly financial results may not be meaningful. The Company has also updated the presentation of business segment data, including the restatement of prior year information, to more accurately depict management's view of the Company's business lines. The following discussion and analysis reflects this new segment presentation.

RESULTS OF OPERATIONS:

THIRD QUARTER 2000 COMPARED TO THIRD QUARTER 1999

Overall net revenues for the third quarter of 2000 grew 5% to $23.9 million, compared to $22.7 million in the third quarter of 1999. Research revenues (non-clinical and clinical) were $21.9 million, an increase of 17% over the $18.8 million recorded in the third quarter of 1999. Non-clinical research revenues were up 29% to $14.7 million in the third quarter of 2000, from $11.4 million in the same period of 1999. Non-clinical research revenues increased primarily due to the revenue generated from a significant Product Life Cycle Management ("PLCM") project begun in the fourth quarter of 1999. This project is expected to continue through the rest of 2000 and into 2001. Clinical research revenues were down 2% to $7.2 million in the third quarter of 2000, from $7.4 million in the same period of 1999. Clinical research revenues were lower due to a slow down in the European clinical operation.

Product development revenues (royalties & fees) were $0.5 million in the third quarter of 2000 compared to $2.1 million in the prior year period. The Company anticipates that product development revenues will increase in future quarters as additional agreements are signed, but expects that revenues from these contract signings will be intermittent until royalty streams exceed the development fees earned. However, there can be no assurance that the Company will be successful in executing additional product development agreements and increase its future revenue or that the products developed will be commercially successful. Sales of manufactured products were $1.5 million compared to $1.9 million in the third quarter of 1999.

Gross margin dollars were $10.2 million, which was slightly higher than the third quarter of 1999. Gross margin as a percentage of revenues was approximately 43% for the third quarter of 2000, compared to 44% for the same period of 1999. The lower gross margin percentage reflects the decrease in royalty & fee revenues, which have minimal associated direct costs. However, gross margins for research revenues were up by five percentage points, primarily resulting from on-going cost containment programs initiated late last year and continuing this year. In addition, the third quarter of 1999 was negatively impacted by industry-wide volume decreases, which resulted in capacity underutilization and lower than normal research revenue margins. The Company believes gross margins for 2000 will be higher than those achieved in 1999.

Selling, general and administrative costs as a percentage of net revenues were approximately 40% in 2000, compared to 39% for the same quarter in 1999. Selling, general and administrative expenses, in dollars, increased by approximately 7%, reflecting the strengthening of the management team and the early stages of the Company's direct pharmaceutical sales effort. The Company expects SG&A costs to remain generally unchanged as a percentage of revenues over the remainder of the year.

Research and development expenses were approximately 6% of net revenues in the third quarter of 2000, compared with approximately 12% of revenues for the same period in 1999. The Company has utilized R&D spending more efficiently by concentrating on its own niche products and has begun phasing out work on generic drug development, which has not yielded profits to support the associated risk.

The loss from operations was $0.7 million in the third quarter of 2000 as compared to a loss of $1.5 million for the same period of 1999. This improvement was largely due to the higher gross margins achieved on research revenues and lower R&D spending, partially offset by the increase in SG&A expenses.

The Company recorded an income tax benefit of $0.4 million in the third quarter of 2000, similar to the benefit taken in the third quarter of 1999. Tax benefits have been recognized on U.S. losses, representing refunds available from prior periods or the anticipated tax benefit of loss carryforwards to future periods.

Based on the above factors, the net loss for the third quarter of 2000 was $0.7 million, or ($0.04) per share, compared to a net loss of $1.5 million, or ($0.08) per share in the 1999 period.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Overall net revenues for the nine months ended September 30, 2000 grew 9% to $76.6 million, compared to $70.5 million in same period of 1999. Research revenues (non-clinical and clinical) were $63.5 million, an increase of 9% over the $58.4 million recorded in 1999. Non-clinical research revenues were up 15% to $41.8 million in the first nine months of 2000, from $36.4 million in the same period of 1999. Non-clinical research revenues increased primarily due to the benefits achieved from the previously mentioned PLCM project, which was begun in the second half of 1999. Clinical research revenues were $21.7 million in the first nine months of 2000, slightly down from the $21.9 million in the same period of 1999.

Product development revenues were $7.0 million in the first nine months of 2000 compared to $6.6 million in the prior year period. Sales of manufactured products were $6.1 million compared to $5.5 million in the first nine months of 1999.

Gross margin dollars were $35.9 million or $4.9 million higher than the first nine months of 1999. Gross margin as a percentage of revenues was approximately 47% for the first nine months of 2000, compared to 44% for the same period of 1999. The higher gross margin percentage reflects the strong mix in revenues, as well as the on-going cost containment programs initiated late last year and continuing this year.

Selling, general and administrative costs as a percentage of net revenues increased to approximately 38% in 2000 compared to 37% for the same period in 1999. Selling, general and administrative expenses, in dollars, increased by approximately 12%, primarily due to the recording of reserves related to accounts receivable and work-in-progress, the expansion of selling efforts in the first quarter of 2000, as well as continued investment in information systems.

Research and development expenses were approximately 6% of net revenues in the first nine months of 2000, compared with approximately 12% of revenues for the same period in 1999. As previously discussed, the Company has taken several steps to utilize R&D spending more efficiently.

Income from operations was $2.2 million in the first nine months of 2000 as compared to a loss of $10.1 million for the same period of 1999. This substantial turnaround was largely due to the strong mix in revenues, the higher gross margins achieved, and lower R&D spending. Also, in 1999 the Company incurred a $6.4 million pretax charge for costs associated with the merger of MTRA and subsequent restructuring.

Based on the above factors, net income for the first nine months of 2000 was $1.3 million, or $0.08 per share, compared to a net loss of $8.2 million, or ($0.48) per share in the 1999 period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its business through operating cash flows and proceeds from borrowings. Operating cash provided in the first nine months of 2000 was $4.8 million, a significant improvement over last year with its net cash usage from operating activities of $12.4 million. This improvement was primarily due to the net income for the current period, as compared to the net loss in 1999, and positive working capital management. Cash payments on borrowings during the first nine months of 2000 were approximately $3.1 million.

Capital expenditures were $3.3 million during the first nine months of 2000 compared to $10.5 million during the same period last year. This reduction is part of the Company's plan to lower capital expenditures during 2000. Generally, the Company anticipates total capital expenditures for 2000 to be less than depreciation for the year.

The Company has a revolving credit facility with a U.S. bank which expires on November 30, 2000. It is anticipated that this facility will be extended for an as yet undetermined period. The agreement provides for borrowings of up to $25 million, based upon a borrowing base consisting of portions of fixed assets and accounts receivable, at variable interest rates based on the 30-day LIBOR. At the end of the revolving credit period, any outstanding balances under this facility must be repaid. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At September 30, 2000, the Company qualified for the entire $25 million borrowing base of the facility; actual borrowings totaled $16.8 million.

Under the terms of the revolving credit facility and the stand-by letter of credit agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with these covenants at September 30, 2000.

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

The Company assumes no obligation to update its forward-looking statements, or other statements, contained herein. Additional factors that may cause the actual results to differ materially are discussed in Exhibit 99.1 attached hereto and incorporated herein by reference and in the Company's recent filings with the SEC, including, but not limited to, the Company's registration statement, as amended, its Annual Report on Form 10-K filed with the SEC on March 30, 2000, its Quarterly Reports on Form 10-Q filed with the SEC on May 15, 2000 and August 14, 2000, its Form 8-K's, and its other periodic filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of global operating activities, is exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change and can have an adverse impact on the Company's operating results. To seek to minimize its risk from foreign exchange movement, the Company uses local debt to fund its foreign operations. If foreign exchange rates were to increase by 10%, year to date operating results would have been lower by $410,000 due to the reduction in reported results from European operations.

The Company is also exposed to fluctuations in interest rates on its variable rate debt instruments and leases tied to LIBOR. If interest rates were to increase by 1%, annual interest expense on variable rate debt and leases tied to interest rates would increase by approximately $272,000, or $68,000 per quarter.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133 "Accounting for Derivative and Hedging Activities" ("SFAS No. 133"). SFAS No. 133, as amended, is required to be adopted in the first quarter of fiscal 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of this statement will have a material impact on net earnings or the financial position of the Company.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

During the third quarter of 2000, the Company filed the following Form 8-K's:

       o Dated August 1, 2000, to file a press release reporting the Company's results of operations for the three and six months ended June 30, 2000.

       o Dated September 29, 2000, to file a press release concerning the status of a development project and related contract negotiations, and the potential effect the contract could have on the Company's third quarter revenues and earnings.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               APPLIED ANALYTICAL INDUSTRIES, INC.

Date:    November 13, 2000     By: /s/ FREDERICK D. SANCILIO
                                  ---------------------------
                                       Frederick D. Sancilio, Ph.D.
                                       Chairman of the Board and Chief Executive
                                       Officer  (Principal Executive Officer)

Date:    November 13, 2000     By: /s/ WILLIAM L. GINNA, JR.
                                  ----------------------------
                                       William L. Ginna, Jr.
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)

                       APPLIED ANALYTICAL INDUSTRIES, INC.
                                  EXHIBIT INDEX

EXHIBIT
    NO.                               DESCRIPTION

3.1 - Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

3.2 - Amendment to Certificate of Incorporation dated May 24, 2000 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.3      - Amended By-laws of the Company (incorporated by reference to Exhibit
         3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

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

10.10 - Amendment No. 1 to the Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.11 - Amendment and Forbearance Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.12 - Pledge Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.13 - Security Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.14 - Applied Analytical Industries, Inc. 1996 Stock Option Plan, as amended on March 27, 2000 (incorporated by reference to exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)

10.15 - Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)

10.16 - First Amendment, dated May 31, 2000, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

27       - Financial Data Schedule (for SEC use only)

99.1     - Risk Factors