Form 10-K
period 2000-12-31
AAIPHARMA INC
filed 2001-04-02
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-21185

                                 AAIPHARMA INC.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES X   NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ ]

The number of shares outstanding of the Registrant's common stock, as of March 28, 2001 was 17,655,001 shares. The aggregate market value for the voting stock held by non-affiliates of the Registrant on March 28, 2001 was approximately $57,070,770.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's 2000 Annual Report to Shareholders are incorporated by reference in Parts I, II and IV hereof. Portions of the Registrant's 2000 Proxy Statement dated approximately April 6, 2001 are incorporated by reference in Part III hereof.

PART  I

ITEM 1.   BUSINESS.

The terms "Company", "Registrant" or "aaiPharma" in this Form 10-K include aaiPharma Inc., its corporate predecessors and its subsidiaries, except where the context may indicate otherwise. The Company was incorporated in 1986, although its corporate predecessor was founded in 1979.

aaiPharma is a specialty pharmaceutical company with comprehensive drug development capabilities in the United States, Europe and Asia. The Company operates in three business segments which include a fee-for-service pharmaceutical services business, a drug product sales business, and a pharmaceutical product development business.

The year 2000 was both an evolutionary and transitional year for aaiPharma. During 2000, aaiPharma continued to build on its 21-year old base as one of the leading drug development contract-services companies in the world. The Company also continued its long-standing research and development efforts to develop and enhance drug products and drug delivery systems for licensing to pharmaceutical company partners, in exchange for royalties and milestone payments.

Near the end of 2000, in order to ensure clarity of operations and managerial focus, aaiPharma established separate business units to carry out these two traditional businesses of the Company - AAI International, with responsibility to provide pharmaceutical development services to the Company's customers, and aaiResearch, with responsibility to carry out the Company's research and development activities and product life cycle management activities.

At the same time, aaiPharma created a new business unit, NeoSan Pharmaceuticals ("NeoSan"), to acquire mature products being divested by major pharmaceutical companies which are late in their product life cycle or which are too small to be of continued interest to the major pharmaceutical companies. Once such products are acquired, NeoSan will engage in direct sales of the Company's own branded drug products. NeoSan will also seek to apply the product life cycle management methods developed by the Company's other business units to rejuvenate and improve the products and expand their product franchises and sales. NeoSan's products are intended to focus on niche product areas where the Company has extensive experience, e.g. oncology, cardiology, pain management, and CNS (central nervous system).

AAI INTERNATIONAL - AAIPHARMA'S FEE-FOR-SERVICE BUSINESS.

aaiPharma's AAI International business unit offers a wide range of pharmaceutical product development services to its customers on a worldwide basis from modern facilities in the United States, Europe and Asia. These services include comprehensive pharmaceutical formulation, testing and manufacturing, and the ability to take newly formulated products into and through the human clinical studies needed for regulatory marketing approval. Such services are supplied on a fee-for-service basis.

AAI International represents a continuity of the services that aaiPharma has been providing to its customers for the past 21 years. AAI International provides these services, both individually and on an integrated fashion, to (i) pharmaceutical partners to help them develop, test, and improve their drug products, (ii) NeoSan to improve NeoSan's proprietary drug products, once such products have been acquired, and (iii) aaiResearch to assist it in its drug development and product life cycle management activities. This business unit provides a strong base of resources, expertise and ideas that allows aaiPharma to develop and improve drug products and carry out product life cycle management activities successfully for its customers and itself.

Since its formation in 1979, aaiPharma has contributed to the submission, approval or continued marketing of a significant number of client products worldwide, encompassing a wide range of therapeutic categories and technologies. The Company believes that its ability to offer an extensive portfolio of high quality drug development and support services enables it to effectively compete as pharmaceutical and biotechnology companies look for a mixture of standalone and integrated drug development solutions that offer cost-effective results on an accelerated basis.

Analytical Services

AAI International provides a wide variety of analytical services, as well as services pertaining to method development and validation, drug product and active pharmaceutical ingredient testing and characterization, microbiological support, stability storage and studies, and technical support and problem solving with respect to pharmaceuticals.

Analytical Services. In support of the drug development and compliance programs of its customers, AAI International offers laboratory services to characterize and measure drug components and impurities. The Company has more than two decades' of experience in providing analytical testing services dedicated exclusively to the drug industry and has developed the scientific expertise, state-of-the-art equipment, and broad range of scientific methods to accurately and quickly analyze almost any compound or product.

Method Development and Validation. AAI International develops and validates methods used in a broad range of laboratory testing necessary to determine physical or chemical characteristics of compounds. Analytical methods are developed to demonstrate potency, purity, stability, or physical attributes. These methods are validated to ensure the data generated by these methods are accurate, precise, reproducible and reliable, and are used throughout the drug development process and in product support testing.

Product Characterization. AAI International has the expertise and instruments required to identify and characterize a broad range of chemical entities. Characterization analysis identifies the chemical composition, structure, and physical properties of a compound, and characterization data forms a significant portion of an application to seek regulatory approval to sell a new or modified drug. AAI International uses numerous techniques to characterize a compound, including spectroscopy, chromatographic analyses and other physical chemistry techniques. Additionally, it uses such information for control testing to be performed throughout development and marketing to confirm consistent drug composition. Once appropriate test methods are developed and validated, and appropriate reference standards are characterized and certified, AAI International can assist clients by routinely testing compounds for clinical and commercial use.

Raw Materials and Product Release Testing. AAI International offers testing required by the U.S. Food and Drug Administration (FDA) and other regulatory agencies to confirm that raw materials used in production of finished drug products, and the resulting finished products themselves, are consistent with established specifications. Due to the incorporation of "just-in-time" inventory control systems in client production schedules, release testing for both raw materials and the finished products often cannot be scheduled by clients in advance, yet must be performed immediately. AAI International believes that its internal scheduling systems, analytical laboratory expertise and systems for prompt testing provide it with a competitive advantage in providing both raw material and batch release testing. AAI International believes that this service enhances its clients' confidence in adopting cost-saving "just-in-time" inventory control systems.

Microbiological Testing. Microbiological testing is an essential indicator to ensure that a drug product, whether raw material or finished product, does not contain harmful micro-organisms. AAI International has significant experience conducting various microbial tests to identify and quantify micro-organisms that may be present, including limulus amebocyte lysate testing, which measures toxic byproducts of micro-organisms, and particulate matter testing, which determines the presence of foreign matter in injectable drug products. AAI International also performs sterility testing to identify the genus and species of any micro-organisms that are present. In addition, it performs tests to determine the effectiveness of antibiotics against micro-organisms and the minimum levels of preservatives necessary in product formulations. AAI International also assists clients with environmental monitoring, including water and air systems testing, using an automated biochemical system to identify micro-organisms that are present and determine whether such systems are within applicable microbial limits. It also assists clients in validating their environmental control systems to ensure compliance with the FDA's Good Manufacturing Practices ("GMP") regulations.

Stability Studies. AAI International provides stability testing and secure storage facilities necessary to establish and confirm product purity, potency and other shelf-life characteristics. Stability testing is required at all phases of product development, from dosage form development through commercial production, to confirm the shelf life of each manufactured batch. AAI International maintains state-of-the-art climate-controlled facilities in the United States and Germany to determine the impact of a range of storage conditions on product integrity. FDA regulations and the regulations of European regulatory authorities require that samples of clinical and commercial products placed in stability chambers be analyzed in a timely fashion after scheduled "pull points" occur, based on the date of manufacture.

Biopharmaceutical Services

AAI International integrates a Phase I clinical study capability with strong bioanalytical and biotechnology expertise to provide biopharmaceutical services to its customers.

Phase I Clinical Services. AAI International has a 48-bed Phase I clinical trial facility located in Research Triangle Park, North Carolina. In such Phase I clinical trials, drugs are administered to human volunteers pursuant to protocols approved by independent review boards and blood samples are taken at the times prescribed in the study protocols for subsequent bioanalytical testing of the plasma samples.

Bioanalytical Testing. AAI International offers bioanalytical testing services to support clinical trials for its clients' pharmaceutical product development needs, analyzing plasma samples to characterize the metabolized forms of the drug and determine the rate of absorption. Bioanalytical studies of new drugs often present challenging and complex issues, with products being metabolized into multiple active and inactive forms, each of which must be measured. AAI International works with its clients to develop and validate analytical methods to permit detection and measurement of the various components to trace levels.

The acquisitions of L.A.B. in 1996 and KCAS in 1998, discussed below, significantly enhanced the bioanalytical capabilities of AAI International.

Biotechnology Analysis and Synthesis. Although the types of analytical investigations of biotechnology products are similar to those required for more traditional pharmaceutical products, the complex molecular structure of many biotechnology products require different technology and expertise. AAI International provides a broad array of biotechnology services, including both analytical and biological testing and method development and validation. AAI International's breadth of services allows it to rapidly deduce and characterize the complex structure of the biotechnology product and measure the molecule or its metabolites in human blood plasma to support clinical trial evaluation. It has expertise in a broad spectrum of biochemical and immunochemical methods for characterization and analysis of biotechnology drugs. These methods include amino acid sequencing, amino acid analysis, peptide mapping, carbohydrate and lipid analysis and electrophoresis. AAI International also has expertise in developing chromatographic methods that precisely evaluate the purity and stability of biotechnology products. This service breadth and diversity of analytical skills and technologies enable AAI International to assist its clients from early product development through the investigational new drug application and product license application stages and commercial production.

Pharmaceutical Services

AAI International provides a variety of pharmaceutical services to its customers, including drug formulation development, manufacturing, and distribution of clinical trial supplies.

Formulation Development Services. AAI International provides integrated formulation development services for its customers' pharmaceutical products, enabling it to take a compound and develop a safe and stable product with desired characteristics. aaiPharma believes that AAI International's formulation expertise and extensive analytical capabilities enable it to provide an efficient, seamless development program, with a dedicated project team tracking the product through all stages of formulation development. AAI International provides such formulation development services during each phase of the drug development process, from new compounds and modifications of existing products to generic versions of branded products, although work on generic versions is being phased out as contracted projects are completed. AAI International's formulation development projects may support a small segment of critical development activities or may last for several years, going from early formulation development to optimized and validated production-scale, packaged product.

AAI International's formulation development expertise spans a broad spectrum of therapeutic areas. It works with clients, and its own product development personnel in the course of proprietary work, to develop products with desired characteristics, including dosage form, strength, release rate, absorption properties, stability and appearance. AAI International has developed significant product and process capabilities that enable it to efficiently solve the complex problems that arise in developing formulations with targeted characteristics and has developed a range of proprietary product technologies that allow it to efficiently achieve desired results in product design and development.

In providing formulation services, AAI International works closely with clients to design and conduct feasibility studies to chart the potential of formulating a drug using a combination of active drug ingredients and inert materials called excipients. Using experimental designs, initial prototype formulations are prepared to identify potential problems in stability, bioavailability and manufacturing. Generally, formulation development is an iterative process, with numerous initial formulations being modified as problems are encountered.

aaiPharma believes that AAI International's experience and expertise in formulation development, as well as certain proprietary technologies, permit it to design efficient protocols for identifying and optimizing formulation prototypes with the greatest potential. Upon selection of the final product prototypes, AAI International develops protocols to scale the product batch size from development stage (e.g., hundreds or thousands of units) to clinical scale (e.g., thousands or millions of units). During the clinical phase, AAI International refines the formulation in response to clinical, bioanalytical and stability data. The manufacturing scale-up process involves identifying and resolving manufacturing problems to facilitate an efficient transfer to the full-scale production equipment of AAI International's clients. Throughout the development process, AAI International develops and validates the analytical methods necessary to test the product to establish and confirm product specifications.

In addition to new drug development, AAI International's formulations team provides product modification and line extension services to clients through product life cycle management contracts entered into by aaiPharma, generally for marketed products facing patent expiration and marketed products which can benefit from formulation improvements in the marketplace. Modifications of existing products offer clients an opportunity to improve product characteristics, increasing product market viability. Improved product characteristics include enhancement of stability, absorption profiles (e.g., quick, controlled or sustained release), taste, and appearance. Product line extensions may include new dosage forms, such as solids, liquids and chewables, as well as new dosage strengths. Product modifications and line extensions offer clients the opportunity to target new patient sub-populations and improve patient compliance. AAI International also has in the past offered formulation services to clients seeking to develop generic products, although such services are being phased out as current contracted projects are completed or terminated.

Manufacturing of Pharmaceuticals. AAI International currently manufactures certain high-potency and high-toxicity drug products in a Level 4 manufacturing facility in Wilmington, North Carolina. AAI International also manufactures inventories of certain drugs developed by the Company on behalf of clients for commercial sale while client production facilities are being built and validated. The Company's manufacturing facilities and equipment are qualified and validated to operate under GMP regulations.

Organic Synthesis. AAI International develops synthesis methods for producing experimental quantities of new compounds needed for analytical characterization, toxicological studies, formulation development, and clinical trials. Through organic synthesis techniques, the Company can produce reference standards of the active compound, specific impurities, degradation by-products, bioassay reference standards, or molecular analogs to permit sufficient quantities of such compounds to be separately characterized and studied.

Distribution of Clinical Trial Supplies. AAI International provides clinical trials materials for Phase I through IV drug-product clinical trials. It has expertise in manufacturing tablets, capsules, sachets, liquids and suspensions, creams, gels, lotions and ointments. aaiPharma believes that outsourcing of clinical supply manufacturing is particularly attractive to pharmaceutical companies that maintain large, commercial-quantity, batch facilities, where clinical supply manufacturing would divert resources from revenue-producing manufacturing. Similarly, pharmaceutical companies often seek to outsource commercial manufacturing of small quantity products. AAI International has a dedicated 20,000 square foot facility in

Wilmington, North Carolina and another facility in Paris, France to distribute and track clinical trial materials used in clinical studies. In addition, AAI International provides its clients with assistance in scaling up production of clinical supply quantities to commercial quantity manufacturing.

Phase I to IV Clinical Services

With the acquisition of L.A.B. and the merger with MTRA, discussed below, the Company expanded its Phase I clinical trial capabilities and added the ability to conduct and monitor Phase II to IV clinical studies and multi-center trials focused in niche therapeutic areas, including hepatic disease, chemotherapeutics and hormone replacement therapy. AAI International's Neu-Ulm, Germany operations include a 76-bed facility for conducting certain Phase I and II clinical trial studies, as well as bioequivalency studies.

AAI International can provide a full range of Phase I-IV clinical services to customers in the pharmaceutical, biotechnology and medical device industries for assistance in the drug development and regulatory approval process in North America. The clinical services include clinical trial management and monitoring, data management and statistics.

Regulatory and Other Consulting Services

AAI International provides consulting services with respect to regulatory affairs, quality compliance, and physical and process validations. It assists in the preparation of regulatory submissions, audits a client's vendors and client operations, conducts seminars, provides training courses, and advises clients on applicable regulatory requirements. AAI International also assists clients in designing development programs for new or existing drugs intended to be marketed in the United States and Europe.

At a client's request, AAI International will either review client-prepared submissions or draft sections and assemble regulatory packages and attend FDA meetings with clients. AAI International assists clients in preparation for FDA inspections and in correcting any deficiencies noted in FDA inspections. In preparation for an FDA inspection, AAI International's regulatory affairs specialists conduct mock inspections to anticipate FDA observations and advise clients of appropriate remedial actions.

AAI International also audits manufacturers of active and excipient ingredients used in the drug product, as well as packaging components, on behalf of clients to ensure that the manufacturers' facilities are in compliance with GMP regulations. Such audits generally include review of the vendor's drug master files, analysis of written standard operating procedures ("SOP's"), review of production records, and observation of operations to ensure that written SOP's are being followed. Audit reports include recommendations to address any deficiencies.

AAI International also advises clients on validation issues concerning their systems and processes and audits client facilities to assist them in validating their processes and their cleaning, water and air handling systems.

AAI International leverages its in-house laboratory training programs by providing training to clients' employees. In addition, it organizes and conducts seminars worldwide on a number of topical industry issues.

AAIRESEARCH - AAIPHARMA'S PRODUCT DEVELOPMENT BUSINESS.

aaiResearch will seek to utilize its extensive research and development capabilities, and the sophisticated service capabilities of the AAI International business unit, as a well-established foundation for the continued growth of its product development program for new and improved drugs and drug delivery technologies.

The objective of the product development business is the growth and utilization of a portfolio of proprietary technologies and patent and intellectual property rights to bring products to market that are safer, more effective, innovative, and more cost-efficient for the patient and health care community. Moreover, growth in the product development business will generate more business, skills and relationships in AAI International's fee-for-service business. Success in both business units will permit aaiPharma to continue to establish itself as a specialty pharmaceutical company.

aaiPharma has historically dedicated a portion of its technical resources and operating capacity to internal drug and technology development with the objective of licensing marketing rights to third parties. This strategy continues to be pursued today. It also provides product development services for clients' new and existing products that generate royalties, milestone payments and upfront fees for the Company and is planned for use with NeoSan's products as well.

aaiResearch's internal product and technology development program has resulted in multiple product applications filed with the FDA and European regulatory agencies. Many of these products have been licensed or sold. Others are still in development. The internal development program has also resulted in patents covering drug technology and numerous pending patent applications. During 2000, aaiPharma filed 14 new patent applications with the U.S. Patent and Trademark Office and with international patent authorities.

Over the last five years, the Company has significantly increased its investment in its internal product development program. The Company anticipates that internal product development revenues, including royalties and milestone license payments, will represent a growing proportion of its revenue over time. However, there can be no assurance that internal development projects will yield products that will be approved by the appropriate regulatory authorities or will be attractive to potential clients.

In addition, from time to time, the Company has entered into contracts with pharmaceutical partners, only to have certain of those partners terminate the relevant development program and/or breach their obligations to carry through with their contracts and obligations to pay royalties to the Company. The Company has brought a lawsuit against Teva Pharmaceuticals USA Inc. in state court in North Carolina with respect to certain of such contracts, seeking to enforce its contractual rights thereunder. Therefore, there can be no assurance that partners to contracts with aaiPharma will not breach those contracts and/or terminate projects. Although there is a risk that any particular development project may not produce revenues, aaiPharma believes that the profit margins from successful drug and technology development projects could potentially exceed the margins for standard fee-for-service engagements. aaiPharma has in the past pursued, and aaiResearch is now pursuing, multiple drug and technology development projects in order to manage risk in each particular effort.

In 1994, as part of its internal development program, aaiPharma organized Endeavor Pharmaceuticals, Inc. ("Endeavor") with certain financial investors and an affiliate of Schering AG to continue the development of certain generic hormone products then under development by aaiPharma. aaiPharma assigned its rights to such products to Endeavor in return for approximately 47% of Endeavor's equity during a private placement of Endeavor stock, and aaiPharma entered into a contract with Endeavor to continue product development and clinical supply manufacture. In 1999, aaiPharma purchased certain product rights and validated manufacturing equipment from Endeavor as consideration for reducing the Endeavor outstanding receivable and work-in-progress balances. In November 2000, Endeavor raised $46 million through the issuance of Series E preferred stock to certain of its existing investors and a consortium of investment funds. Following the completion of this round of funding, aaiPharma continues to own approximately 14% of the fully-diluted common equity of Endeavor. The Company believes that such services were and are provided to Endeavor at terms that are no less favorable than terms that would be obtained from an unrelated third party.

In 1995, aaiPharma entered into an agreement with Aesgen, Inc. ("Aesgen"), a company organized by aaiPharma with an affiliate of Mayo Clinic, MOVA Pharmaceutical Corporation, and certain financial investors, to develop certain pharmaceutical products. Six products developed by aaiPharma for Aesgen have been approved by the FDA. In 1996, aaiPharma sold to Aesgen marketing rights to a product being developed by aaiPharma. Under the agreement, Aesgen will pay license fees and additional royalties upon marketing the product, although there can be no assurance that the product will be approved by the FDA or marketed. aaiPharma holds a $1.6 million non-voting, non-convertible preferred stock investment in Aesgen.

In addition to its development work for Endeavor and Aesgen, aaiPharma has continued its internal development of products to be licensed to third parties that have marketing and distribution capabilities. aaiPharma has entered into numerous licensing agreements for products that are currently in development. The terms of the agreements vary as to amounts of milestone payments, as well as methods and extent of revenue participation. While aaiPharma anticipates that most of its product licensing agreements will provide that prospective clients will ultimately sponsor the approved product, in certain instances aaiPharma has made submissions for internally developed products in its own name.

Continuing to leverage its development capabilities, aaiPharma has moved into product line extension development and has also begun reviewing new compounds that are chemically similar to currently marketed products with proven therapeutic and safety profiles, and that offer improved characteristics over the marketed product. Such improved characteristics would include enhanced or new therapeutic indices, reduced side effects, improved bioavailability and improved pharmacokinetics. Because considerable toxicity data already exists for the marketed product, aaiPharma believes that product line extensions and pro-drugs generally could be developed with less risk of failure and in a shorter time frame than new chemical entity development. aaiPharma believes that virtual and limited-resource drug companies provide opportunities to enter into collaborative ventures to identify and develop these types of compounds.

As an adjunct to the internal development program, aaiPharma has sought to protect certain intellectual property it has developed relative to the drug development process. aaiPharma has established a patent committee that meets periodically to review employee-generated submissions of possible patentable subject matter. The patent committee reviews the novelty and usefulness of the submission and, with input from the marketing department as to commercial viability, determines to either pursue a patent application or designate the submission as a trade secret.

aaiPharma's internal development program has yielded multiple issued patents and has several pending applications. For example, aaiPharma's patented Pro-Sorb(R) formulation technology has been shown to facilitate the oral absorption of a number of non-steroidal anti-inflammatory drugs or NSAIDs, such as diclofenac, to reduce gastric irritation and speed the onset of therapeutic activity. In addition, aaiPharma has patented a novel oral delivery system for certain biotechnology compounds that may currently be administered only by injection. aaiPharma is seeking licensing partners for its other recently-developed technologies.

NEOSAN PHARMACEUTICALS - AAIPHARMA'S PRODUCT SALES BUSINESS.

A new business unit of aaiPharma formed near the end of 2000, NeoSan is actively in the process of identifying and bidding to acquire mature pharmaceutical products in selected therapeutic areas. These products are typically being divested by the Company's customers. NeoSan is seeking products which it can improve by applying the extensive research, development, pharmaceutical services, and product life cycle management capabilities of NeoSan's sister business units within aaiPharma. NeoSan intends to directly market these acquired and/or improved products under the NeoSan Pharmaceuticals brand, either directly or through contract sales forces.

NeoSan has a major opportunity in offering product life cycle management services to the Company's customers, as well as applying the same approaches to its own proprietary products acquired or developed by NeoSan.

Product life cycle management (PLCM) offers product modification and line extension opportunities to clients, generally for marketed products facing patent expiration and marketed products which can commercially benefit from formulation improvements. Modifications of existing products offer clients an opportunity to improve product characteristics, increasing product market viability. Improved product characteristics include enhancement of stability, absorption profiles (e.g., quick or sustained release), taste, and appearance. Product line extensions may include new dosage forms, such as solids, liquids and chewables, as well as new dosage strengths. Product modifications and line extensions offer clients the opportunity to target new patient subpopulations and improve patient compliance.

PLCM activities also can lead to new inventions and discoveries in the course of the research and development work, providing new opportunities for long-term patent protection for the modified products and potential long-term value for NeoSan and its licensees.

aaiPharma's intention is for NeoSan to become a major portion of the Company's overall business as promptly as NeoSan is able to find, bid for, and acquire niche pharmaceutical products that meet its targeted requirements, and to improve such products through product life cycle management approaches.

HISTORICAL ACQUISITIONS AND TRANSACTIONS.

In December 1996, aaiPharma acquired L.A.B. Gesellschaft fur pharmakologische Untersuchungen mbH & Co KG. ("L.A.B."). L.A.B. was a European contract research and development organization headquartered in Neu-Ulm, Germany with principal operating units in Neu-Ulm and Munich, Germany; Paris, France, and Arnhem, Netherlands as well as a sales office in London, England. The former L.A.B. operations are now included in AAI International. These European operations focus on both clinical and non-clinical pharmaceutical product development and provide services that include drug formulation development; chemical analysis; Phase I clinical trial studies; bioanalytical testing; and European regulatory consulting. These European operations also provide Phase II-IV multi-center clinical trial studies focused in niche therapeutic areas including hepatic disease, chemotherapeutics, and hormone replacement therapy.

In September 1998, aaiPharma acquired Kansas City Analytical Services, Inc. ("KCAS"), a bioanalytical services company located in the Kansas City, Kansas area. The former KCAS operations offer bioanalytical testing of products to large and small pharmaceutical development companies. The addition of KCAS in 1998 significantly increased aaiPharma's bioanalytical testing capacity.

In March 1999, a subsidiary of aaiPharma merged with Medical & Technical Research Associates, Inc., ("MTRA"), a clinical research organization incorporated under the laws of Massachusetts and located in Natick, Massachusetts. MTRA, part of the AAI International business unit, offers clinical Phase II - IV studies predominately in the U.S. market to large and small pharmaceutical companies. The merger with MTRA in 1999 significantly increased aaiPharma's ability to provide clinical testing to U.S. customers and enable it to compete for global clinical trial engagements.

The MTRA merger was accounted for as a pooling-of-interests, and accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of MTRA as though MTRA had always been a part of aaiPharma. Results for the years ended December 31, 2000, 1999 and 1998 represent the combined results of aaiPharma and MTRA.

As part of the Company's establishment of AAI International as a separate business unit, the Company is in the process of changing MTRA's name to AAI International and merging KCAS into AAI International.

INFORMATION TECHNOLOGY

aaiPharma has made significant investments in information technology. The Company's customized data management system connects analytical instruments with multiple software architectures permitting automated data capture. aaiPharma believes that information technology will enable it to expedite the development process by designing innovative services for individual client needs, providing project execution, monitoring and control capabilities that exceed a client's internal capabilities, streamlining and enhancing data presentation to the FDA and enhancing its own internal operational productivity while maintaining its quality.

In 2000, aaiPharma continued its implementation of an enterprise wide financial and operational integrated management information system, including significant systems licensed from SAP. Certain financial components became operational at year-end 1998, other operational management systems followed later in 1999 and 2000. The new system will eventually be implemented in all subsidiaries and allows for expansion in a consistent and controlled manner.

CLIENTS

The Company has provided services to most of the major pharmaceutical companies in the world. aaiPharma believes that concentration of business among certain large clients is not uncommon in its industry. It has experienced such concentration in the past and may experience such concentration in the future. Although aaiPharma strives to reduce its reliance on a limited number of major clients, there can be no assurance that the Company's business will not be dependent upon certain major clients, the loss of which could have a material adverse effect on the Company. In addition, due to the project nature of aaiPharma's business, there can be no assurance that significant clients in any one period will continue to be significant clients in other periods. In 2000, one customer accounted for approximately 15% of the Company's revenue. No single customer accounted for more then 10% of the Company's revenue in 1999 or 1998.

MARKETING AND BUSINESS DEVELOPMENT

Since its inception, the Company has taken a customer-focused approach in marketing its services, often placing the Company's technical personnel with its clients' development teams to participate in planning meetings for the development of a product. The Company assigns sales and technical personnel as contacts for its larger clients, understanding that technical personnel may be better able to identify the full scope of the client's needs and suggest innovative approaches before the client formally develops the parameters of an anticipated project. Generally, the Company also hosts multiple technical seminars each year for the pharmaceutical and biotechnology industries, addressing a variety of formulation development issues, stability testing and other topics.

CONTRACTUAL ARRANGEMENTS

The Company's third-party product development contracts typically provide for upfront fees, milestone payments and royalties. The commercialization of the product is the responsibility of the marketing partner. AAI International's fee-for-service contracts are typically evidenced by signed service estimates establishing an estimated fee for identified services. During the Company's performance of a project, clients often adjust the scope of services to be provided by the Company in light of interim project results, at which time the amount of fees is adjusted accordingly. Generally, AAI International's fee-for-service contracts are terminable by the client upon notice of 30 days or less, although certain major formulation development and manufacturing agreements are not unilaterally terminable by the client. Although the contracts typically permit payment of certain fees for winding down a project, the loss of a large contract or the loss of multiple contracts could adversely affect the Company's future revenue and profitability. Contracts may be terminated for a variety of reasons, including the client's decision to forego a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing.

BACKLOG

Backlog consists of anticipated net revenues from signed service estimates and other fee-for-service contracts that have not been completed and provide for a readily ascertainable price. Once contracted work begins, net revenues are recognized as the service is performed. In certain cases, the Company begins work for a client before a contract is signed. Accordingly, backlog does not include anticipated net revenues for which the Company has begun work but for which the Company does not have a signed service estimate, or for any variable-priced contracts. In addition, during the course of a project, the client may substantially adjust the requested scope of services and corresponding adjustments are made to the price of services under the contract.

aaiPharma believes that its backlog as of any date is not a meaningful predictor of future results because the backlog can be affected by a number of factors, including variable size and duration of contracts and adjustments in the scope of a contracted project as interim results become available. Additionally, contracts generally are subject to termination by clients upon 30 days notice or less. Moreover, the scope of a contract can change over the course of a project. At December 31, 2000 and 1999, backlog was approximately $91.4 and $75.2 million, respectively. Of the 2000 amount, approximately $29.6 million is not expected to be filled within year 2001.

COMPETITION

The Company competes primarily with in-house research, development, quality control and other support service departments of pharmaceutical and biotechnology companies, as well as university research laboratories. In addition, the Company believes that although there are numerous competitors in its industry, there are few competitors that offer the depth or breadth of scientific capabilities that it provides. Certain of the Company's competitors may have significantly greater resources than the Company. Competitive conditions for service areas vary.

Competitive factors include reliability, turn-around time, reputation for innovative and quality science, capacity to perform numerous required services, financial viability, and price. The Company believes that it competes favorably in these areas.

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

U.S. regulations apply to all phases of drug manufacture, testing, and record keeping, including personnel, facilities, equipment, control of materials, processes, laboratories, packaging, labeling, and distribution. Noncompliance with such regulations by the Company in a project could result in disqualification of data collected by the Company for such project. Material violation of regulatory requirements could result in additional regulatory sanctions. In severe cases, violations could result in a mandated closing of the Company's facilities which would materially and adversely affect the Company's business.

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

Certain of the Company's development and testing activities are subject to the Controlled Substances Act, administered by the Drug Enforcement Administration (the "DEA"), which strictly regulates all narcotic and habit-forming substances. The Company maintains separate, restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA.

The Company's activities involve the controlled use of hazardous materials and chemicals. The Company is subject to federal, state and local laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products and is insured against losses arising out of the normal course of business operations. Although aaiPharma believes that its safety procedures for handling and disposing of such materials comply with the standards prescribed by federal, state and local laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, the Company could be held liable for any damages that result which could materially and adversely affect the financial condition of the Company.

EMPLOYEES

At December 31, 2000, the Company had approximately 1,126 full-time equivalent employees, of which 54 hold Ph.D. or M.D. degrees, or the foreign equivalent. The Company believes that its relations with its employees are good. None of the Company's employees in the U.S. are represented by a union. German and French law provide certain representative rights to employees.

The Company's performance depends on its ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for such skilled personnel is high. The Company believes that its employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with the Company. While the Company has not experienced any significant problems in attracting or retaining qualified staff, other than in its Research Triangle Park and Natick locations where competition for trained personnel is particularly strong, there can be no assurance that the Company will be able to avoid these problems in the future.

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

SPECIAL ITEM.  EXECUTIVE OFFICERS OF THE COMPANY.

The following information sets forth the name, age, principal occupation and business experience for the executive officers of the Company.

Frederick D. Sancilio, Ph.D., 51, Chairman of the Board, President, Chief Executive Officer and Director. Dr. Sancilio has served in his current capacity for more than five years. Before founding the Company in 1979, Dr. Sancilio's experience in the pharmaceutical industry included various positions with Burroughs-Wellcome Co., Schering-Plough Corporation, and Hoffmann-LaRoche, Inc. He has published more than 30 scientific articles discussing various aspects of pharmaceutical chemistry and regularly makes scientific presentations at pharmaceutical seminars and meetings worldwide.

Gregory S. Bentley, 51, Executive Vice President, General Counsel and Secretary. Mr. Bentley has served as Executive Vice President, Secretary and General Counsel of the Company since June 1999. Prior to joining the Company, Mr. Bentley served from 1994 to 1999 as Vice President, Regulatory and Quality for Siemens Medical Systems, Inc., a leading medical device company and a subsidiary of Siemens Corporation. Prior to joining Siemens Corporation as associate general counsel in 1986, Mr. Bentley practiced law with Shearman & Sterling in New York.

William L. Ginna, Jr. 48, Executive Vice President and Chief Financial Officer. Prior to joining the Company in February 2000, Mr. Ginna served as Vice President and Chief Financial Officer for London International Group, a medical and consumer products distributor. Mr. Ginna, a Certified Public Accountant, also spent ten years with Athlone Industries, Inc., a New York Stock Exchange manufacturer of specialty steels and consumer products, where he most recently was Vice President and Controller.

David Johnston, Ph.D., 50, Executive Vice President and Chief Operating Officer, Non-clinical Operations, of aaiPharma; President of AAI International. Prior to joining the Company in January 2000 as Executive Vice President, Non-clinical Operations, Dr. Johnston served as President of Oread Laboratories and Executive Vice President of Drug Development of Oread, Inc. a contract research organization located in Lawrence, Kansas. Prior to joining Oread, Dr. Johnston served as Vice President of Pharmaceutical Product Development of Sanofi, a pharmaceutical company, directing more than 50 scientists in the area of drug development.

Philip S. Tabbiner, D.B.A., 45, Executive Vice President of aaiPharma; President, NeoSan Pharmaceuticals. Prior to joining the Company in 2000, Dr. Tabbiner held various positions in the pharmaceutical industry over a twenty year career. Dr. Tabbiner has held executive level positions with The DuPont Merck Pharmaceutical Company, Chiron Diagnostics and Bayer Corporation.

George E. Van Lear, Ph.D., 60, Executive Vice President of aaiPharma; President, aaiResearch. Dr. Van Lear has over 30 years of experience in the pharmaceutical industry. Dr. Van Lear previously worked for the Company in the 1980's, and most recently served as President of Senetek PLC, a biotech company.

William H. Underwood, 53, Executive Vice President and Director. Mr. Underwood has served in his current position since 1992 and has been a Director since 1996. He also served as Chief Operating Officer from 1995 to May 1997. He has held various positions in the pharmaceutical and cosmetic industries, prior to joining the Company in 1986, with Mary Kay Cosmetics, Inc. and Burroughs-Wellcome Co.

ITEM 2.  PROPERTIES.

The Company's principal executive offices are located in Wilmington, North Carolina, in a 73,000-square foot leased facility. The Company's primary U.S. facilities are located in Wilmington, North Carolina; Research Triangle Park, North Carolina; North Brunswick, New Jersey; Natick, Massachusetts; and Shawnee, Kansas; constituting approximately 405,000 square feet of total operational and administrative space. The Company's primary European facilities are located in Neu-Ulm, Germany and include approximately 112,000 square feet of operational and administrative space. The German facility is leased under renewable leases expiring in 2008. The Company maintains other operating locations at leased facilities in San Bruno, California; Toronto, Canada; Munich, Germany; Paris, France; and Arnhem, Netherlands. The Company maintains sales offices in Los Angeles and San Jose, California; Brussels, Belgium; Canterbury and Kent, England; Budapest, Hungary; Rome, Italy; Tokyo, Japan; Warsaw, Poland; and Basel, Switzerland. The Company also has joint operations with Shanghai Second Medical University located in Shanghai, China and Tonji University in Wuhan, China. The Company believes that its facilities are adequate for the Company's operations and that suitable additional space will be available when needed.

ITEM 3.  LEGAL PROCEEDINGS.

The Company may be party to lawsuits and administrative proceedings incidental to the normal course of its business which are not considered material. Management does not believe that any liabilities related to such lawsuits or proceedings will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

In July 1999, aaiPharma filed a demand for arbitration against a former client seeking approximately $700,000 for manufacturing services rendered. The former client counterclaimed for $5 million alleging various misrepresentations by the Company. In December 1999, the former client filed suit in North Carolina State Court contesting the arbitration and seeking several million dollars in alleged damages. The Company countersued the former client for approximately $3.6 million, including interest, for various services rendered in addition to the amounts owed for manufacturing services. On August 31, 2000, the Company and the former client entered into a settlement agreement to dispose of certain related arbitration and litigation actions (the "Settlement Agreement"). Under the terms of the Settlement Agreement, the Company received common stock issued by the former client and each party released the other from any liability with respect to the alleged claims.

In September 2000, aaiPharma filed a lawsuit against a contract partner in state court in North Carolina seeking unspecified damages for breach of a product development and sales contract under which aaiPharma was developing a product for subsequent commercial sale by such contract partner. The contract partner has counterclaimed, alleging breach of contract and other claims against the Company. The litigation is in the discovery stage at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of 2000, the Company held a special meeting whereby the stockholders approved an amendment to the Company's Certificate of Incorporation to change the name of the Company to aaiPharma Inc. The results of the voting were:

           For                     Against                  Abstentions
           ---                     -------                  -----------
        15,537,786                  23,735                      2,480

No other matters were voted on at the meeting.


PART  II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

The price range of the Company's common stock, which is traded on the NASDAQ market under the symbol "AAII," is listed below by quarter for the years ended December 31, 2000 and 1999:

                                               Quarter
                         ----------------------------------------------------
                         First          Second         Third           Fourth
                         -----          ------         -----           ------

2000
     High                $11 1/2        $11  1/4       $ 9  5/8        $10  3/16
     Low                 $ 7 7/8        $ 6  5/16      $ 7  5/8        $ 6  7/8

1999
     High                $26 9/16       $14  11/16     $12             $13  1/8
     Low                 $11            $10  7/8       $ 4  7/8        $ 7  3/8

The Company estimates there were approximately 1,400 holders of record for its common stock as of March 28, 2001. No cash dividends were declared during 2000 or 1999.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.
The information required by Item 6 is included in the section titled "Selected Financial Data" of the Annual Report and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The information required by Item 7 is included in the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Annual Report and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company, as a result of global operating activities, is exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. Dollar equivalent of revenues and expensed denominated in foreign currencies change and can have an adverse impact on the Company's operating results. To seek to minimize its risk from foreign exchange movement, the Company may use local debt to fund its foreign operations. If foreign exchange rates were to increase by 10%, operating results would have been lower by $467,000 in 2000 due to the reduction in reported results from European operations.

The Company is also exposed to fluctuations in interest rates on its variable rate debt instruments and leases tied to LIBOR. If interest rates were to increase by 1%, annual interest expense on variable rate debt and leases tied to interest rates would increase by approximately $234,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by Item 8 is included in the "Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Stockholders' Equity and Notes to Consolidated Financial Statements" of the Annual Report and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors of the Company and their business experience are set forth on pages 2-3 of the Proxy Statement for Annual Meeting of Stockholders, dated approximately April 6, 2001 (the "Proxy Statement") and are incorporated herein by reference. The discussion of executive officers of the Company is included in
Part I under "Executive Officers of the Company."

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Certain relationships and related transactions with management are described on pages 12-14 of the Proxy Statement and in Items 11 and 12, and are incorporated herein by reference.


PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1) and (2) - The response to this portion of Item 14 is submitted as a separate section of this report and reference is hereby made to Item 8.

(b) During the fourth quarter of 2000, the Company filed the following Form
8-Ks:

- -    dated November 9, 2000, to file a press release reporting the Company's consolidated results of operations for the three and nine months ended September 30, 2000

- -    dated November 27, 2000, reporting the Company's filing with the Delaware
     Secretary of State a Certificate of Amendment to its Certificate of Incorporation changing the Company's name to aaiPharma Inc. pursuant to a resolution passed by the Company's stockholders

(c) Exhibits - A list of the exhibits required to be filed as part of this Report on Form 10-K is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

(d) FINANCIAL STATEMENT SCHEDULE

Schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                                                     SCHEDULE II


                                 aaiPharma Inc.
                        VALUATION AND QUALIFYING ACCOUNTS
                                 (In thousands)

                                            Charged to
                    Balance at  Charged to    other                   Balance at
                    beginning   costs and   accounts -  Deductions -   end of
Description         of period    expenses    describe    describe      period
- ------------------- ----------  ----------  ----------  ------------  ----------

Allowance for
  doubtful accounts

     1998              1,297         325        48 (2)     (450) (1)     1,220
     1999              1,220       2,935       875 (3)   (1,916) (1)     3,114
     2000              3,114       1,713        --       (3,998) (4)       829

- -------------------------

(1) Represents amounts written off as uncollectible accounts receivable
(2) Represents allowance on accounts assumed in acquisition
(3) Represents restructuring reserve usage
(4) Approximately $2.9 million was written down under the terms of a settlement agreement with a former client. The remainder was written off as uncollectible accounts receivable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ FREDERICK D. SANCILIO         Chairman of the Board,        March 30, 2001
- --------------------------------  President and Chief Executive
    Frederick D. Sancilio, Ph.D.  Officer

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

           SIGNATURES                       TITLE                      DATE
           ----------                       -----                      ----

/s/ FREDERICK D. SANCILIO         Chairman of the Board,        March 30, 2001
- --------------------------------  President, Chief Executive
    Frederick D. Sancilio, Ph.D.  Officer and Director
                                  (Principal Executive Officer)

/s/ WILLIAM L. GINNA, JR.         Executive Vice President and  March 30, 2001
- --------------------------------  Chief Financial Officer
    William L. Ginna, Jr.

/s/ JOHN D. HOGAN                 Controller (Principal         March 30, 2001
- --------------------------------  Accounting Officer)
    John D. Hogan

/s/ WILLIAM H. UNDERWOOD          Executive Vice President      March 30, 2001
- --------------------------------  and Director
    William H. Underwood

/s/ JOHN E. AVERY                 Director                      March 30, 2001
- --------------------------------
    John E. Avery

/s/ JOSEPH H. GLEBERMAN           Director                      March 30, 2001
- --------------------------------
    Joseph H. Gleberman

/s/ JAMES G. MARTIN               Director                      March 30, 2001
- --------------------------------
    James G. Martin, Ph.D.

/s/ RICHARD G. MORRISON           Director                      March 30, 2001
- --------------------------------
    Richard G. Morrison Ph.D.

/s/ JOHN M. RYAN                  Director                      March 30, 2001
- --------------------------------
    John M. Ryan

/s/ JAMES L. WATERS               Director                      March 30, 2001
- --------------------------------
    James L. Waters

                                 AAIPHARMA INC.
                                  EXHIBIT INDEX

EXHIBIT
NO.                                  DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

3.2 Amendment to Certificate of Incorporation dated May 24, 2000 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.3      Amended By-laws of the Company (incorporated by reference to Exhibit
         3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.1 Articles Fourth, Seventh, Eleventh and Twelfth of the form of Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

4.2 Article II of the form of Restated By-laws of the Company (included in Exhibit 3.2)

4.3 Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.1 Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.2 Applied Analytical Industries, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.3 Applied Analytical Industries, Inc. 1997 Stock Option Plan, as amended on May 8, 1998, (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1998)

10.4 Stockholder Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.5 Development Agreement dated as of April 25, 1994 between the Company and Endeavor Pharmaceuticals Inc. (formerly, GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.6 Development Agreement dated as of April 4, 1995 between the Company and Aesgen, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 (Registration No. 333-5535))

10.7 Underwriting Agreement dated September 19, 1996 between the Company and Goldman Sachs & Co., Cowen & Company and Lehman Brothers, Inc., as representatives of the underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.8 Partnership Agreement dated as of October 2, 1998 between the Company, First Security Bank, N. A. and the Various Banks and Other Lending Institutions Which are Parties Hereto from time to time, as the Holders and as the Lenders and NationsBank, N. A. (incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.9 Security Agreement dated as of October 2, 1998 between First Security Bank, N. A., and NationsBank, N. A. (incorporated by reference to
         Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)

10.10 Amendment No. 1 to the Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.11 Amendment and Forbearance Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.12 Pledge Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.13 Security Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.14 Applied Analytical Industries, Inc. 1996 Stock Option Plan, as amended on March 27, 2000 (incorporated by reference to exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)

10.15 Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)

10.16 First Amendment, dated May 31, 2000, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.17 Second Amendment, dated August 31, 2000, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A.

10.18 Third Amendment, dated November 30, 2000, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A.

13       Portions of the 2000 Annual Report to Shareholders

21 Subsidiaries of aaiPharma Inc. (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)

23       Consent of Independent Auditors

99.1 Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)