Form 10-Q
period 2001-03-31
AAIPHARMA INC
filed 2001-05-15
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding, as of May 10, 2001, was 17,726,636 shares.

                                 aaiPharma Inc.
                                Table of Contents



The terms "Company", "Registrant" or "aaiPharma" in this Form 10-Q include aaiPharma Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.


                                                                 Page No.
                                                                 --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         Consolidated Statements of Operations                          3
         Consolidated Balance Sheets                                    4
         Consolidated Statements of Cash Flows                          5
         Notes to Consolidated Financial Statements                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                   13

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              14

SIGNATURES                                                             15

EXHIBIT INDEX                                                          16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 aaiPharma Inc.
                      Consolidated Statements of Operations
                    (In thousands, except per share amounts)

                                                                 Three Months Ended
                                                                      March 31,
                                                              ------------------------
                                                                2001             2000
                                                              -------          -------

Net revenues                                                  $30,197          $25,089
                                                              -------          -------

Operating costs and expenses:
   Direct costs                                                15,449           12,355
   Selling                                                      3,482            2,878
   General and administrative                                   7,743            6,128
   Research and development                                     2,342            2,638
                                                              -------          -------

                                                               29,016           23,999
                                                              -------          -------

Income from operations                                          1,181            1,090

Other income (expense):
   Interest, net                                                 (383)            (497)
   Other                                                          276              114
                                                              -------          -------

                                                                 (107)            (383)
                                                              -------          -------
Income before income taxes and cumulative
    effect of accounting change                                 1,074              707
Provision for income taxes                                        258               --
                                                              -------          -------

Income before cumulative effect of accounting change              816              707

Cumulative effect of a change in accounting principle,
   net of a tax benefit of $495                                    --             (961)
                                                              -------          -------

Net income (loss)                                             $   816          $  (254)
                                                              =======          =======

Basic earnings (loss) per share
   Income before cumulative effect                            $  0.05          $  0.04
   Cumulative effect of accounting change                          --            (0.05)
                                                              -------          -------
Net income (loss)                                             $  0.05          $ (0.01)
                                                              =======          =======
Weighted average shares outstanding                            17,654           17,288
                                                              =======          =======

Diluted earnings (loss) per share
   Income before cumulative effect                            $  0.05          $  0.04
   Cumulative effect of accounting change                          --            (0.05)
                                                              -------          -------
Net income (loss)                                             $  0.05          $ (0.01)
                                                              =======          =======
Weighted average shares outstanding                            17,758           17,703
                                                              =======          =======

   The accompanying notes are an integral part of these financial statements.

                                 aaiPharma Inc.
                           Consolidated Balance Sheets
                                 (In thousands)

                                                                   March 31,       December 31,
                                                                     2001              2000
                                                                   --------          --------
     ASSETS                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                       $  1,655          $  1,225
   Accounts receivable, net                                          29,346            29,447
   Work-in-progress                                                  12,455            11,459
   Prepaid and other current assets                                  11,979            12,746
                                                                   --------          --------
      Total current assets                                           55,435            54,877
Property and equipment, net                                          38,438            42,161
Goodwill and other intangibles, net                                  10,585            11,266
Other assets                                                          3,907             3,847
                                                                   --------          --------
      Total assets                                                 $108,365          $112,151
                                                                   ========          ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and short-term debt        $ 16,040          $ 16,884
   Accounts payable                                                   6,285             8,850
   Customer advances                                                 11,090            11,920
   Accrued wages and benefits                                         4,136             2,710
   Other accrued liabilities                                          3,255             3,955
                                                                   --------          --------
      Total current liabilities                                      40,806            44,319
Long-term debt, less current portion                                    382               509
Other liabilities                                                     1,296             1,602
Stockholders' equity:
   Common stock                                                          18                18
   Paid-in capital                                                   70,399            70,361
   Accumulated deficit                                               (1,846)           (2,662)
   Accumulated other comprehensive losses                            (2,671)           (1,974)
   Stock subscriptions receivable                                       (19)              (22)
                                                                   --------          --------
      Total stockholders' equity                                     65,881            65,721
                                                                   --------          --------
      Total liabilities and stockholders' equity                   $108,365          $112,151
                                                                   ========          ========

   The accompanying notes are an integral part of these financial statements.

                                 aaiPharma Inc.
                      Consolidated Statements of Cash Flow
                                 (In thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
                                                            -----------------------
                                                              2001            2000
                                                            -------         -------
Cash flows from operating activities:
  Net income (loss)                                         $   816         $  (254)
  Adjustments to reconcile net cash
      provided by (used in) operating activities:
    Depreciation and amortization                             1,796           1,856
    Issuance of stock for services                               --             225
    Other                                                      (145)              3
    Changes in assets and liabilities:
      Trade and other receivables                              (295)          6,716
      Work-in-progress                                       (1,143)         (3,775)
      Prepaid and other assets, net                             653            (192)
      Accounts payable                                       (2,475)         (1,826)
      Customer advances                                        (725)         (1,806)
      Other accrued liabilities                                 832            (792)
                                                            -------         -------
Net cash (used in) provided by operating activities            (686)            155
                                                            -------         -------

Cash flows from investing activities:
  Purchases of property and equipment                        (1,038)           (436)
  Proceeds from sales of property and equipment               3,050             270
  Other                                                         (76)            543
                                                            -------         -------
Net cash provided by investing activities                     1,936             377
                                                            -------         -------

Cash flows from financing activities:
  Net payments on short-term debt                              (679)           (629)
  Payments on long-term borrowings                             (182)           (220)
  Issuance of common stock                                       38              83
  Other                                                           9               3
                                                            -------         -------
Net cash used in financing activities                          (814)           (763)
                                                            -------         -------

Net increase (decrease) in cash and cash equivalents            436            (231)
Effect of exchange rate changes on cash                          (6)            (15)
Cash and cash equivalents, beginning of period                1,225           1,988
                                                            -------         -------
        Cash and cash equivalents, end of period            $ 1,655         $ 1,742
                                                            =======         =======

Supplemental information, cash paid for:
  Interest                                                  $   245         $   557
  Income taxes                                                    8               5

   The accompanying notes are an integral part of these financial statements.

                                 aaiPharma Inc.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial information as of December 31, 2000 has been derived from audited financial statements; certain amounts from the first quarter of 2000 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 specifically addresses revenue recognition issues related to certain upfront payments or fees. Under SAB 101, certain upfront fees and payments recognized as income in prior periods are required to be deferred and are being amortized into revenue over the terms of the relevant agreements or as the on-going services are performed. Although the Company implemented SAB 101 in the fourth quarter of 2000, the cumulative effect of a change in accounting principle has been retroactively adopted as of the beginning of the first quarter of 2000. For the year 2000, the Company recorded a charge of $1,456,000 ($961,000 after tax) for the cumulative effect of this change in accounting principle. In the first quarter of 2001 and 2000, the Company recognized $228,000 and $183,000 of revenue related to the amortization of these deferred amounts, respectively.

2. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and fully diluted earnings per share (in thousands, except per share amounts):

                                                          Three Months Ended
                                                              March 31,
                                                       ----------------------
                                                         2001           2000
                                                       -------        -------
Numerator:
   Net income (loss) (1)                               $   816        $  (254)
                                                       =======        =======
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                            17,654         17,288
   Effect of dilutive securities:
     Employee stock options                                104            415
                                                       -------        -------
Denominator for fully diluted earnings per share -
     weighted average shares                            17,758         17,703
                                                       =======        =======

Basic earnings per share                               $  0.05        $ (0.01)
Diluted earnings per share                             $  0.05        $ (0.01)

(1) Numerator for both basic and diluted earnings per share.

3. COMPREHENSIVE INCOME (LOSS)
Comprehensive income (loss) is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive income
(loss) (in thousands):

                                           Three Months Ended March 31,
                                      --------------------------------------
                                            2001                 2000
                                      -----------------     ----------------

Net income (loss)                              $   816             $   (254)
Currency translation adjustments                  (766)                (360)
Unrealized gain on investments                      69                   --
                                      -----------------     ----------------

    Comprehensive income (loss)                $   119             $   (614)
                                      =================     ================

4. FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA (IN THOUSANDS):

                                         Three Months Ended
                                              March 31,
                                      ------------------------
                                        2001             2000
                                      -------          -------

NET REVENUES:
Research revenues:
   Non-clinical                       $13,891          $13,387
   Clinical                             8,762            6,991
                                      -------          -------
                                       22,653           20,378
Product sales                           3,813            2,549
Product development                     3,731            2,162
                                      -------          -------
                                      $30,197          $25,089
                                      =======          =======

United States                         $26,864          $20,248
Non-U.S                                 4,072            5,653
Less inter-geographic                    (739)            (812)
                                      -------          -------
                                      $30,197          $25,089
                                      =======          =======

INCOME (LOSS) FROM OPERATIONS:
Research revenues:
  Non-clinical                        $ 2,519          $ 3,768
  Clinical                                235              223
                                      -------          -------
                                        2,754            3,991
Product sales                             247              (23)
Product development                     1,452             (828)
Corporate                              (3,272)          (2,050)
                                      -------          -------
                                      $ 1,181          $ 1,090
                                      =======          =======

United States                         $   963          $(1,158)
Non-U.S                                   218            2,248
                                      -------          -------
                                      $ 1,181          $ 1,090
                                      =======          =======

8. TRANSACTIONS WITH RELATED PARTIES
The Company has work-in-progress and receivables due from Aesgen, Inc. ("Aesgen") and Endeavor Pharmaceuticals, Inc. ("Endeavor"). Both Endeavor and Aesgen were organized by aaiPharma and its principal shareholders, and continue to be related parties. The total amount of work-in-progress and receivables at March 31, 2001 related to Aesgen was approximately $625,000 and the amount related to Endeavor was approximately $230,000. Revenues recognized from Aesgen and Endeavor totaled $122,000 and $281,000 for the three months ended March 31, 2001 and 2000, respectively.

6. DEBT
The following table presents the components of current maturities of long-term and short-term debt (in thousands):

                                                         March 31,  December 31,
                                                            2001       2000
                                                          -------     -------

U.S. revolving credit facility                            $12,003     $ 9,403
U.S. bank debt                                              1,750       5,250
German revolving credit facility                            1,827       1,716
Current maturities of long-term debt                          460         515
                                                          -------     -------
Current maturities of long-term debt and short-term debt  $16,040     $16,884
                                                          =======     =======


                                                         March 31,  December 31,
                                                            2001       2000
                                                          -------     -------

U.S. bank term loans                                      $   842     $ 1,024
Less current maturities of long-term debt                    (460)       (515)
                                                          -------     -------
Total long-term debt due after one year                   $   382     $   509
                                                          =======     =======

In 1996, the Company entered into a revolving credit agreement with a U.S. bank, as amended, which expires in June 2001. The agreement provides for borrowings of up to $25 million, based upon a borrowing base consisting of portions of fixed assets and accounts receivable, a term loan of $5.3 million and a German revolving credit facility of up to 5 million Deutsche marks. The credit agreement provides for variable interest rates based on the 30-day LIBOR and is secured by a security interest on substantially all assets of the Company. At the end of the revolving credit period, any outstanding balances under this facility must be repaid. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At March 31, 2001, the Company qualified for the entire $25 million borrowing base of the facility; actual borrowings totaled $12.0 million.

Under the terms of the revolving credit facility and the stand-by letter of credit agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with the financial covenants at March 31, 2001.

7. CONTINGENCIES
The Company currently leases a facility adjacent to the Company's laboratories from two banks. The facility was built in 1999 in Wilmington, North Carolina. The Company's operating lease for this facility covers an initial period of three years with two one-year renewal periods. At the end of the initial term, the Company may elect to purchase the facility at fair market value, extend the lease or the property may be sold.

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

RESULTS OF OPERATIONS:

FIRST QUARTER 2001 COMPARED TO FIRST QUARTER 2000
Overall net revenues for the first quarter of 2001 grew 20% to $30.2 million, compared to $25.1 million in the first quarter of 2000. Research revenues (non-clinical and clinical) were $22.7 million, an increase of 11% over the $20.4 million recorded in the first quarter of 2000. Non-clinical research revenues were up 4% to $13.9 million in the first quarter of 2001, from $13.4 million in the same period of 2000. Clinical research revenues were up 25% to $8.8 million in the first quarter of 2001, from $7.0 million in the same period of 2000. Clinical research revenues were higher primarily related to revenue generated from significant new contracts entered into in the last half of 2000.

Product development revenues (royalties & fees) were $3.7 million in the first quarter of 2001 compared to $2.2 million in the prior year period. This positive change reflects an increase in royalties earned, as well as milestones achieved. The Company anticipates that product development revenues will increase in future quarters as additional agreements are signed, but expects that revenues from these contract signings will be intermittent until royalty streams exceed the development fees earned. However, there can be no assurance that the Company will be successful in executing additional product development agreements and increase its future revenue or that the products developed will be commercially successful.

Sales of manufactured products were $3.8 million compared to $2.5 million in the first quarter of 2000. This increase reflected significant increases in production for clinical trial programs, along with increases in on-going commercial manufacturing projects.

Gross margin dollars were $14.7 million compared to $12.7 million the first quarter of 2000. Gross margin as a percentage of revenues was approximately 49% for the first quarter of 2001, compared to

51% for the same period of 2000. The lower gross margin percentage reflects the mix of revenues, with lower margin product sales and clinical revenues up significantly, and higher margin Product Life Cycle Management revenues lower.

Selling, general and administrative costs as a percentage of net revenues were approximately 37% in 2001, compared to 36% for the same quarter in 2000. Selling, general and administrative expenses, in dollars, increased by approximately 25%, reflecting additional reserves taken on customer balances, costs associated with the continued build-out of the Company's direct pharmaceutical sales effort and increases in employee benefit costs. The Company expects SG&A costs to remain generally unchanged as a percentage of revenues over the remainder of the year.

Research and development expenses were approximately 8% of net revenues in the first quarter of 2001, compared with approximately 11% of revenues for the same period in 2000. The Company believes R&D expense for the remainder of 2001 will increase to more traditional levels of approximately 10% of revenues.

The Company recorded a tax provision of $0.3 million first quarter of 2001. The effective tax rate of 23% resulted from utilization of tax loss-carryforwards to shelter the European portion of income.

In the first quarter of 2000, the Company recorded $1.0 million in expense (net of tax) for the cumulative effect adjustment due to the change in accounting principle related to the implementation of Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 required certain revenues to be deferred and amortized into revenue in future periods.

Based on the above factors, the net income for the first quarter of 2001 was $0.8 million, or $0.05 per diluted share, compared with a net loss of $0.3 million, or ($0.01) per diluted share after the cumulative effect of a change in accounting principle (SAB 101).

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically funded its business through operating cash flows and proceeds from borrowings. Cash used in operations in the first quarter of 2001 was $0.7 million, compared to cash provided by operating activities of $0.2 million in the first quarter of 2000. The change primarily resulted from a decrease in accounts payable and customer advances, which are both strongly influenced by the timing of transactions. Cash payments on borrowings during the first three months of 2001 were approximately $0.9 million.

In March 2001, the Company concluded a sale/leaseback transaction on certain manufacturing assets, which provided cash of $3.1 million. Capital expenditures were $1.0 million during the first three months of 2001 compared to $0.4 million during the same period last year. The Company anticipates total capital expenditures for 2001 to be less than depreciation expense for the year.

In 1996, the Company entered into a revolving credit agreement with a U.S. bank, as amended, which expires in June 2001. The agreement provides for borrowings of up to $25 million, based upon a borrowing base consisting of portions of fixed assets and accounts receivable, a term loan of $5.3 million and a German revolving credit facility of up to 5 million Deutsche marks. The credit agreement provides for variable interest rates based on the 30-day LIBOR and is secured by a security interest on substantially all assets of the Company. At the end of the revolving credit period, any outstanding balances under this facility must be repaid. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At March 31, 2001, the Company qualified for the entire $25 million borrowing base of the facility; actual borrowings totaled $12.0 million.

Under the terms of the revolving credit facility and the stand-by letter of credit agreement, the Company is required to comply with various financial covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with the financial covenants at March 31, 2001.

aaiPharma expects that near term growth can be accommodated utilizing existing facilities. The Company is currently in discussions to provide a long-term financing solution and is reducing capital expenditures and operating costs in order to increase cash flow available to reduce reliance on bank facilities and lower borrowing costs. The Company may seek to supplement cash flow from operations with the issuance of equity securities and additional borrowings. At some point in the future there may be opportunities that require additional external financing, and the Company may from time-to-time seek to obtain funds through the public or private issuance of equity or debt securities. While the Company remains confident that it can secure additional financing if necessary, there can be no assurances that such financing will be available or that the terms will be acceptable to the Company.

FORWARD LOOKING STATEMENTS, RISK FACTORS AND "SAFE HARBOR" LANGUAGE

This quarterly report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including the statements pertaining to future product applications of the licensed technology, the publication and issuance of valuable and enforceable patents, and anticipated future revenues and commercial success of aaiPharma. These statements involve risks and uncertainties that could cause actual results to differ materially, including, without limitation, risks and uncertainties pertaining to aaiPharma's ability to successfully apply its new technologies to new products; obtain, enforce and license valid and commercially valuable patents; obtain additional profitable contracts with respect to major pharmaceutical products; and achieve commercial success of the contemplated products.

These forward-looking statements include, among others:

o all statements discussing liquidity; future, planned or targeted operational or financial expectations, goals or objectives; future, planned or targeted cost reductions and capital expenditures; and continued access to financing; and

o all statements using the words "expect", "may", "believe", "anticipate", "estimate", "project", "intend", "will", "plan", "target", "objective", "goal", "should" and similar expressions are intended to identify forward-looking statements.

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

The Company assumes no obligation to update its forward-looking statements, or other statements, contained herein. Additional factors that may cause the actual results to differ materially are discussed in Exhibit 99.1 attached hereto and incorporated herein by reference, and in the Company's recent filings with the SEC, including, but not limited to, the Company's registration statement, as amended, its Annual Report on Form 10-K filed with the SEC on April 2, 2001, including the exhibits thereof, its Form 8-K's, and its other periodic filings.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of global operating activities, is exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change and can have an adverse impact on the Company's operating results. To seek to minimize its risk from foreign exchange movement, the Company uses local debt to fund its foreign operations. If foreign exchange rates were to increase by 10%, year to date operating results in the first quarter of 2001 would have been lower by $18,000 due to the reduction in reported results from European operations.

The Company is also exposed to fluctuations in interest rates on its variable rate debt instruments and leases tied to LIBOR. If interest rates were to increase by 1%, annual interest expense on variable rate debt and leases tied to interest rates would increase by approximately $169,000, or $42,000 per quarter.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:
A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:
During the first quarter of 2001, the Company filed the following Form 8-K's:

    o Dated January 16, 2001, to file a press release concerning the execution of a licensing agreement between the Company and Aventis Pharmaceuticals.
    o Dated February 8, 2001, to issue two press releases. The first press release reported the Company's results of operations for the quarter and fiscal year ended December 31, 2000. The second press release contained an announcement of the Company's participation in the UBS Warburg Healthcare Services Conference held on February 6, 2001.
    o Dated March 30, 2001, to file a press release concerning a patent, entitled "Flutamide Compositions and Preparations" which was issued to the Company on February 13, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       AAIPHARMA INC.

Date:    May 14, 2001                  By: /s/ FREDERICK D. SANCILIO
     -----------------------              ---------------------------
                                       Frederick D. Sancilio, Ph.D.
                                       Chairman of the Board and Chief Executive
                                       Officer (Principal Executive Officer)

Date:    May 14, 2001                  By: /s/ WILLIAM L. GINNA, JR.
     -----------------------               ---------------------------
                                       William L. Ginna, Jr.
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial Officer)
                                 aaiPharma inc.
                                  EXHIBIT INDEX

EXHIBIT
NO.                                DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

3.2 Certificate of Incorporation, including amendments dated May 24, 2000 and November 15, 2000

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

10.10 Amendment No. 1 to the Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.11 Amendment and Forbearance Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.12 Pledge Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.13 Security Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.14 Applied Analytical Industries, Inc. 1996 Stock Option Plan, as amended on March 27, 2000 (incorporated by reference to exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)

10.15 Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)

10.16 First Amendment, dated May 31, 2000, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.17 Second Amendment, dated August 31, 2000, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.18 Third Amendment, dated November 30, 2000, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

99.1     Risk Factors