Form 10-Q
period 2001-06-30
AAIPHARMA INC
filed 2001-08-14
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

The number of shares of the Registrant's common stock outstanding, as of August 7, 2001, was 17,928,057 shares.

                                 AAIPHARMA INC.
                                Table of Contents



The terms "Company", "Registrant" or "aaiPharma" in this Form 10-Q include aaiPharma Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.


                                                                     Page No.
                                                                     --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         Consolidated Statements of Operations                          3
         Consolidated Balance Sheets                                    4
         Consolidated Statements of Cash Flows                          5
         Notes to Consolidated Financial Statements                     6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                           10

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
         MARKET RISK                                                   14

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             15

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16

SIGNATURES                                                             17

EXHIBIT INDEX                                                          18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 AAIPHARMA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended               Six Months Ended
                                                                       June 30,                         June 30,
                                                              -----------------------------------------------------------
                                                                2001             2000             2001             2000
                                                              --------         --------         --------         --------

Net revenues                                                  $ 29,884         $ 27,959         $ 60,081         $ 53,048
                                                              --------         --------         --------         --------

Operating costs and expenses:
   Direct costs                                                 15,159           12,624           30,608           24,979
   Selling                                                       2,891            3,140            5,729            6,018
   General and administrative                                    6,382            7,375           14,125           13,503
   Direct pharmaceutical start-up costs                          1,037               --            1,681               --
   Research and development                                      1,883            2,699            4,225            5,337
                                                              --------         --------         --------         --------

                                                                27,352           25,838           56,368           49,837
                                                              --------         --------         --------         --------

Income from operations                                           2,532            2,121            3,713            3,211

Other income (expense):
   Interest, net                                                  (327)            (543)            (710)          (1,040)
   Other                                                          (963)             140             (687)             254
                                                              --------         --------         --------         --------

                                                                (1,290)            (403)          (1,397)            (786)
                                                              --------         --------         --------         --------

Income before income taxes and cumulative
    effect of accounting change                                  1,242            1,718            2,316            2,425
Provision for income taxes                                         228               --              486               --
                                                              --------         --------         --------         --------

Income before cumulative effect of
   accounting change                                             1,014            1,718            1,830            2,425

Cumulative effect of a change in accounting principle,
   net of a tax benefit of $495                                     --               --               --             (961)
                                                              --------         --------         --------         --------

Net income                                                    $  1,014         $  1,718         $  1,830         $  1,464
                                                              ========         ========         ========         ========

Basic earnings (loss) per share
   Income before cumulative effect                            $   0.06         $   0.10         $   0.10         $   0.14
   Cumulative effect of accounting change                           --               --               --            (0.06)
                                                              --------         --------         --------         --------
Net income                                                    $   0.06         $   0.10         $   0.10         $   0.08
                                                              ========         ========         ========         ========
Weighted average shares outstanding                             17,721           17,473           17,687           17,381
                                                              ========         ========         ========         ========

Diluted earnings (loss) per share
   Income before cumulative effect                            $   0.06         $   0.10         $   0.10         $   0.14
   Cumulative effect of accounting change                           --               --               --            (0.06)
                                                              --------         --------         --------         --------
Net income                                                    $   0.06         $   0.10         $   0.10         $   0.08
                                                              ========         ========         ========         ========
Weighted average shares outstanding                             18,177           17,737           17,936           17,726
                                                              ========         ========         ========         ========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                                   June 30,         December 31,
                                                                     2001               2000
                                                                   ---------         ---------
     ASSETS                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                       $   1,993         $   1,225
   Accounts receivable, net                                           34,433            29,447
   Work-in-progress                                                   11,827            11,459
   Prepaid and other current assets                                   12,261            12,746
                                                                   ---------         ---------
      Total current assets                                            60,514            54,877
Property and equipment, net                                           37,759            42,161
Goodwill and other intangibles, net                                   10,160            11,266
Other assets                                                           3,065             3,847
                                                                   ---------         ---------
      Total assets                                                 $ 111,498         $ 112,151
                                                                   =========         =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and short-term debt        $  15,553         $  16,884
   Accounts payable                                                    7,601             8,850
   Customer advances                                                  12,048            11,920
   Accrued wages and benefits                                          3,279             2,710
   Other accrued liabilities                                           3,580             3,955
                                                                   ---------         ---------
      Total current liabilities                                       42,061            44,319
Long-term debt, less current portion                                     238               509
Other liabilities                                                      1,009             1,602
Stockholders' equity:
   Common stock                                                           18                18
   Paid-in capital                                                    71,476            70,361
   Accumulated deficit                                                  (832)           (2,662)
   Accumulated other comprehensive losses                             (2,463)           (1,974)
   Stock subscriptions receivable                                         (9)              (22)
                                                                   ---------         ---------
      Total stockholders' equity                                      68,190            65,721
                                                                   ---------         ---------
      Total liabilities and stockholders' equity                   $ 111,498         $ 112,151
                                                                   =========         =========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                               Six Months Ended
                                                                   June 30,
                                                           -----------------------
                                                             2001            2000
                                                           -------         -------
Cash flows from operating activities:
  Net income                                               $ 1,830         $ 1,464
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Depreciation and amortization                            3,588           3,603
    Issuance of stock for services                              --             225
    Other                                                      869             (12)
    Changes in assets and liabilities:
      Trade and other receivables                           (5,568)            324
      Work-in-progress                                        (588)          1,192
      Prepaid and other assets, net                          1,186          (1,381)
      Accounts payable                                      (1,116)          2,183
      Customer advances                                        285          (2,095)
      Other accrued liabilities                                215          (1,958)
                                                           -------         -------
Net cash provided by operating activities                      701           3,545
                                                           -------         -------

Cash flows from investing activities:
  Proceeds from sales of property and equipment              3,050             287
  Purchases of property and equipment                       (2,561)         (2,374)
  Other                                                       (104)            485
                                                           -------         -------
Net cash provided by (used in) investing activities            385          (1,602)
                                                           -------         -------

Cash flows from financing activities:
  Net payments on short-term debt                           (1,102)           (633)
  Payments on long-term borrowings                            (336)           (389)
  Issuance of common stock                                   1,115             189
  Other                                                         13               2
                                                           -------         -------
Net cash used in financing activities                         (310)           (831)
                                                           -------         -------

Net increase in cash and cash equivalents                      776           1,112
Effect of exchange rate changes on cash                         (8)            (15)
Cash and cash equivalents, beginning of period               1,225           1,988
                                                           -------         -------
        Cash and cash equivalents, end of period           $ 1,993         $ 3,085
                                                           =======         =======

Supplemental information, cash paid for:
  Interest                                                 $   562         $ 1,005
  Income taxes                                                   9               6

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The consolidated financial information as of December 31, 2000 has been derived from audited financial statements; certain amounts from the three and six months ended June 30, 2000 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 specifically addresses revenue recognition issues related to certain upfront payments or fees. Under SAB 101, certain upfront fees and payments recognized as income in prior periods are required to be deferred and are being amortized into revenue over the terms of the relevant agreements or as the on-going services are performed. Although the Company implemented SAB 101 in the fourth quarter of 2000, the cumulative effect of a change in accounting principle has been retroactively adopted as of the beginning of the first quarter of 2000. For the year 2000, the Company recorded a charge of $1,456,000 ($961,000 after tax) for the cumulative effect of this change in accounting principle. For the three and six months ended June 30, 2001, the Company recognized $105,000 and $333,000 of revenue related to the amortization of these deferred amounts, respectively. For the three and six months ended June 30, 2000, the Company recognized $183,000 and $367,000 of revenue, respectively.

2. EARNINGS PER SHARE

The following table sets forth the computation of basic and fully diluted earnings per share (in thousands, except per share amounts):

                                                                           Three Months Ended               Six Months Ended
                                                                                June 30,                        June 30,
                                                                       ---------------------------     ---------------------------
                                                                          2001           2000             2001           2000
                                                                       ------------   ------------     ------------   ------------
 Numerator:
    Net income (1)                                                         $ 1,014        $ 1,718          $ 1,830        $ 1,464
                                                                       ============   ============     ============   ============
 Denominator:
    Denominator for basic earnings per share -
      weighted average shares                                               17,721         17,473           17,687         17,381
    Effect of dilutive securities:
      Employee stock options                                                   456            264              249            345
                                                                       ------------   ------------     ------------   ------------
 Denominator for fully diluted earnings per share -
      weighted average shares                                               18,177         17,737           17,936         17,726
                                                                       ============   ============     ============   ============

 Basic earnings per share                                                    $0.06          $0.10            $0.10          $0.08
 Diluted earnings per share                                                  $0.06          $0.10            $0.10          $0.08


(1)      Numerator for both basic and diluted earnings per share.

3. COMPREHENSIVE INCOME

Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive income (in thousands):

                                                        Three Months Ended              Six Months Ended
                                                             June 30,                       June 30,
                                                    ---------------------------    ---------------------------
                                                        2001          2000            2001           2000
                                                    ---------------------------    ---------------------------
                                                          (In thousands)                 (In thousands)

Net income                                               $ 1,014       $ 1,718         $ 1,830        $ 1,464
Currency translation adjustments                           (315)            32         (1,080)          (328)
Reclassification adjustment of realized loss
    on available for sale securities                         523             -             591              -
                                                    -------------  ------------    ------------   ------------

    Comprehensive income                                 $ 1,222       $ 1,750         $ 1,341        $ 1,136
                                                    =============  ============    ============   ============

4. FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA (IN THOUSANDS):

                                  Three Months Ended                  Six Months Ended
                                        June 30,                         June 30,
                               -------------------------         -------------------------
                                 2001             2000             2001             2000
                               --------         --------         --------         --------

NET REVENUES:
Research revenues:
   Non-clinical                $ 14,282         $ 15,160         $ 30,167         $ 29,885
   Clinical                       6,957            6,068           13,725           11,721
                               --------         --------         --------         --------
                                 21,239           21,228           43,892           41,606
Product sales                     3,693            2,010            7,506            4,559
Product development               4,952            4,721            8,683            6,883
                               --------         --------         --------         --------
                               $ 29,884         $ 27,959         $ 60,081         $ 53,048
                               ========         ========         ========         ========

United States                  $ 26,581         $ 22,843         $ 53,445         $ 43,091
Non-U.S                           4,566            6,135            8,638           11,788
Less inter-geographic            (1,263)          (1,019)          (2,002)          (1,831)
                               --------         --------         --------         --------
                               $ 29,884         $ 27,959         $ 60,081         $ 53,048
                               ========         ========         ========         ========

INCOME FROM OPERATIONS:
Research revenues:
  Non-clinical                 $    685         $  4,232         $  3,321         $  7,933
  Clinical                          399               85              516              375
                               --------         --------         --------         --------
                                  1,084            4,317            3,837            8,308
Product sales                       266               39              513               16
Product development               3,109            1,612            4,561              784
Corporate                        (1,927)          (3,847)          (5,198)          (5,897)
                               --------         --------         --------         --------
                               $  2,532         $  2,121         $  3,713         $  3,211
                               ========         ========         ========         ========

United States                  $  1,996         $   (356)        $  2,959         $ (1,514)
Non-U.S                             536            2,477              754            4,725
                               --------         --------         --------         --------
                               $  2,532         $  2,121         $  3,713         $  3,211
                               ========         ========         ========         ========

5. TRANSACTIONS WITH RELATED PARTIES

The Company has work-in-progress and receivables due from Aesgen, Inc. ("Aesgen") and Endeavor Pharmaceuticals, Inc. ("Endeavor"). Both Endeavor and Aesgen were organized by aaiPharma and its principal shareholders, and continue to be related parties. The total amount of work-in-progress and receivables at June 30, 2001 related to Aesgen was approximately $625,000 and the amount related to Endeavor was approximately $326,000. Revenues recognized from Aesgen and Endeavor totaled $108,000 and $230,000 for the three and six months ended June 30, 2001, and were $102,000 and $383,000 for the three and six months ended June 30, 2000.

6. DEBT

The following table presents the components of current maturities of long-term and short-term debt (in thousands):

                                                                June 30,       December 31,
                                                                  2001             2000
                                                                --------         --------
U.S. revolving credit facility                                  $ 15,103         $  9,403
U.S. bank debt                                                        --            5,250
German revolving credit facility                                      --            1,716
Current maturities of long-term debt                                 450              515
                                                                --------         --------
Current maturities of long-term debt and short-term debt        $ 15,553         $ 16,884
                                                                ========         ========


                                                                June 30,       December 31,
                                                                  2001             2000
                                                                --------         --------

U.S. bank term loans                                            $    688         $  1,024
Less current maturities of long-term debt                           (450)            (515)
                                                                --------         --------
Total long-term debt due after one year                         $    238         $    509
                                                                ========         ========

In 1996, the Company entered into a revolving credit agreement with a U.S. bank, as amended, which expires in September 2001. The agreement provides for borrowings of up to $27.2 million, based upon a borrowing base consisting of portions of fixed assets and accounts receivable. The credit agreement provides for variable interest rates based on the 30-day LIBOR and is secured by a security interest on substantially all assets of the Company. At the end of the revolving credit period, any outstanding balances under this facility must be repaid. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At June 30, 2001, the Company qualified for the entire $27.2 million borrowing base of the facility; actual borrowings totaled $15.1 million.

Under the terms of the revolving credit facility and the stand-by letter of credit agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with the financial covenants at June 30, 2001.

7. CONTINGENCIES

The Company currently leases a facility adjacent to the Company's laboratories from two banks. The facility was built in 1999 in Wilmington, North Carolina. The Company's operating lease for this facility covers an initial period of three years, expiring in October 2001, with two one-year renewal periods. At the end of the initial term, the Company may elect to purchase the facility at fair market value, extend the lease or the property may be sold.

8. SUBSEQUENT EVENTS

On July 26, 2001, the Company announced an agreement with AstraZeneca to purchase its pharmaceutical critical care brands for injectable nutrition. The Company will acquire the products for payments of up to $100 million over three years. To finance this acquisition, the Company has received a commitment for a senior secured credit facility of up to $85 million. This facility will replace the existing credit facility and provide financing for the acquisition.

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

RESULTS OF OPERATIONS:

SECOND QUARTER 2001 COMPARED TO SECOND QUARTER 2000

Overall net revenues for the second quarter of 2001 grew 7% to $29.9 million, compared to $28.0 million in the second quarter of 2000. Research revenues (non-clinical and clinical) were $21.2 million in the second quarter of 2001 and 2000. Non-clinical research revenues were down 6% to $14.3 million in the second quarter of 2001, from $15.2 million in the same period of 2000. Clinical research revenues were up 15% to $7.0 million in the second quarter of 2001, from $6.1 million in the same period of 2000. Clinical research revenues were higher primarily related to revenue generated from significant new contracts entered into in the last half of 2000.

Product development revenues (royalties & fees) were $5.0 million in the second quarter of 2001 compared to $4.7 million in the prior year period. This positive change reflects an increase in royalties earned. The prior year period included $2.0 million of revenue from the one-time sale of an approved methimazole abbreviated new drug application to Jones Pharma Inc. The Company anticipates that product development revenues will increase in future quarters as additional agreements are signed, but expects that revenues from these contract signings will be intermittent until royalty streams exceed the development fees earned. However, there can be no assurance that the Company will be successful in executing additional product development agreements and increase its future revenue or that the products developed will be commercially successful.

Sales of manufactured products were $3.7 million in the second quarter of 2001 compared to $2.0 million in the second quarter of 2000. This increase is attributable primarily to continued growth in azathioprine, minocycline, rifampin and other pharmaceutical product sales.

Gross margin dollars were $14.7 million in the second quarter of 2001 compared to $15.3 million the second quarter of 2000. Gross margin as a percentage of revenues was approximately 49% for the second quarter of 2001, compared to 55% for the same period of 2000. The lower gross margin percentage reflects the mix of revenues, with lower margin product sales and clinical revenues up significantly, with higher margin Product Life Cycle Management revenues lower due to the winding down of a significant project as it nears completion.

Selling, general and administrative costs as a percentage of net revenues were approximately 31% in the second quarter of 2001, compared to 38% for the same quarter in 2000. In addition, SG&A dollars decreased by approximately 12%, reflecting lower reserve needs on customer balances in the current period. The Company expects SG&A costs to remain generally unchanged as a percentage of revenues over the remainder of the year.

The second quarter of 2001 included $1.0 million of start-up costs related to the continued build-out of the Company's Neosan Pharmaceutical product marketing organization with no corresponding costs in the second quarter of 2000.

Research and development expenses were approximately 6% of net revenues in the second quarter of 2001, compared with approximately 10% of revenues for the same period in 2000. The Company believes R&D expense for the remainder of 2001 will increase to more traditional levels of approximately 10% of revenues.

Other expense for the second quarter of 2001 included two special charges. A write-down of $0.5 million was taken to adjust an equity investment to market value and a loss provision of $0.4 million was recorded in anticipation of the sale of a property.

The Company recorded a tax provision of $0.2 million in the second quarter of 2001. The effective tax rate of 18% resulted from utilization of tax loss-carryforwards to shelter the European portion of income.

Based on the above factors, the net income for the second quarter of 2001 was $1.0 million, or $0.06 per diluted share, compared with a net income of $1.7 million, or $0.10 per diluted share in the same period of 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Overall net revenues for the six months ended June 30, 2001 grew 13% to $60.1 million, compared to $53.0 million in same period of 2000. Research revenues (non-clinical and clinical) were $43.9 million, an increase of 6% over the $41.6 million recorded in 2000. Non-clinical research revenues were up 1% to $30.2 million in the six months ended June 30, 2001, from $29.9 million in the same period of 2000. Clinical research revenues were $13.7 million in the six months ended June 30, 2001, an increase from the $11.7 million in the same period of 2000.

Product development revenues were $8.7 million in the six months ended June 30, 2001 compared to $6.9 million in the prior year period. Sales of manufactured products were $7.5 million compared to $4.6 million in the first six months of 2000, reflecting the continued growth experienced in the first quarter of 2001.

Gross margin dollars were $29.5 million or $1.4 million higher than the six months ended June 30, 2000, primarily resulting from the increased revenue in the current period. Gross margin as a percentage of revenues was approximately 49% for the first six months of 2001, compared to 53% for the same period of 2000. The lower gross margin percentage reflects the mix of revenues, with lower margin product sales and clinical revenues up significantly, and higher margin Product Life Cycle Management revenues lower.

Selling, general and administrative costs as a percentage of net revenues decreased to approximately 33% in 2001 compared to 37% for the same period in 2000, reflecting the decreases experienced in the second quarter.

The six months ended June 30, 2001 included $1.7 million of start-up costs related to the continued build-out of the Company's Neosan Pharmaceutical product marketing organization with no corresponding costs in 2000.

Research and development expenses were approximately 7% of net revenues in the six months ended June 30, 2001, compared with approximately 10% of revenues for the same period in 2000. As discussed in previous reports, the Company has taken several steps to utilize R&D spending more efficiently.

Income from operations was $3.7 million for the six months ended June 30, 2001 as compared to income of $3.2 million for the same period of 2000. This turnaround was largely due to higher product development revenues, lower S,G & A expense and lower R&D spending.

In the first quarter of 2000, the Company recorded $1.0 million in expense (net of tax) for the cumulative effect adjustment due to the change in accounting principle related to the implementation of Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 required certain revenues to be deferred and amortized into revenue in future periods.

Based on the above factors, net income for the six months ended June 30, 2001 was $1.8 million, or $0.10 per diluted share, compared to $1.5 million, or $0.08 per diluted share after the cumulative effect of a change in accounting principle (SAB 101).

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically funded its business through operating cash flows and proceeds from borrowings. Cash provided by operations in the first six months of 2001 was $0.7 million, compared to cash provided by operating activities of $3.5 million in the first six months of 2000. The change primarily resulted from an increase in accounts receivable and a decrease in accounts payable, which are both strongly influenced by the timing of transactions. Cash payments on borrowings during the first six months of 2001 were approximately $1.4 million.

In March 2001, the Company concluded a sale/leaseback transaction on certain manufacturing assets, which provided cash of $3.1 million. Capital expenditures were $2.6 million during the first six months of 2001 compared to $2.4 million during the same period last year. The Company anticipates total capital expenditures for 2001 to be less than depreciation expense for the year.

In 1996, the Company entered into a revolving credit agreement with a U.S. bank, as amended, which expires in September 2001. The agreement provides for borrowings of up to $27.2 million, based upon a borrowing base consisting of portions of fixed assets and accounts receivable. The credit agreement provides for variable interest rates based on the 30-day LIBOR and is secured by a security interest on substantially all assets of the Company. At the end of the revolving credit period, any outstanding balances under this facility must be repaid. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At June 30, 2001, the Company qualified for the entire $27.2 million borrowing base of the facility; actual borrowings totaled $15.1 million.

Under the terms of the revolving credit facility and the stand-by letter of credit agreement, the Company is required to comply with various financial covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with the financial covenants at June 30, 2001.

On July 26, 2001, the Company announced an agreement with AstraZeneca AB, an affiliate of AstraZeneca plc, to purchase its pharmaceutical critical care brands for injectable nutrition. The Company will acquire the products for payments of up to $100 million over three years. To finance this acquisition, the Company has received a commitment for a senior secured credit facility of up to $85 million. This facility will replace the existing credit facility and provide financing for the acquisition. The Company expects that the acquisition and financing agreements will be completed in the third quarter of 2001.

aaiPharma expects that near term growth can be accommodated utilizing the new senior secured credit facility. The Company may seek to supplement cash flow from operations with the issuance of equity securities and additional borrowings. At some point in the future there may be other opportunities that require additional external financing, and the Company may from time-to-time seek to obtain funds through the public or private issuance of equity or debt securities. While the Company remains confident that it can secure additional financing if necessary, there can be no assurances that such financing will be available or that the terms will be acceptable to the Company.


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

The Company assumes no obligation to update its forward-looking statements, or other statements, contained herein. Additional factors that may cause the actual results to differ materially are discussed in Exhibit 99.1 attached hereto and incorporated herein by reference, and in the Company's recent filings with the SEC, including, but not limited to, the Company's registration statement, as amended, its Annual Report on Form 10-K filed with the SEC on April 2, 2001, its Quarterly Report on Form 10-Q filed with the SEC on May 15, 2001, including the exhibits thereof, its Form 8-K's, and its other periodic filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of global operating activities, is exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change and can have an adverse impact on the Company's operating results. To seek to minimize its risk from foreign exchange movement, the Company uses local debt to fund its foreign operations. If foreign exchange rates were to increase by 10%, year to date operating results would have been lower by $64,000 due to the reduction in reported results from European operations.

The Company is also exposed to fluctuations in interest rates on its variable rate debt instruments and leases tied to LIBOR. If interest rates were to increase by 1%, annual interest expense on variable rate debt and leases tied to interest rates would increase by approximately $166,000, or $41,500 per quarter.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is a party to a number of legal actions with generic drug manufacturers, all of which have arisen after June 30, 2001, regarding assertions by such manufacturers of patent invalidity and non-infringement of patents obtained by the Company and related matters, which are summarized below.

On July 26, 2001, Dr. Reddy's Laboratories Ltd., a pharmaceutical company based in India, and its U.S. affiliate, Reddy-Cheminor Inc., (collectively, "Reddy") filed a declaratory judgment action against the Company in United States District Court for the Southern District of New York, seeking declaratory judgment that certain products of such companies do not infringe initially two (and subsequently, through an amendment to its complaint on August 6, 2001, three) patents issued to the Company by the United States Patent and Trademark Office in July 2001 (the "omeprazole-related patents") and challenging the validity of such issued patents. Reddy is also seeking recovery of its attorney's fees and costs. The Company intends to vigorously defend this action.

On July 26, 2001, Reddy also filed a declaratory judgment action against the Company in the United States District Court for the District of New Jersey concerning a patent pertaining to fluoxetine hydrochloride Form A, a compound found in Prozac(R), a drug sold by Eli Lilly & Company. This patent was issued to the Company by the United States Patent and Trademark Office on July 10, 2001. The New Jersey proceeding seeks a declaratory judgment that the Company's fluxetine hydrochloride Form A patent is invalid and that certain Reddy products do not infringe this patent. Reddy is also seeking recovery of its attorney's fees and costs. The Company intends to vigorously defend this action.

On August 1, 2001, the Company initiated patent infringement litigation against several companies selling, or seeking to sell, generic versions of Prozac(R), including Barr Laboratories, Inc., Dr. Reddy's Laboratories, Reddy-Cheminor Inc., PAR Pharmaceuticals Inc. and Geneva Pharmaceuticals, Inc., in United States District Court for the Eastern District of North Carolina seeking a declaratory judgment that the named generic drug manufacturers are infringing on the Company's fluoxetine hydrochloride Form A patent, described above, an injunction to prevent any sale of products infringing on the patent, and compensatory and punitive monetary damages and attorneys fees. The Company is vigorously prosecuting this action.

On August 3, 2001, Andrx Pharmaceuticals, Inc. commenced an action against the Company in United States District Court for the Southern District of New York challenging the validity of the three omeprazole-related patents and seeking a declaratory judgment that a pending Andrx product does not infringe those patents. These patents cover certain aspects regarding omeprazole, a proton pump inhibitor found in Prilosec(R), a drug sold by AstraZeneca. Andrx Pharmaceuticals currently has a generic drug product substitute for Prilosec(R) pending for marketing approval with U.S. regulatory authorities. The lawsuit also claims violations of federal and state antitrust laws with respect to alleged actions by the Company with respect to the licensing of these patents, seeking injunctive relief and unspecified and treble damages. The Company intends to vigorously defend this action.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 11,2001, the Company held its annual meeting of stockholders. The total number of shares outstanding as of the record date, March 22, 2001, was 17,655,001. The matters voted on at the meeting and the results are as follows:

Election of Directors - Terms to expire in 2002:

                             James L. Waters           James G. Martin, Ph.D.
                             ---------------           ----------------------
         Votes For             14,140,854                   14,194,317
         Votes Withheld           257,264                      203,801

Amend the 1997 Stock Option Plan authorizing the issuance of an additional 500,000 options:

         Votes For                         11,346,551
         Votes Against                        950,229
         Abstentions                          996,144

Approve and adopt the 2000 Stock Option Plan for Non-Employee Directors authorizing up to 410,000 options:

         Votes For                         11,009,729
         Votes Against                      1,286,101
         Abstentions                          997,094

Ratify the appointment of Ernst and Young LLP as independent auditors for the Company for the year ending December 31, 2001:

         Votes For                         14,394,986
         Votes Against                          2,982
         Abstentions                              150

No other matters were voted on at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

During the second quarter of 2001, the Company filed the following Form 8-K's:

         o Dated April 3, 2001, to file an amended Form 8-K to amend the Form 8-K filed on March 30, 2001, which reported the issuance of a patent, approval of an abbreviated new drug application by the Food and Drug Administration and contained information regarding a presentation made by aaiPharma at a healthcare conference.

         o Dated May 7, 2001, to file a press release reporting the Company's results of operations for the three months ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      AAIPHARMA INC.

Date:   August 13, 2001               By: /s/ FREDERICK D. SANCILIO
      ---------------------              ---------------------------
                                      Frederick D. Sancilio, Ph.D.
                                      Chairman of the Board and Chief Executive
                                      Officer  (Principal Executive Officer)

Date:   August 13, 2001               By: /s/ WILLIAM L. GINNA, JR.
      ---------------------               ---------------------------
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

10.16 First Amendment, dated May 31, 2000, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

10.17 Second Amendment, dated August 31, 2000, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.18 Third Amendment, dated November 30, 2000, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

10.19 Fourth Amendment, dated June 29, 2001, to the Amended and Restated Loan Agreement dated as of November 30, 1999 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A.

10.20 Applied Analytical Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors

99.1        Risk Factors