Form 10-Q
period 2001-09-30
AAIPHARMA INC
filed 2001-11-13
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding, as of November 1, 2001, was 17,889,811 shares.

                                 aaiPHARMA INC.
                                Table of Contents



The terms "Company", "Registrant" or "aaiPharma" in this Form 10-Q include aaiPharma Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.


                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         Consolidated Statements of Operations                             3
         Consolidated Balance Sheets                                       4
         Consolidated Statements of Cash Flows                             5
         Notes to Consolidated Financial Statements                        6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                            11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISK                                                    16

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                17

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 17

SIGNATURES                                                                18

EXHIBIT INDEX                                                             19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 aaiPHARMA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                                ----------------------     ----------------------
                                                                  2001         2000          2001           2000
                                                                --------      --------     --------      --------

Net revenues                                                    $ 34,908      $ 24,083     $ 94,989      $ 77,131
                                                                --------      --------     --------      --------

Operating costs and expenses:
   Direct costs                                                   17,947        12,344       48,556        37,323
   Selling                                                         3,620         2,967        9,348         8,984
   General and administrative                                      7,879         6,507       22,004        20,010
   Direct pharmaceutical start-up costs                              442            --        2,123            --
   Research and development                                        3,028         2,774        7,253         8,112
                                                                --------      --------     --------      --------
                                                                  32,916        24,592       89,284        74,429
                                                                --------      --------     --------      --------

Income (loss) from operations                                      1,992          (509)       5,705         2,702

Other income (expense):
   Interest, net                                                    (893)         (559)      (1,600)       (1,599)
   Other                                                              87            90         (603)          344
                                                                --------      --------     --------      --------
                                                                    (806)         (469)      (2,203)       (1,255)
                                                                --------      --------     --------      --------

Income (loss) before income taxes and cumulative
    effect of accounting change                                    1,186          (978)       3,502         1,447
Provision for (benefit from) income taxes                            478          (441)         964          (441)
                                                                --------      --------     --------      --------

Income (loss) before cumulative effect of
   accounting change                                                 708          (537)       2,538         1,888

Cumulative effect of a change in accounting principle,
   net of a tax benefit of $495                                       --            --           --          (961)
                                                                --------      --------     --------      --------

Net income (loss)                                               $    708      $   (537)    $  2,538      $    927
                                                                ========      ========     ========      ========

Basic earnings (loss) per share
   Income (loss) before cumulative effect                       $   0.04      $  (0.03)    $   0.14      $   0.11
   Cumulative effect of accounting change                             --            --           --         (0.06)
                                                                --------      --------     --------      --------
Net income (loss)                                               $   0.04      $  (0.03)    $   0.14      $   0.05
                                                                ========      ========     ========      ========
Weighted average shares outstanding                               17,945        17,556       17,774        17,439
                                                                ========      ========     ========      ========

Diluted earnings (loss) per share
   Income (loss) before cumulative effect                       $   0.04      $  (0.03)    $   0.14      $   0.11
   Cumulative effect of accounting change                             --            --           --         (0.06)
                                                                --------      --------     --------      --------
Net income (loss)                                               $   0.04      $  (0.03)    $   0.14      $   0.05
                                                                ========      ========     ========      ========
Weighted average shares outstanding                               18,571        17,556       18,152        17,756
                                                                ========      ========     ========      ========

   The accompanying notes are an integral part of these financial statements.

                                 aaiPHARMA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                               September 30,           December 31,
                                                                    2001                   2000
                                                               -------------           ------------
                                                                (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents                                     $   2,161              $   1,225
   Accounts receivable, net                                         41,954                 29,447
   Work-in-progress                                                 16,176                 11,459
   Inventories                                                       6,300                  3,605
   Prepaid and other current assets                                  9,676                  9,141
                                                                 ---------              ---------
      Total current assets                                          76,267                 54,877
Property and equipment, net                                         36,711                 42,161
Goodwill and other intangibles, net                                 62,230                 11,266
Other assets                                                         7,859                  3,847
                                                                 ---------              ---------
      Total assets                                               $ 183,067              $ 112,151
                                                                 =========              =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and short-term debt      $  13,126              $  16,884
   Accounts payable                                                  8,473                  8,850
   Customer advances                                                12,683                 11,920
   Accrued wages and benefits                                        4,383                  2,710
   Other accrued liabilities                                         8,722                  3,955
                                                                 ---------              ---------
      Total current liabilities                                     47,387                 44,319
Long-term debt, less current portion                                60,859                    509
Other liabilities                                                    1,009                  1,602

Stockholders' equity:
   Common stock                                                         18                     18
   Paid-in capital                                                  75,730                 70,361
   Accumulated deficit                                                (124)                (2,662)
   Accumulated other comprehensive losses                           (1,812)                (1,974)
   Stock subscriptions receivable                                     --                      (22)
                                                                 ---------              ---------
      Total stockholders' equity                                    73,812                 65,721
                                                                 ---------              ---------
      Total liabilities and stockholders' equity                 $ 183,067              $ 112,151
                                                                 =========              =========

   The accompanying notes are an integral part of these financial statements.

                                 aaiPHARMA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                                     September 30,
                                                                                ----------------------
                                                                                  2001          2000
                                                                                --------       -------
Cash flows from operating activities:
  Net income                                                                    $  2,538       $   927
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                                  5,600         5,424
    Issuance of stock for services                                                  --             225
    Other                                                                          1,067           (74)
    Changes in assets and liabilities:
      Trade and other receivables                                                (12,679)        4,609
      Work-in-progress                                                            (4,789)        2,042
      Inventories                                                                 (2,699)       (2,961)
      Prepaid and other assets                                                    (1,116)        1,807
      Accounts payable                                                              (334)       (1,272)
      Customer advances                                                              814        (3,038)
      Other accrued liabilities                                                    6,046        (2,843)
                                                                                --------       -------
Net cash provided by (used in) operating activities                               (5,552)        4,846
                                                                                --------       -------

Cash flows from investing activities:
  Proceeds from sales of property and equipment                                    3,401           290
  Purchases of property and equipment                                             (3,519)       (3,320)
  Product acquisitions                                                           (52,163)         --
  Other                                                                             (104)          342
                                                                                --------       -------
Net cash used in investing activities                                            (52,385)       (2,688)
                                                                                --------       -------

Cash flows from financing activities:
  Net payments on short-term debt                                                 (3,216)       (2,585)
  Proceeds from long-term borrowings                                              60,859          --
  Payments on long-term borrowings                                                  (998)         (506)
  Issuance of common stock                                                         2,304           344
  Other                                                                              (75)            1
                                                                                --------       -------
Net cash provided by (used in) financing activities                               58,874        (2,746)
                                                                                --------       -------

Net increase (decrease) in cash and cash equivalents                                 937          (588)
Effect of exchange rate changes on cash                                               (1)          (36)
Cash and cash equivalents, beginning of period                                     1,225         1,988
                                                                                --------       -------
Cash and cash equivalents, end of period                                        $  2,161       $ 1,364
                                                                                ========       =======

Supplemental information, cash paid for:
  Interest                                                                      $    890       $ 1,318
  Income taxes                                                                        67            20

   The accompanying notes are an integral part of these financial statements.

                                 aaiPHARMA INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.  BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial information as of December 31, 2000 has been derived from audited financial statements; certain amounts from the three and nine months ended September 30, 2000 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates and changes in such estimates may affect amounts reported in future periods.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 specifically addresses revenue recognition issues related to certain upfront payments or fees. Under SAB 101, certain upfront fees and payments recognized as income in prior periods are required to be deferred and are being amortized into revenue over the terms of the relevant agreements or as the on-going services are performed. Although the Company implemented SAB 101 in the fourth quarter of 2000, the cumulative effect of a change in accounting principle has been retroactively adopted as of the beginning of the first quarter of 2000. For the year 2000, the Company recorded a charge of $1,456,000 ($961,000 after tax) for the cumulative effect of this change in accounting principle. For the three and nine months ended September 30, 2001, the Company recognized $83,000 and $417,000 of revenue related to the amortization of these deferred amounts, respectively. For the three and nine months ended September 30, 2000, the Company recognized $183,000 and $550,000 of revenue, respectively.

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but must be reviewed at least annually for impairment. SFAS No. 142 also states that goodwill and intangible assets acquired after June 30, 2001 should not be amortized. The statement is effective for fiscal years beginning after December 15, 2001, and the Company is in the process of assessing the impact that SFAS No. 142 will have on its results of operations and consolidated financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides guidance and addresses significant implementation questions on the accounting for the impairment or disposal of long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact that SFAS No. 144 will have on its results of operations and consolidated financial position.

2.  EARNINGS PER SHARE
The following table sets forth the computation of basic and fully diluted earnings per share (in thousands, except per share amounts):

                                                         Three Months Ended          Nine Months Ended
                                                            September 30,               September 30,
                                                        ----------------------      --------------------
                                                          2001         2000           2001         2000
                                                        -------      --------       -------      -------
Numerator:
   Net income (1)                                       $   708      $   (537)      $ 2,538      $   927
                                                        =======      ========       =======      =======
Denominator:
   Denominator for basic earnings per share -
     weighted average shares                             17,945        17,556        17,774       17,439
   Effect of dilutive securities:
     Employee stock options                                 626            --           378          317
                                                        -------      --------       -------      -------
Denominator for fully diluted earnings per share -
     weighted average shares                             18,571        17,556        18,152       17,756
                                                        =======      ========       =======      =======

Basic earnings per share                                $  0.04      $  (0.03)      $  0.14      $  0.05
Diluted earnings per share                              $  0.04      $  (0.03)      $  0.14      $  0.05

(1)  Numerator for both basic and diluted earnings per share.
(2) Options to purchase 244,000 weighted average shares in the third quarter of 2000 were not included in diluted earnings per share since their inclusion would be anti-dilutive

3.  COMPREHENSIVE INCOME
Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. The following table presents the components of the Company's comprehensive income (in thousands):

                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                        ------------------    -----------------
                                          2001      2000       2001      2000
                                        -------   --------    -------   -------

Net income (loss)                       $   708   $  (537)    $ 2,538   $   927
Currency translation adjustments            695      (775)       (385)   (1,103)
Unrealized gain (loss) on investments       (44)       --         547      --
                                        -------   -------     -------   -------

    Comprehensive income (loss)         $ 1,359   $(1,312)    $ 2,700   $  (176)
                                        =======   =======     =======   =======

4.  FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA
    (IN THOUSANDS):

                            Three Months Ended            Nine Months Ended
                              September 30,                 September 30,
                         -----------------------       -----------------------
                            2001           2000           2001          2000
                         --------       --------       --------       --------
NET REVENUES:
Research revenues:
   Non-clinical          $ 16,013       $ 15,869       $ 49,089       $ 47,022
   Clinical                 7,716          6,412         21,441         18,133
                         --------       --------       --------       --------
                           23,729         22,281         70,530         65,155
Product sales               6,653          1,100         11,250          4,391
Product development         4,526            702         13,209          7,585
                         --------       --------       --------       --------
                         $ 34,908       $ 24,083       $ 94,989       $ 77,131
                         ========       ========       ========       ========

United States            $ 31,726       $ 20,976       $ 85,171       $ 64,067
Non-U.S.                    3,965          3,926         12,603         15,714
Less intercompany            (783)          (819)        (2,785)        (2,650)
                         --------       --------       --------       --------
                         $ 34,908       $ 24,083       $ 94,989       $ 77,131
                         ========       ========       ========       ========

INCOME FROM OPERATIONS:
Research revenues:
  Non-clinical             $   297       $ 4,281       $  4,618       $ 12,298
  Clinical                   1,641           294          2,157            669
                           -------       -------       --------       --------
                             1,938         4,575          6,775         12,967
Product sales                1,714          (210)         1,228           (278)
Product development          1,536        (2,244)         6,097         (1,460)
Corporate                   (3,196)       (2,630)        (8,395)        (8,527)
                           -------       -------       --------       --------
                           $ 1,992       $  (509)      $  5,705       $  2,702
                           =======       =======       ========       ========

United States              $ 2,406       $  (567)      $  5,365       $ (2,081)
Non-U.S.                      (414)           58            340          4,783
                           -------       -------       --------       --------
                           $ 1,992       $  (509)      $  5,705       $  2,702
                           =======       =======       ========       ========

5.  TRANSACTIONS WITH RELATED PARTIES
The Company has work-in-progress and receivables due from Aesgen, Inc. ("Aesgen") and Endeavor Pharmaceuticals, Inc. ("Endeavor"). Both Endeavor and Aesgen were organized by aaiPharma Inc. and its principal shareholders, and continue to be related parties. The total amount of work-in-progress and receivables at September 30, 2001 related to Aesgen was approximately $625,000 and the amount related to Endeavor was approximately $133,000. Revenues recognized from Aesgen and Endeavor totaled $11,000 and $241,000 for the three and nine months ended September 30, 2001, and were $223,000 and $715,000 for the three and nine months ended September 30, 2000.

6.  DEBT
The following table presents the components of current maturities of long-term and short-term debt (in thousands):


                                                    September 30,  December 31,
                                                         2001          2000
                                                    -------------  ------------

U.S. revolving credit facility                         $13,100       $ 9,403
U.S. bank debt                                              --         5,250
German revolving credit facility                            --         1,716
Current maturities of long-term debt                        26           515
                                                       -------       -------
Current maturities of long-term debt and
  short-term debt                                      $13,126       $16,884
                                                       =======       =======

                                                    September 30,  December 31,
                                                        2001          2000
                                                    -------------  ------------

U.S. bank term loans                                   $60,000       $ 1,024
Obligations under asset purchase agreement                 859            --
Less current maturities of long-term debt                   --          (515)
                                                       -------       -------
Total long-term debt due after one year                $60,859       $   509
                                                       =======       =======

In August 2001, the Company entered into the Second Amended and Restated Loan Agreement, which expires in September 2002. The agreement provides for borrowings of up to $85 million, consisting of a term loan of $60 million and a revolving credit facility of up to $25 million. The revolving credit amount is based upon a borrowing base consisting of portions of accounts receivable and inventories. The agreement provides for variable interest rates based on LIBOR and is secured by a security interest on substantially all assets of the Company. At the end of the credit period, any outstanding balances under this facility must be repaid. Subject to certain financial conditions, the agreement may be extended to December 31, 2006. If the agreement is extended, quarterly principal payments on the term loan will begin in March 2003. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At September 30, 2001, the Company qualified for the entire $25.0 million borrowing base of the revolving credit facility; actual borrowings totaled $13.1 million.

Under the terms of the credit agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with the financial covenants at September 30, 2001.

7.  CONTINGENCIES
The Company currently leases a facility adjacent to the Company's laboratories from two banks. The facility was built in 1999 in Wilmington, North Carolina. The Company also leases a laboratory in Durham, North Carolina from the same two banks. The Company's operating leases for these facilities covered an initial period of three years, which expired in October 2001, with two one-year renewal periods. At the end of the initial term, the Company elected to extend the leases under the first renewal period. At the end of the first renewal period, the Company may elect to purchase the facilities at fair market value, extend the leases again or the properties may be sold.

8.  ACQUISITION
In the third quarter of 2001, the Company completed the acquisition of a line of critical care injectable nutritional products from AstraZeneca AB, an affiliate of AstraZeneca PLC. The Company acquired these products for payments of up to $100 million over three years. Revenues from the sales of these products are included in the Company's results of operations beginning on the acquisition date. To finance the initial payment for this acquisition, the Company used the proceeds from the term loan, as described in Note 6. Future guaranteed payments are due in September 2002 and 2003. Future contingent payments for the acquisition are potentially due in September 2003 and 2004, but are contingent upon certain obligations being completed by AstraZeneca, and have not yet been recorded as a liability on the Company's balance sheet.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The Company's quarterly results have been, and are expected to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, the commencement, completion or cancellation of large contracts, demand for the Company's pharmaceutical product line, ability of contract manufacturers to supply products on a timely basis, costs and results of ongoing and future litigation by and against the Company, progress of ongoing contracts, achieving expected levels of licensing and royalty revenues, the timing of start-up expenses for new facilities, timing and level of research and development expenditures and changes in the mix of services. Since a large percentage of the Company's operating costs are relatively fixed, variations in the timing and progress of large contracts or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect quarterly results. Accordingly, the Company believes that comparisons of its quarterly financial results may not be meaningful.

RESULTS OF OPERATIONS:

THIRD QUARTER 2001 COMPARED TO THIRD QUARTER 2000
Overall net revenues for the third quarter of 2001 grew 45% to $34.9 million, compared to $24.1 million in the third quarter of 2000. Research revenues (non-clinical and clinical) were $23.7 million in the third quarter of 2001 compared to $22.3 million in the same period of 2000. Non-clinical research revenues were up 1% to $16.0 million in the third quarter of 2001, from $15.9 million in the same period of 2000. Clinical research revenues were up 20% to $7.7 million in the third quarter of 2001, from $6.4 million in the same period of 2000. Clinical research revenues were higher primarily related to revenue generated from significant new contracts entered into in the last half of 2000, including amendments to those contracts, which occurred in 2001.

Product development revenues (royalties & fees) were $4.5 million in the third quarter of 2001 compared to $0.7 million in the prior year period. This positive change reflects an increase in royalties earned and milestones achieved. The Company anticipates that product development revenues will increase in future quarters as additional agreements are signed, and royalties and milestones are earned. However, there can be no assurance that the Company will be successful in executing additional product development agreements and increase its future revenue, that the products developed will be commercially successful or that product development projects will not be cancelled by innovator companies. In addition, under certain product development contracts, royalties are based on sales of customer products or other circumstances beyond our control, and royalties under these agreements may be reduced or terminated on the occurrence of events beyond our control.

Pharmaceutical product sales were $6.7 million in the third quarter of 2001 compared to $1.1 million in the third quarter of 2000. This increase is attributable primarily to sales generated by the recently acquired M.V.I.(R) and Aquasol(TM) critical care injectable nutritional product lines (the "M.V.I.(R) Product line"), along with continued growth in azathioprine and other pharmaceutical products. The M.V.I.(R) product line was acquired from AstraZeneca AB in the third quarter of 2001, and is marketed by one of our business units, NeoSan Pharmaceuticals.

Gross margin dollars were $17.0 million in the third quarter of 2001 compared to $11.7 million in the third quarter of 2000, due principally to the higher revenue levels. Gross margin as a percentage of revenues was approximately 49% for both the third quarters of 2001 and 2000. Increases in gross margin percentage generated by the initial sales of the M.V.I.(R) product line were offset by the lower gross margin percentage from the changing mix of research revenues, with lower margin clinical revenues up significantly, and higher margin Product Life Cycle Management revenues lower due to the winding down of a significant project as it nears completion.

Selling, general and administrative costs as a percentage of net revenues were approximately 33% in the third quarter of 2001, compared to 39% for the same quarter in 2000. This trend is expected to continue, as pharmaceutical product sales become a more significant component of overall revenues and require little incremental G&A expenses. Selling expenses will increase in the fourth quarter as the NeoSan Pharmaceuticals sales force is fully implemented.

The third quarter of 2001 included $0.4 million of start-up costs, related to the build-out of the NeoSan Pharmaceuticals product marketing organization, which were recorded until the acquisition date of the critical care brands. There were no corresponding costs in the third quarter of 2000.

Research and development expenses were approximately 9% of net revenues in the third quarter of 2001, compared with approximately 12% of revenues for the same period in 2000. The Company believes R&D expense will continue to be approximately 8-10% of revenues.

The Company recorded a tax provision of $0.5 million in the third quarter of 2001. The effective tax rate of 40% resulted from a higher mix of U.S. based income in the quarter.

Based on the above factors, the net income for the third quarter of 2001 was $0.7 million, or $0.04 per diluted share, compared with a net loss of $0.5 million, or ($0.03) per diluted share in the same period of 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000
Overall net revenues for the nine months ended September 30, 2001 grew 23% to $95.0 million, compared to $77.1 million in same period of 2000. Research revenues (non-clinical and clinical) were $70.5 million, an increase of 8% over the $65.2 million recorded in 2000. Non-clinical research revenues were up 4% to $49.1 million in the nine months ended September 30, 2001, from $47.0 million in the same period of 2000. Clinical research revenues were $21.4 million in the nine months ended September 30, 2001, an increase from the $18.1 million in the same period of 2000.

Product development revenues were $13.2 million in the nine months ended September 30, 2001 compared to $7.6 million in the prior year period. Sales of pharmaceutical products were $11.3 million compared to $4.4 million in the first nine months of 2000, reflecting the M.V.I.(R) product line acquisition in the third quarter of 2001 and the continued growth of other product sales.

Gross margin dollars were $46.4 million or $6.6 million higher than the nine months ended September 30, 2000, primarily resulting from the increased revenue in the current period. Gross margin as a percentage of revenues was approximately 49% for the first nine months of 2001, compared to 52% for the same period of 2000. The lower overall gross margin percentage reflects the mix of revenues, with lower margin clinical revenues up significantly, and higher margin Product Life Cycle Management revenues lower, partially offset by the initial sales of higher margin M.V.I.(R) products.

Selling, general and administrative costs as a percentage of net revenues decreased to approximately 33% in 2001 compared to 38% for the same period in 2000, reflecting the decreases experienced in the third quarter.

The nine months ended September 30, 2001 included $2.1 million of start-up costs related to the build-out of the NeoSan Pharmaceuticals product marketing organization. There were no corresponding costs in 2000.

Research and development expenses were approximately 8% of net revenues in the nine months ended September 30, 2001, compared with approximately 11% of revenues for the same period in 2000. As previously reported, the Company has taken several steps to utilize R&D spending more efficiently.

Income from operations was $5.7 million for the nine months ended September 30, 2001 as compared to income from operations of $2.7 million for the same period of 2000. This increase was largely due to higher product development revenues, initial sales of the M.V.I.(R) product line, higher research revenues and lower R&D spending, partially offset by the direct pharmaceutical start-up costs.

In the first quarter of 2000, the Company recorded $1.0 million in expense (net of tax) for the cumulative effect adjustment due to the change in accounting principle related to the implementation of Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 required certain revenues to be deferred and amortized into revenue in future periods.

Based on the above factors, net income for the nine months ended September 30, 2001 was $2.5 million, or $0.14 per diluted share, compared to $0.9 million, or $0.05 per diluted share after the cumulative effect of a change in accounting principle (SAB 101).

LIQUIDITY AND CAPITAL RESOURCES
The Company has historically funded its business through operating cash flows and proceeds from borrowings. Cash used by operations in the first nine months of 2001 was $5.6 million, which included $4.6 million for working capital needs to establish the M.V.I.(R) product line, primarily for accounts receivable and inventories. Cash provided by operating activities was $4.8 million in the first nine months of 2000. Excluding the cash used for M.V.I.(R) operating activities, the change primarily resulted from an increase in accounts receivable, work-in-progress and accounts payable, which are all strongly influenced by the timing of transactions. Cash payments on borrowings during the first nine months of 2001 were approximately $4.2 million.

In March 2001, the Company concluded a sale/leaseback transaction on certain manufacturing assets, which provided cash of $3.1 million. Capital expenditures were $3.5 million during the first nine months of 2001 compared to $3.3 million during the same period last year. The Company anticipates total capital expenditures for 2001 to be less than depreciation expense for the year.

In August 2001, the Company entered into the Second Amended and Restated Loan Agreement, which expires in September 2002. The agreement provides for borrowings of up to $85 million, consisting of a term loan of $60 million and a revolving credit facility of up to $25 million. The revolving credit amount is based upon a borrowing base consisting of portions of accounts receivable and inventories. The agreement provides for variable interest rates based on LIBOR and is secured by a security interest on substantially all assets of the Company. At the end of the credit period, any outstanding balances under this facility must be repaid. Subject to certain financial conditions, the agreement may be extended to December 31, 2006. If the agreement is extended, quarterly principal payments on the term loan will begin in March 2003. The agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At September 30, 2001, the Company qualified for the entire $25.0 million borrowing base of the revolving credit facility; actual borrowings totaled $13.1 million.

Under the terms of the credit agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with the financial covenants at September 30, 2001.

In the third quarter of 2001, the Company completed the acquisition of a line of critical care injectable nutrition products from AstraZeneca AB, an affiliate of AstraZeneca PLC. The Company acquired these products for payments of up to $100 million over three years. Revenues from the sales of these products are included in the Company's results of operations beginning on the acquisition date. To finance the initial payment for this acquisition, the Company used the proceeds from the term loan, as described above. Future guaranteed payments are due in September 2002 and 2003. Future contingent payments for the acquisition are potentially due in September 2003 and 2004, but are contingent upon certain obligations being completed by AstraZeneca, and have not yet been recorded as a liability on the Company's balance sheet.

aaiPharma expects that near term growth can be accommodated utilizing the current credit facility. The Company may seek to supplement cash flow from operations with the issuance of equity securities and additional borrowings. At some point in the future there may be other opportunities that require additional external financing, and the Company may from time-to-time seek to obtain funds through the public or private issuance of equity or debt securities. While the Company remains confident that it can secure additional financing if necessary, there can be no assurances that such financing will be available or that the terms will be acceptable to the Company.

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but must be reviewed at least annually for impairment. SFAS No. 142 also states that goodwill and intangible assets acquired after June 30, 2001 should not be amortized. The statement is effective for fiscal years beginning after December 15, 2001, and the Company is in the process of assessing the impact that SFAS No. 142 will have on the results of its operations and consolidated financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides guidance and addresses significant implementation questions on the accounting for the impairment or disposal of long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. The Company is in the process of assessing the impact that SFAS No. 144 will have on its results of operations and consolidated financial position.

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

These forward-looking statements include, among others:

o all statements discussing liquidity; future, planned or targeted operational or financial expectations, goals or objectives; future, planned or targeted cost reductions and capital expenditures; litigation; royalties; and continued access to financing; and

o all statements using the words "expect", "may", "believe", "anticipate", "estimate", "project", "intend", "will", "plan", "target", "objective", "goal", "should" and similar expressions are intended to identify forward-looking statements.

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

The Company assumes no obligation to update its forward-looking statements, or other statements, contained herein. Additional factors that may cause the actual results to differ materially are discussed in Exhibit 99.1 attached hereto and incorporated herein by reference, and in the Company's recent filings with the SEC, including, but not limited to, the Company's registration statement, as amended, its Annual Report on Form 10-K filed with the SEC on April 2, 2001, its Quarterly Report on Form 10-Q filed with the SEC on August 14, 2001, including the exhibits thereof, its Form 8-K's, and its other periodic filings.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company, as a result of global operating activities, is exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change and can have an adverse impact on the Company's operating results. If foreign exchange rates were to increase by 10%, year to date operating results would have been lower by $28,000 due to the reduction in reported results from European operations.

The Company is also exposed to fluctuations in interest rates on its variable rate debt instruments and leases tied to LIBOR. If interest rates were to increase by 1%, annual interest expense on variable rate debt and leases tied to interest rates would increase by approximately $457,000, or $114,000 per quarter.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There have been no material developments in the litigation described in the Company's Form 10-Q for the period ended June 30, 2001. In addition to the previously described litigation, legal action initiated by the Company after September 30, 2001 is summarized below.

On October 30, 2001, the Company initiated patent infringement litigation against several companies selling, or seeking to sell, generic versions of Prozac(R), including Barr Laboratories, Inc., Dr. Reddy's Laboratories Ltd., Reddy-Cheminor Inc., and PAR Pharmaceuticals Inc., in United States District Court for the Eastern District of North Carolina, seeking a declaratory judgment that the named generic drug manufacturers are infringing on the Company's two recently issued fluoxetine hydrochloride Form A patents, an injunction to prevent any sale of products infringing on the patents, and compensatory and punitive monetary damages and attorneys fees. These patents were issued to the Company by the United States Patent and Trademark Office on October 30, 2001. The complaint was amended on November 6, 2001 to include one additional patent that was issued to the Company on November 6, 2001. The Company is vigorously prosecuting this action.

The Company may be party to other lawsuits and administrative proceedings incidental to the normal course of its business which are not considered material.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:
A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

During the third quarter of 2001, the Company filed no Form 8-K's.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   aaiPHARMA INC.

Date:     November 12, 2001        By: /s/ FREDERICK D. SANCILIO
         -------------------           -----------------------------------------
                                       Frederick D. Sancilio, Ph.D.
                                       Chairman of the Board and Chief Executive
                                       Officer (Principal Executive Officer)

Date:     November 12, 2001        By: /s/ WILLIAM L. GINNA, JR.
         -------------------           -----------------------------------------
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

10.10 Amendment No. 1 to the Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)

10.11 Amendment and Forbearance Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.12 Pledge Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.13 Security Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999)

10.14 Applied Analytical Industries, Inc. 1996 Stock Option Plan, as amended on March 27, 2000 (incorporated by reference to exhibit to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)

10.15 Second Amended and Restated Loan Agreement dated as of August 17, 2001 between the Company, AAI Applied Analytical Industries Deutschland GmbH & Co. KG, certain subsidiaries of the Company and Bank of America, N.A.

10.16 Asset Purchase Agreement by and between AstraZeneca AB and NeoSan Pharmaceuticals Inc. dated as of July 25, 2001

10.17 Applied Analytical Industries, Inc. 2000 Stock Option Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)

99.1     Risk Factors