Form 10-K
period 2001-12-31
AAIPHARMA INC
filed 2002-03-11
CIK 1013243

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001




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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K of any amendment to this Form 10-K. [ ]

     The number of shares outstanding of the Registrant's common stock, as of January 31, 2002 was 18,034,068 shares. The aggregate market value for the voting stock held by non-affiliates of the Registrant on January 31, 2002 was approximately $176,218,175.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement for the 2002 annual meeting of stockholders are incorporated by reference in Part III hereof.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

     The terms "we", "us" or "our" in this Form 10-K include aaiPharma Inc., its corporate predecessors and its subsidiaries, except where the context may indicate otherwise. Our corporation was incorporated in 1986, although its corporate predecessor was founded in 1979. In 1999, we merged with Medical & Technical Research Associates, Inc.

TRADEMARKS AND TRADE NAMES

     We own the following registered and unregistered trademarks: M.V.I.(R), M.V.I.-12(R), M.V.I.-Pediatric(TM), Aquasol A(R), Aquasol E(R), Aquasol D(TM), Brethine(R), ProSorb(R), ProSLO(TM), ProSLO II(TM), ProCore(TM), ProSpher(TM), ProLonic(TM), ProMelt(TM), NeoSan(TM), AzaSan(TM), aaiPharma(TM), and AAI(R). We also reference trademarks owned by other companies. Darvon(R), Darvon-N(R) and Darvocet-N(R) are registered trademarks of Eli Lilly and Company, and we reference these trademarks in this report with its permission. References in this document to Darvon are to Darvon(R) and Darvon-N(R) collectively and references to Darvocet are to Darvocet-N(R). Following our pending acquisition of these branded product lines from Eli Lilly, as described below, we will own the Darvon(R), Darvon-N(R) and Darvocet-N(R) trademarks in the U.S. Cataflam(R) is a registered trademark of Novartis Corporation, Infuvite(R) is a registered trademark of Sabex Inc., Oxycontin(R) is a registered trademark of Purdue Pharma L.P., Prilosec(R) is a registered trademark of AstraZeneca AB, Proventil(R) is a registered trademark of Schering Corporation, Prozac(R) is a registered trademark of Eli Lilly and Company, and Volmax(R) is a registered trademark of GlaxoSmithKline. All references in this document to any of these terms lacking the "(R)" or "(TM)" symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

OVERVIEW

     We are a specialty pharmaceutical company focused on the acquisition, development, enhancement and commercialization of branded pharmaceutical products. We have over 20 years of pharmaceutical research and development experience, with operations primarily in the United States and Europe. Historically, we have generated our revenues by providing a comprehensive spectrum of pharmaceutical research and development services on a fee-for-service basis to a broad base of customers, including large pharmaceutical companies such as AstraZeneca PLC, Bayer AG, Eli Lilly and Company, and Novartis Corporation. In addition, we have dedicated a portion of our resources to developing our own proprietary drug products and drug-delivery technologies, with the goal of licensing or selling rights to these products and technologies to our customers.

     In recent years, the pharmaceutical industry has been characterized by consolidation, which has increased the level of sales necessary for large pharmaceutical companies to justify active marketing, promotion, and research and development of an individual product. We believe that large pharmaceutical companies have begun to focus their resources on existing drugs with annual sales in excess of $500 million, new drugs with high-revenue potential, and products that fit within core therapeutic classes or marketing priorities. These large pharmaceutical companies are divesting smaller volume or non-strategic branded pharmaceutical products. With our established relationships with many of these large pharmaceutical companies, our product development expertise and capabilities, and our existing proprietary drugs and drug-delivery technologies, we believe that we are well positioned to acquire, revitalize and improve established, branded pharmaceutical products.

     In 2001, we began acquiring branded pharmaceutical products whose sales we believe could be increased through enhanced promotion and marketing. We seek to acquire established, branded products that we believe we can improve by applying our significant research and development capabilities and that fall within targeted therapeutic classes -- critical care, central nervous system, pain management, oncology, immunosuppression and cardiology.

     We operate through the following businesses:

     - NeoSan Pharmaceuticals. NeoSan acquires, markets and promotes established branded pharmaceutical products in targeted therapeutic classes that we believe will benefit from our sales promotion and product improvement strategies.

     - aaiResearch. aaiResearch uses its significant research and development capabilities and a portfolio of proprietary drug-delivery technologies and intellectual property rights to improve our acquired products and internally develop new products. Additionally, we offer these capabilities and technologies to our customers for royalties, milestone payments and fees.

     - AAI International. AAI International offers on a fee-for-service basis a comprehensive range of pharmaceutical product development services to our customers on an international basis.

NEOSAN PHARMACEUTICALS -- OUR PRODUCT SALES BUSINESS

     NeoSan acquires established branded pharmaceutical products in targeted therapeutic classes that we believe will benefit from our sales promotion and product improvement strategies. Once acquired, we market and promote these brands directly through our contract sales force to high-prescribing physicians. We use data generated by third-parties to identify physicians who prescribe our products and products in our targeted therapeutic classes. We seek to develop improved products or line extensions to be sold under the acquired brands by applying the significant expertise and scientific capabilities of AAI International and aaiResearch. We also are employing these capabilities to develop new products to be sold under our own brand names. NeoSan intends to focus on the following therapeutic classes -- critical care, central nervous system, pain management, oncology, immunosuppression and cardiology.

     In August 2001, we acquired from AstraZeneca AB the U.S. rights to the M.V.I. and Aquasol branded product lines of critical care injectable and oral nutritional products, which provide nutrients to cancer, AIDS, post-operative and nutritionally compromised patients. In December 2001, we acquired from Novartis Pharmaceuticals Corporation and Novartis Corporation the U.S. rights to the Brethine branded product line, which treats asthma. In February 2002, we entered into a purchase agreement with Eli Lilly and Company to acquire the U.S. rights to Darvon and Darvocet branded product lines, which treat mild to moderate pain.

     Through NeoSan, we seek commercially stable products within our targeted therapeutic classes with strong brand recognition and high gross margins. We also seek established pharmaceutical products that we believe have not been actively marketed and promoted for at least several years prior to our acquiring them. Our goal is to increase the value of the brands that we acquire by promoting them to high-prescribing physicians, using one-on-one meetings, free product samples, educational programs, advertising, direct mail, and website promotion. We intend to acquire products that we can promote to our existing customer base, thereby leveraging our sales force.

     We also plan to apply the significant expertise and scientific capabilities of AAI International and aaiResearch's portfolio of patents and proprietary and in-licensed technologies to develop new formulations, delivery systems, indications, dosage forms and line extensions for NeoSan's branded products that will improve their safety, efficacy, convenience or cost effectiveness or reduce their side effects. Once approved by the FDA, we intend to market these products under the acquired brand names, thereby leveraging the value of the existing brand for our product improvements and line extensions. Additionally, we will seek renewed regulatory or patent exclusivity for these improved products. A new indication for an existing product or changes in product composition, method of use, formulation and process may provide three-year non-patent exclusivity or longer-term patent protection.

     Additionally, through the development expertise of aaiResearch, our NeoSan business is continuing internal development efforts on our own branded pharmaceutical products. Product candidates in the later stages of development include three new dosage strengths of azathioprine tablets for treatment of rheumatoid arthritis and post-transplant rejection, and an imidapril tablet, which is an angiotensin converting enzyme (ACE)-inhibitor, for treatment of cardiovascular disease. Earlier stage products include a quick-dissolving omeprazole tablet for treatment of stomach and ulcer ailments, a microsphere anticancer agent delivered by injection, and a controlled release mesalamine tablet for treatment of Crohn's disease, a particular type of gastrointestinal disease. The details of NeoSan's pipeline of product candidates from the development work of aaiResearch is discussed in "-- aaiResearch -- Our Product Development Business." We do not know, however, whether we will ever be able to successfully commercialize any of these product candidates.

  M.V.I. AND AQUASOL ACQUISITION

     On August 17, 2001, we acquired the U.S. rights to a line of critical care injectable and oral nutritional products from AstraZeneca for up to $100 million in cash, of which we paid $52.5 million at closing of the acquisition. Future guaranteed payments of $1.0 million each are due in August 2002 and 2003. Future contingent payments of $2.0 million and $43.5 million are potentially due in August 2003 and 2004, respectively. The acquired products are M.V.I.-12, M.V.I.-Pediatric, Aquasol A and Aquasol E. The M.V.I.-12, M.V.I.-Pediatric and Aquasol A products are administered by intravenous or injected solution to provide nutrients to severely ill patients for whom oral nutrition is not feasible. Aquasol E is administered by oral solution.

     The M.V.I. and Aquasol brands had net sales of $24.6 million for the period from January 1, 2001 to August 17, 2001, the audited period prior to their acquisition. These brands had net revenues of $16.8 million for us during the remaining portion of 2001. The initial M.V.I. product and Aquasol A were approved for marketing over 45 years ago, and M.V.I.-Pediatric was approved in 1983. No FDA approval is necessary to market Aquasol E.

     The M.V.I. products and Aquasol A are approved by the FDA for the following uses:

     - M.V.I.-12 is a multivitamin solution for intravenous use as a daily multivitamin for adults and children over 11 years receiving parenteral nutrition. It also is used in other situations where intravenous dosing is required due to nutrient depletion, including in surgery, for extensive burns, fractures and other trauma, for severe infectious diseases, and for comatose states.

     - M.V.I.-Pediatric is a sterile powder intended for reconstitution as a solution for intravenous use as a daily multivitamin for infants and children up to 11 years of age receiving parenteral nutrition. It also is used in other situations where intravenous dosing is required due to nutrient depletion, including in surgery, for extensive burns, fractures and other trauma, for severe infectious diseases, and for comatose states.

     - Aquasol A (vitamin A) Parenteral is an injectable vitamin solution used to provide vitamin A. Aquasol E (vitamin E) Drops, which do not require FDA approval to be marketed, are nutritional supplements taken orally to provide vitamin E.

     On February 13, 2002, we acquired from Aesgen, Inc. the rights to a generic injectable vitamin D nutritional product that we intend to market under our Aquasol brand name as Aquasol D. We paid $1.0 million for this product at the time of acquisition and agreed to make additional contingent milestone payments of up to $1.5 million and certain royalty payments for the eight-year period following the first commercial sale of this product. We are awaiting FDA approval and are seeking as the approved indication of this drug the management of hypocalcemia, or bone loss, in patients undergoing chronic kidney dialysis.

     Product Market. According to IMS data, the U.S. market for injectable nutritional products was approximately $310 million in annual sales in 2001, up from $60 million of annual sales in 1996. Of this $310 million, the market for injectable vitamin D products, where Aquasol D will compete, was approximately $267 million in annual sales in 2001 and the market for injectable general nutritional products, where M.V.I.-12 and M.V.I.-Pediatric compete, was $39 million in annual sales in 2001. Injectable nutrition products are used primarily as part of total parenteral nutrition therapy for patients, both in the hospital and for in-home health care. Many patients receiving this therapy are recovering from malnutrition, burns, trauma and surgery.

     M.V.I.-12 and M.V.I.-Pediatric are market leaders in the U.S. for injectable multi-vitamin drugs. According to IMS data, in 2001, M.V.I.-12 had over a 90% share of the market for adult injectable multi-vitamins and M.V.I.-Pediatric had over a 90% share of the market for pediatric injectable multi-vitamins. The main competition for M.V.I.-12 is Infuvite Adult, which is marketed by Baxter Healthcare Corporation. The main competition of M.V.I.-Pediatric is Infuvite Pediatric, which also is marketed by Baxter Healthcare Corporation. Aquasol A is the only injectable Vitamin A product on the market. Aquasol E competes with various other vitamin E products. If approved by the FDA, the main competition of Aquasol D is expected to be Calcijex and Zemplar, marketed by Abbott Laboratories, and Hectorol, marketed by Bone Care International, Inc. Aquasol D has been submitted for approval by the FDA as a generic substitute for Calcijex, although Aquasol D will be packaged in a vial, rather than an ampoule, form.

     The FDA has examined the product formulation and the current state of medical thought on the vitamin levels needed in M.V.I.-12. After examining data from a public workshop between the FDA and the American Medical Association as to the appropriate dosage level of vitamins in parenteral multivitamin preparations, the FDA increased the targeted dosage levels of vitamins B1, B6, C and folic acid to be included in multivitamin injectable products to a level greater than that included in any existing product and required the inclusion of Vitamin K. Prior to our acquisition of the M.V.I. product line from AstraZeneca, we had been working with AstraZeneca on a fee-for-service basis to reformulate M.V.I.-12 to meet these guidelines. We anticipate that an application will be submitted to the FDA for this reformulated product in the second half of this year.

     Product Line Strategy. We acquired the M.V.I. and Aquasol brands because of their strong brand names and high market share. We believe that the M.V.I. and Aquasol brands have significant growth opportunities that we can capture through heightened promotional support and product line extensions.

     We intend to enhance the sales of the M.V.I. and Aquasol products by actively promoting them with our sales force. Our sales efforts have focused on the supply of over 20 group purchasing organizations, or GPOs, for hospital and outpatient settings, whose purchase contracts for M.V.I. were assigned to us by AstraZeneca, and other wholesale customers, including managed care organizations. We have actively marketed to GPOs, both to expand sales of M.V.I. and to add Aquasol products to the contracts. Additionally, we are marketing to pharmacy directors, nutritional staff and key physicians in the hospital and institutional health care markets. The targeted physician groups are intensive care specialists in hospitals, and oncologists and geriatricians active in-home health care programs. We believe that significant marketing opportunities also exist with providers in extended care, oncology, HIV, substance abuse and outpatient surgery -- providers that deliver parenteral nutrition in markets that have traditionally been underserved by M.V.I. Augmenting our sales force activities are indirect marketing initiatives that revolve around our websites, including www.neosan.com, www.mvi-us.com and www.TPNpro.com. The data on these websites is not part of this report.

     We are directing some of our marketing efforts at educating hospitals about a change in the recommended dosage of injectable nutritional products. Due to industry-wide shortages in the mid-1990s, we believe the dosage used at many hospitals for total parenteral nutritional therapy was changed from once a day to every other day. The American Society of Parenteral and Enteral Nutrition, or ASPEN, has recently reaffirmed its recommended daily dosage of parenteral nutritional products, which we intend to emphasize in our promotional efforts. Also, we intend to work with ASPEN and leading physicians to have their recommendations for nutritional products specifically address the benefits of the M.V.I. and Aquasol product lines.

     Our product line strategy for M.V.I. and Aquasol will also focus on developing and marketing new replacement products, product improvements and product line extensions, such as Aquasol D, as well as developing more efficient packaging for our product line offerings. The reformulation of M.V.I.-12 described above to add vitamin K will create additional product line opportunities within and outside the U.S. We also plan to reformulate M.V.I.-12 without vitamin K to be used for patients who cannot receive Vitamin K and are developing a liquid injectable form of M.V.I.-Pediatric.

     Since our acquisition of the M.V.I. and Aquasol product lines, we have demonstrated success in increasing their sales and unit growth. We have recruited a highly competent sales force and focused their promotional emphasis on hospitals with the largest sales potential for these products. Additionally, we have expanded the use of Aquasol A and Aquasol E in the marketplace by including them within the scope of our contracts with group purchasing organizations. We have increased the average monthly sales of the M.V.I. and Aquasol products sold in a month to $3.8 million in the period September 2001 to December 2001, from an average of approximately $3.3 million in the period January 1, 2001 to August 17, 2001 and $3.1 million in 2000. We believe this increase reflects the focused promotional efforts of our sales force on hospitals with the highest sales potential. Additionally, we have expanded the use of Aquasol A and Aquasol E in the marketplace by including these products in the scope of our contracts with group purchasing organizations.

     Acquisition Terms. We acquired the rights to M.V.I. and Aquasol in the U.S. and its territories for payments of up to $100 million over three years, with an initial payment of $52.5 million paid on August 17, 2001. Additional payments of $1.0 million each are due in August 2002 and August 2003 (subject to reduction in the event that product returns in each preceding period exceed certain dollar minimums set forth in the purchase agreement). A contingent payment of $2.0 million is due in August 2003 if the FDA approves by December 31, 2002 the reformulated M.V.I.-12 product with a minimum shelf life of 12 months. In addition, a contingent payment of up to $43.5 million is due in August 2004 if the FDA approval of the reformulated M.V.I.-12 product is received on or before December 31, 2003, with the $43.5 million payment being reduced by $1.0 million for each month after December 31, 2002 during which FDA approval is not obtained and with the contingent $43.5 million payment becoming $0 in the event FDA approval is not obtained on or prior to December 31, 2003. As indicated above, we believe that approval of this reformulation could be obtained by the end of 2002 or early 2003.

     Supply of Product. In connection with the M.V.I. and Aquasol acquisition, we entered into an interim supply arrangement with AstraZeneca to supply us with M.V.I.-12 in single-dose vials, multi-dose vials and bulk, Aquasol A and Aquasol
E. The initial term of this interim supply agreement is for two years through August 17, 2003, but we have the option to extend the term for an additional year. Under the interim supply agreement, we may purchase the products for a fixed unit cost for the first two years equal to AstraZeneca's cost of goods sold during 2000 for the relevant product, subject to full adjustment in August 2002 for changes in the cost of raw materials and an adjustment (limited to changes in the Consumer Price Index) for changes in other manufacturing costs. If the contract is extended to the third year, the price will increase to AstraZeneca's full variable and fixed costs plus 20%. If we obtain FDA approval for the reformulated M.V.I.-12 product, AstraZeneca will supply the reformulated product to us at a price equal to AstraZeneca's costs, including materials, labor and variable overhead. In addition, AstraZeneca assigned to us its manufacturing agreement with a third-party supplier for the production of M.V.I.-Pediatric for an indefinite period of time, provided that either party can terminate this agreement upon at least four year's prior notice.

     M.V.I. product line shortages existed in the mid-1990s due to third-party manufacturing problems, which were resolved in 2000 when AstraZeneca brought manufacturing of M.V.I.-12 in-house. Additionally, in September 2001 after an FDA inspection of its facilities, our third party supplier of M.V.I.-Pediatric halted production of M.V.I.-Pediatric at its manufacturing facility upon discovery of microbial growth in other products manufactured in the section of its facility used for the production of M.V.I.-Pediatric. This shutdown created temporary shortages in marketplace. The manufacturer resumed production of M.V.I.-Pediatric in February 2002 and experienced initial production problems. We anticipate that these problems will be promptly resolved and that new products will be shipped to our customers beginning early in the second quarter of 2002. M.V.I.-Pediatric accounted for 31% of the M.V.I. product line sales in 2000 and 34% in 1999.

     We expect to transfer the manufacture of the Aquasol products to our Charleston and Wilmington manufacturing facilities, and to either bring the manufacture of the M.V.I. product lines in-house or contract with third-party manufacturers to ensure a continued, long-term supply on market terms.

  BRETHINE ACQUISITION

     On December 13, 2001, we acquired the U.S. rights to the Brethine branded product line from Novartis Pharmaceuticals Corporation and Novartis Corporation for $26.6 million in cash. Brethine is administered in oral and injectable forms for the prevention and reversal of bronchospasm in patients age 12 and older with asthma and reversible bronchospasm associated with bronchitis and emphysema. Although physicians also prescribe Brethine to stop premature labor, this drug has not been approved by the FDA for this indication and thus it cannot be marketed or promoted for this use. Brethine had net sales of $15.2 million for the eleven and one-half months ended December 13, 2001, the audited period prior to our acquisition. Brethine was initially marketed beginning in 1975. We believe that Novartis ceased actively promoting Brethine in the early 1990s, although Novartis selectively marketed and promoted Brethine since then and a third party provided marketing support for Brethine during 1999 and 2000.

     Product Market. Brethine, or terbutaline sulfate, is a beta-adrenergic agonist bronchodilator, meaning that it aids in the flow of air through the bronchial tubes for people suffering from asthma, emphysema, chronic bronchitis, and other lung diseases. According to Scott-Levin data, oral and injectable drugs to treat these ailments generated sales of approximately $200 million in 2001. IMPAX Laboratories has been marketing a generic form of the oral form of Brethine since July 2001. There are no approved generic forms of the injectable form of this drug. Major branded products competing against Brethine to treat these ailments include Volmax, Proventil, and branded and generic forms of albuterol. Additionally, Brethine is prescribed to stop premature labor in pregnant women. According to Scott-Levin data, this use is estimated to have generated 42% of the total sales of Brethine in 2000.

     Product Line Strategy. We acquired Brethine because of its strong brand recognition, 25 years of clinical experience and well established safety record. Our goal is to enhance the sales of Brethine by actively promoting the brand name and using our existing relationships with hospitals and group purchasing organizations to expand Brethine's distribution channels. We are initially seeking to position Brethine as a preferred treatment of asthma, when a short-acting agent is required. Our marketing efforts emphasize this product's efficacy and its 25-year record of safety.

     Historically, Brethine has been sold through wholesalers, and we are considering the benefit of adding it to product lines carried by group purchasing organizations that we already have as customers. Our existing sales force also is targeting high-prescribing physicians in hospitals and private practices and hospital and retail pharmacists to expand the use of Brethine. We also are working with leading physician groups to have Brethine included in their recommendations and guidelines for the treatment of asthma and related ailments.

     Our strategy for Brethine also involves product line extensions and improvements. We plan to develop a glass vial form of the injectable Brethine product, rather than the current glass ampoule formulation, to improve the safety and convenience of administering this drug. We also are exploring the development of an extended release tablet to be taken twice a day, rather than three times a day as is the case under its current formulation. The extended-release line extension is expected to use our patented drug-delivery technologies that could provide us with patent exclusivity protection.

     Acquisition Terms. We acquired the rights to Brethine in the U.S. and its territories on December 13, 2001 for $26.6 million in cash from Novartis. In connection with this acquisition, we agreed to pay Novartis royalties on our sales in the U.S. and its territories of products developed by us that are derivative of Brethine. Separately, we will be entitled to receive royalty payments on sales outside of the U.S. and its territories of any of these future derivative Brethine products, but not Brethine itself, if Novartis timely elects to exercise its right to obtain an exclusive license from us to market any of these derivative products outside the U.S.

     Supply of Product. We entered into an interim supply agreement with Novartis providing for its manufacture and packaging of the oral and injectable form of Brethine for sale by us in the U.S. through December 13, 2004. We may terminate the manufacturing component of the supply agreement on 12-months notice and the packaging component on six months' notice. Under the supply agreement, we may purchase the products for a fixed unit cost during the term of the agreement, subject to an annual price adjustment on January 1, 2003 and January 1, 2004 tied to the Consumer Price Index and to a downward adjustment in the event product packaging is moved to a third party. We intend to transfer the Brethine manufacturing processes to our own facilities prior to expiration of the supply agreement. This move, however, is subject to FDA approval, and it is possible that this approval will not be obtained on a timely basis, if at all.

     Novartis maintains an inventory of the active ingredient, terbutaline sulfate, used to manufacture both the oral and injectable forms of the Brethine products. The supplier of this existing inventory, however, has stopped producing terbutaline sulfate. As a result, we have identified and are seeking FDA approval of a new supplier and are responding to FDA requests regarding the new supplier's material. We believe the current inventory of terbutaline sulfate from the approved supplier is sufficient to continue to manufacture the oral form of Brethine to supply anticipated orders until September 2002 for some dosage strengths and several months later for other dosage strengths and to manufacture the injectable form of Brethine to fill anticipated orders for several years. Novartis has acquired an inventory of terbutaline sulfate from the new supplier, but the Brethine products it manufactures for us with this material may not be sold until the new supplier is approved by the FDA. We believe that we will obtain approval of the new supplier prior to September 2002, but it is possible that we may not receive approval until much later, if at all. If the FDA does not approve the new supplier, we will not be able to supply one dosage strength of Brethine tablets to our customers after August 2002 and will not be able to supply the remaining oral dosage strength within several months after that. Sales of the oral form of Brethine accounted for approximately 65% of net sales of Brethine in 2001.

  PENDING DARVON AND DARVOCET ACQUISITION

     On February 18, 2002, we entered into an agreement with Eli Lilly to acquire the U.S. rights to the Darvon and Darvocet branded product lines for $211.4 million in cash, subject to reduction based on net sales of these products before and after the closing of the acquisition. These products are used to treat mild to moderate pain. The Darvon and Darvocet product lines had net sales of $62.9 million in 2001, $56.5 million in 2000 and $49.5 million in 1999. Net sales of Darvon and Darvocet in November and December 2001 and January 2002, however, were less than their average monthly sales during each of 2001, 2000 and 1999. See "Additional Risk Factors -- Risks Relating to Our
Business -- Our acquisition strategy could have a material and adverse effect on us; the product sales of Darvon and Darvocet have recently decreased" contained elsewhere in this report. The Darvon and Darvocet product lines have been sold in the U.S. for over 25 years. We believe that Eli Lilly ceased actively marketing and promoting these products approximately nine years ago.

     We are acquiring the Darvon and Darvocet brands because we believe they have high customer recognition in the pain management therapeutic class, an area where we currently have products under development. Our goal is to increase the value of these brands by actively marketing and promoting them and repositioning them through the development of line extensions. We believe that these brands will respond positively to the marketing and promotional support that we intend to provide. Specifically, we intend to enhance the value of the Darvon and Darvocet brands by:

     - actively promoting the Darvon and Darvocet brands with our sales force;

     - increasing our sales force from 20 to 50 people;

     - creating incentives for this sales force to generate new prescriptions for Darvon and Darvocet;

     - working with respected physicians at leading pain clinics to develop pain-management guidelines that specify the use of the Darvon and Darvocet products;

     - targeting our brand promotion towards high-prescribing physicians; and

     - developing, marketing and promoting improved products and line extensions with improved product, delivery, and therapeutic characteristics and potential regulatory and patent exclusivity.

     In connection with this pending acquisition, we have entered into an interim supply agreement with Eli Lilly for the manufacture of the Darvon and Darvocet products through December 31, 2004. Upon the satisfaction of certain conditions, we may extend the agreement for an additional six months, during which Eli Lilly will use commercially reasonable efforts to supply NeoSan with a calender year's supply of products during the extension period, subject to certain maximum and minimum quantities. Prior to expiration of this agreement, we intend to have FDA approval permitting the transfer of the manufacturing of these products to our manufacturing facilities, one or more third-party manufacturing facilities, or a combination of these facilities. Darvon and Darvocet contains a controlled substance. Therefore, this approval could take longer and will involve start up and transfer costs.

     We have filed a Current Report on Form 8-K with the Securities and Exchange Commission on March 11, 2002 with respect to our proposed acquisition of Darvon and Darvocet. This current report includes our unaudited consolidated pro forma financial statements giving effect to the acquisition and related financing transactions.

  SALES AND DISTRIBUTION OF BRANDED PRODUCTS

     In connection with our acquisition of the M.V.I. and Aquasol product lines, we engaged Ventiv Health U.S. Sales, Inc., a national pharmaceutical sales organization, to provide us with a dedicated contract sales force of 20 sales representatives and two sales managers. As we expand our branded product line offerings, we intend to use Ventiv to assist us in expanding our field sales organization. With the addition of the Darvon and Darvocet products, we plan to expand the size of our dedicated sales force to 50 and the sales management team to five. Ventiv provides over 2,500 sales representatives to pharmaceutical clients, with each sales representative dedicated exclusively to one pharmaceutical company pursuant to contract. Our relationship with Ventiv enables us to ramp up our sales staff quickly and economically in connection with the acquisition of a branded product and avoid incurring incremental sales and marketing costs prior to an acquisition. The initial term on our contract with Ventiv runs through December 31, 2003. However, either party may terminate the agreement at any time upon 90 days prior written notice. If we decide to employ any contract personnel provided by Ventiv under the agreement during the term of the agreement or within one year of its termination, we must pay Ventiv certain fees. Additionally, we have approximately 11 employees marketing and promoting our branded products in support of our sales force.

     Similarly, we have also contracted with Integrated Commercialization Solutions, Inc., or ICS, to provide warehousing, distribution, inventory tracking, customer service and financial administrative assistance related to the distribution program (including management of applicable rebates, chargebacks and accounts receivable collection).

  SMALL VOLUME MANUFACTURING

     We currently manufacture certain high-potency and high-toxicity drug products, along with controlled substance products, for clients in our manufacturing facility in Wilmington, North Carolina. Our manufacturing generally covers small volume products. We also manufacture certain drugs developed on behalf of clients for commercial sale while client production facilities are being built and validated. We recently acquired a 48,000 square foot sterile facility in Charleston, South Carolina where we manufacture sterile products. Our manufacturing facilities and equipment are qualified and validated to operate under current Good Manufacturing Practice regulations. We also provide manufacturing, packaging and labeling of non-parenteral clinical trial materials.

AAIRESEARCH -- OUR PRODUCT DEVELOPMENT BUSINESS

     aaiResearch provides research and development expertise and a portfolio of proprietary drug-delivery technologies and intellectual property rights, which we use to enhance and develop products that are innovative, safer, more effective, or more convenient or cost-efficient. This can result in renewed regulatory or patent exclusivity, adding to the commercially valuable life of the product. We offer these product improvement, or life cycle management, activities to our customers for royalties, milestone payments and fees, and apply this expertise to improve our acquired products and internally develop our own new products. Net revenues for aaiResearch in 2001 were $20.4 million.

     In addition to product development, aaiResearch seeks to develop proprietary drug delivery technologies for licensing to our clients. We have historically dedicated a portion of our technical resources and operating capacity to internal drug and technology development with the objective of licensing marketing rights to third parties. aaiResearch continues to pursue this strategy today.

     Our internal product and technology development program has resulted in multiple product applications filed with the FDA and European regulatory agencies. Many of these products have been licensed or sold. Others are still in development. The internal development program has also resulted in patents covering drugs and drug technology and numerous pending patent applications. During 2001, we filed 15 new patent applications with the U.S. Patent and Trademark Office, with international patent applications filed according to applicable conventions.

     We have significant experience in providing product life cycle management services to our clients, which we leverage to develop our own proprietary products. Product life cycle management offers product improvement and line extension opportunities to clients, generally for marketed products facing patent expiration and that could commercially benefit from improvements or line extensions. Product improvements and line extensions offer clients an opportunity to improve product or product delivery characteristics, thus enhancing and extending the commercial value of a branded product line. Improved product characteristics may include enhancement of product stability, creation of additional absorption profiles (e.g., quick or sustained release), higher drug absorption or bioavailability (permitting reduced drug loads per dose with the potential for lower costs and side effects), improved taste, more attractive appearance, or better dosage regimes (e.g., once a day versus multiple doses per day). Product line extensions may include new dosage forms, such as solids, liquids and chewables, to increase patient populations who can benefit from such drugs (e.g., pediatric or geriatric patient populations), as well as new dosage strengths that may be more convenient for doctors and patients under current treatment regimens. Product modifications and line extensions offer clients the opportunity to target new patient subpopulations and improve patient compliance and convenience. Product life cycle management activities also can lead to new inventions and discoveries in the course of the research and development work, providing new opportunities for long-term patent protection for the modified products and potential long-term value for licensees of our technologies.

  OUR DRUG-DELIVERY TECHNOLOGIES

     Our portfolio of internally developed and in-licensed drug-delivery technologies provide us with some opportunities for the expansion of a drug product's effective market life. Our currently available technologies include:

     - ProCore -- a patented multiparticulate technology for controlled release of a drug incorporated into a two-layered pellet. The first layer allows for control of the lag time before an active agent begins its release while the second layer controls the rate of release, and thus the duration of the sustained release effect for the product.

     - ProSorb -- technologies designed to accelerate absorption rates and thus permit weakly acidic compounds to exhibit a longer duration and shorter onset of action relative to conventional dosage forms. The concept of the technology is that the acidic drugs incorporated into the technology form a dispersion pattern upon release in the stomach that allows faster and more complete absorption. ProSorb is a broad-based technology primarily used with liquid or encapsulated drug products. Using this technology with diclofenac, a non-steroidal anti-inflammatory drug, has resulted in our proprietary ProSorb-D product candidate, which is discussed below.

     - ProSLO I and ProSLO II -- an osmosis technology designed for combination product therapy. Osmotic action is the natural movement of water through a membrane and is used to make oral drug administration more accurate, precise and convenient. Our technology has an immediate release component in the outside layer of a laser drilled tablet. This tablet allows a controlled release of multiple active ingredients. The advantages over existing technologies are its easy scalability, the ability to use it with numerous active ingredients, the ability to create both a long- and short-acting drug combination, and its ability to handle what normally are insoluble active ingredients.

     - ProLonic -- a drug-delivery technology specifically designed to release an active agent in the colon. This patented technology can be incorporated into a tablet, a pellet, or a capsule dosage form and uses conventional manufacturing equipment and processes. The advantage represented by this technology is the ability to control the location and timing of release.

     - ProMelt -- a fine particle, rapidly disintegrating technology that allows for creation of a fast melt tablet dosage form while also permitting taste masking, targeted delivery or controlled release of the active agent. The technology is particularly applicable to pediatric and geriatric treatments for patients who have difficulty swallowing more traditional dosage forms such as tablets and capsules.

     - ProSpher -- an injectable, depot formulation for controlled release of active agents from days to months. It is capable of delivering therapeutically important agents with reduced "burst effect," or immediate release, upon administration, as compared to other depot technologies. The technology is designed to allow the development of convenient single does treatment for drug therapies lasting up to six months.

     The ProSLO I and ProSLO II technologies are available for use by us and our clients in the U.S. through an exclusive cooperative agreement with Osmotica Corporation, provided that Osmotica Corporation must agree that the technology is suitable for use with a particular drug product. Osmotica Corporation will receive royalties from the use of these technologies. Additionally, the ProLonic, ProMelt and ProSpher technologies are available to us pursuant to a joint development agreement with Tanabe Seiyaku Co. Ltd. This agreement with Tanabe provides for the joint development by us and Tanabe of certain mutually agreeable drug technologies identified by Tanabe. Under this agreement, we have an exclusive worldwide license to the developed technologies and we are required to pay Tanabe a portion of all down payments and milestone payments, and all royalties, received by us in connection with the commercialization of products using these jointly developed technologies.

     aaiResearch has continued our internal development of products to be licensed to third parties that have additional marketing and distribution capabilities or a therapeutic focus different than ours. We have entered into multiple licensing agreements for products that are currently in development. The terms of the agreements vary as to amounts of milestone payments and fees, as well as methods and extent of revenue participation such as royalties. While we anticipate that most of our product licensing agreements will provide that prospective clients will ultimately sponsor the approved product, in certain instances we have made submissions for internally developed products in our own name.

     Continuing to leverage our development capabilities, we have expanded into product line extension development and have also begun developing new compounds that are chemically similar to currently marketed products with proven therapeutic and safety profiles, and that offer improved characteristics over the marketed product. Examples of these efforts are found in the chart below and include leuprolide and omeprazole. The anticipated improved product characteristics that our work could create potentially include improved product characteristics such as new therapeutic indications, reduced side effects, improved bioavailability, and improved interaction characteristics within patients. Because considerable toxicity data already exists for established products, we believe that line extensions and improvements based on known active ingredients generally can be developed with less risk of failure, less research and development costs and in a shorter time frame than the development of new chemical entities. We also believe that virtual and limited-resource drug companies provide opportunities to enter into cooperative ventures to identify and develop these types of compounds.

  PROSORB-D

     ProSorb-D is a softgel capsule that combines diclofenac, a proven pain medication, with our ProSorb rapid-absorption technology. We are developing this product for the management of pain and have recently begun Phase III clinical trials. We have enrolled the first group of patients in our Phase III studies and expect the Phase III clinical trials to be completed by the end of 2002, with the filing of a New Drug Application, or NDA, with the FDA in early 2003.

     Our completed Phase II clinical studies involving ProSorb-D examined the reduction of pain in approximately 75 patients given either a single dose of ProSorb-D, a single dose of Cataflam, which is an established diclofenac branded product marketed by Novartis, or a placebo after the removal of three or more impacted third molars. The results of the study indicated that 50% of the subjects taking ProSorb-D reported the onset of meaningful analgesic activity, or pain relief, within 18 minutes, with a median duration of

302 minutes. By comparison, 50% of those taking Cataflam reported an onset of meaningful analgesic activity within 38 minutes, with a median duration of 272 minutes. After six hours from the time of molar removal, 72% of the patients given ProSorb-D rated the medication as a very good or excellent pain reliever, while only 45% of the subjects rated Cataflam with this mark.

     In accordance with FDA requirements agreed upon at a pre-Phase III meeting in 2001, our Phase III clinical studies will use two different pain models: post-operative dental pain and knee pain. In each model we are conducting two identical Phase III trials using separate groups of clinical investigators. The dental pain studies will evaluate the safety and efficacy of a single dose of ProSorb-D in the treatment of post-operative dental pain. We plan to study over 400 patients with full enrollment anticipated by the end of the second quarter 2002. The studies of knee pain will evaluate the safety and efficacy of ProSorb-D in the treatment of arthroscopic knee surgery pain. We plan to study over 300 patients. These clinical trials have only recently begun enrollment, with full enrollment anticipated by the end of the third quarter 2002.

     We also will undertake Phase III studies to evaluate the safety and efficacy of diclofenac potassium softgel capsules to treat orthodontic discomfort in patients eight to 16 years of age. This food-effects study will evaluate the drug's interaction in healthy patients with and without food in their stomachs.

  OUR INTERNAL PRODUCT PIPELINE

     Our internal product development pipeline as of the date of this report is described in the following chart, which identifies by product, the drug delivery mechanism or technology, the therapeutic class, stage of development and whether marketing rights are held by NeoSan or one of our customers:

                                        DELIVERY
                                      MECHANISM OR                             STAGE OF
PRODUCT                                TECHNOLOGY       THERAPEUTIC CLASS    DEVELOPMENT    MARKETING RIGHTS
-------                             -----------------   ------------------   ------------   ----------------
Aquasol D.........................   Vial-injection         Critical         Awaiting FDA        NeoSan
                                                         Care/Nutrition        approval

AzaSan............................       Tablet          Central Nervous     Awaiting FDA        NeoSan
                                                         System/Pain and       approval
                                                        Immunosuppression

Imidapril.........................       Tablet          Cardiovascular       Phase III          NeoSan

M.V.I. line extensions............     Injection            Critical         Stability(1)        NeoSan
                                                         Care/Nutrition

M.V.I.-12 reformulation...........     Injection            Critical         Stability(1)        NeoSan
                                                         Care/Nutrition

M.V.I.-Pediatric..................  Liquid injectable       Critical         Stability(1)        NeoSan
                                                         Care/Nutrition

ProSorb-D.........................    ProSorb oral       Central Nervous      Phase III          NeoSan
                                    softgel capsule        System/Pain

Brethine..........................   Vial-injection      Central Nervous     Stability(1)        NeoSan
                                                          System/Asthma

Brethine L.A. ....................      ProCore          Central Nervous       Phase I           NeoSan
                                                          System/Asthma

6-Omeprazole......................      ProMelt         Gastrointestinal      Entering           NeoSan
                                                                               pivotal
                                                                                trial

Fexofenadine/Pseudoephedrine 24
  hour............................       ProSlo          Central Nervous      Phase III         Customer
                                                         System/Allergy                     (under contract)

Leuprolide........................      ProSpher            Oncology           Phase I          Customer
                                                                                               (targeted)

Mesalamine........................      ProLonic        Gastrointestinal       Phase I          Customer
                                                                                               (targeted)

---------------
(1) These products are undergoing stability testing. Under FDA regulations, we believe that approval of these products will not require any clinical studies.

AAI INTERNATIONAL -- OUR FEE-FOR-SERVICE BUSINESS

     AAI International offers a comprehensive range of pharmaceutical product development services to our customers on a worldwide basis. These services include formulation development, analytical, bioanalytical and stability testing services, production scale-up, human clinical trials, regulatory consulting, and manufacturing. These services generally are provided on a fee-for-service basis. Net revenues for AAI International were $93.2 million in 2001 and $87.0 million in 2000.

     Until our transition to a specialty pharmaceutical company, this fee-for-service business was the core of our operations. AAI International provides its services, both individually and in an integrated fashion, to

     - pharmaceutical customers, to help them develop, control, and improve their drug products;

     - NeoSan, to improve its acquired drug products; and

     - aaiResearch, to assist in its development of drugs and drug-delivery technologies and product life cycle management activities.

     We have a strong base of resources, expertise and ideas that allows us to develop and improve drug products and carry out product life cycle management activities both for our customers and ourselves. AAI International provides analytical, clinical and manufacturing services and expertise to our other business units, which do not have independent operations in these areas.

     We focus on our customers' individual needs when marketing our services, often placing our technical personnel with our clients' development teams to participate in planning meetings for the development or improvement of a product. We assign our sales and technical personnel as contacts for our larger clients, understanding that technical personnel may be better able to identify the full scope of our client's needs and suggest innovative approaches. Additionally, we host several technical seminars each year to help our customers stay abreast of the latest developments in their industries.

     Our third-party product development contracts typically provide for upfront fees and milestone payments. The commercialization of the products on which AAI International works is the responsibility of our client. We typically provide signed service estimates estimating fees for specified services. During our performance of a project, clients often adjust the scope of services to be provided by us, at which time the amount of fees is adjusted accordingly. Generally, AAI International's fee-for-service contracts are terminable by the client upon notice of 30 days or less. Although the contracts typically permit payment of certain fees for winding down a project, the loss of a large contract or the loss of multiple contracts could adversely affect our future revenue and profitability in our research revenues business. Contracts may be terminated for a variety of reasons, including the client's decision to stop a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing.

     Since our founding in 1979, we have contributed to the submission, approval or continued marketing of many client products, encompassing a wide range of therapeutic categories and technologies. We believe that our ability to offer an extensive portfolio of high quality drug development and support services enables us to effectively compete as pharmaceutical and biotechnology companies look for a mixture of standalone and integrated drug development solutions that offer cost-effective results on an accelerated basis. AAI International's core services are organized internally along pharmaceutical, analytical, biopharmaceutical, clinical and regulatory affairs lines to best address the product life cycle issues challenging a client.

  PHARMACEUTICAL SERVICES

     AAI International provides a variety of pharmaceutical services to its customers, including drug formulation development, niche manufacturing, and storage and distribution of clinical trial supplies. The services are organized to help clients from the pre-clinical to post-marketing stages.

     Formulation Development Services. AAI International provides integrated formulation development services for its customers' pharmaceutical products, by which it takes a compound and works to develop a safe and stable product with desired characteristics. We believe that AAI International's formulation expertise and significant analytical capabilities enable it to provide an efficient development program, with a dedicated project team tracking the product through all stages of formulation development. AAI International provides formulation development services during each phase of the drug development process, from new compounds to modifications of existing products. AAI International's formulation development projects may support a small segment of critical development activities for a short duration or may last for several years, ranging from early formulation development to a validated, production-scale, commercial product.

     AAI International's formulation development group's expertise spans a broad spectrum of therapeutic classes. It works with clients, and its own product development personnel in the course of proprietary work, to develop products with desired characteristics, including dosage form, strength, release rate, absorption properties, stability and appearance. AAI International has developed significant product and process capabilities that enhance its ability to efficiently solve the complex problems that arise in developing formulations with targeted characteristics and has developed a range of proprietary product technologies that enhance its ability to efficiently achieve desired results in product design and development.

     In providing formulation services, AAI International works closely with clients to design and conduct feasibility studies to chart the potential of formulating a drug using a combination of active drug ingredients and inert materials called excipients. Using experimental designs, initial prototype formulations are prepared to identify potential problems in stability, bioavailability and manufacturing. Generally, formulation development is an iterative process, with numerous formulations being modified as problems are encountered or to provide our clients with viable options.

     We believe that AAI International's experience and expertise in formulation development, as well as certain proprietary technologies, permit it to design efficient protocols for identifying and enhancing formulation prototypes with the greatest potential. Upon selection of the final product prototypes, AAI International develops protocols to scale the product batch size from development stage (e.g., hundreds or thousands of units) to clinical scale (e.g., thousands or millions of units). During the clinical phase, AAI International refines the formulation in response to clinical, bioanalytical and stability data. The manufacturing scale-up process involves identifying and resolving manufacturing problems to facilitate an efficient transfer to the full-scale production equipment of AAI International's clients. Throughout the development process, AAI International develops and validates the analytical methods necessary to test the product to establish and confirm product specifications.

     In addition to new drug development, AAI International's formulations team provides product modification and line extension services to clients through product life cycle management contracts it enters into by us, generally for marketed products facing patent expiration or that can benefit from formulation improvements. Modifications of existing products offer clients an opportunity to improve product characteristics, increasing product market viability. Improved product characteristics include enhancement of stability, absorption profiles (e.g., quick, controlled or sustained release), taste, and appearance. Product line extensions may include new dosage forms, such as solids, liquids and chewables, as well as new dosage strengths. Product modifications and line extensions offer clients the opportunity to target new patient sub-populations and improve patient acceptance of the product. AAI International's product optimization services also cover investigation of impurities, contaminants and degradation, the updating of mature products to meet current regulatory standards and laboratory validation services.

     Manufacture of Clinical Trial Supplies. AAI International manufactures clinical trials materials for Phase I through Phase IV drug-product clinical trials. It has expertise in manufacturing tablets, capsules, sachets, liquids and suspensions, creams, gels, lotions and ointments. We believe that outsourcing of clinical supply manufacturing is particularly attractive to pharmaceutical companies that maintain large, commercial-quantity, batch facilities, where clinical supply manufacturing would divert resources from revenue-producing manufacturing. AAI International has a dedicated 25,000 square foot facility in Wilmington, North Carolina and another facility in Neu-Ulm, Germany to distribute and track clinical trial materials used in clinical studies, with the capacity for controlled substance storage and handling. In addition, AAI International provides its clients with assistance in scaling up production of clinical supply quantities to commercial quantity manufacturing.

  ANALYTICAL SERVICES

     AAI International provides a wide variety of analytical services, as well as services pertaining to method development and validation, drug product and active pharmaceutical ingredient characterization and control, microbiological support, stability storage and studies, and technical support and problem solving with respect to pharmaceuticals. In support of the drug development and compliance programs of its customers, AAI International offers laboratory services to characterize and measure drug components and impurities. We have more than two decades' of experience in providing analytical testing services dedicated exclusively to the drug industry and have developed the scientific expertise, technologically advanced equipment, and broad range of scientific methods to accurately and quickly analyze almost any compound or product.

     Method Development and Validation. AAI International develops and validates methods used in a broad range of laboratory testing necessary to determine physical or chemical characteristics of compounds. Over the last 20 years, we have developed over ten thousand methods on behalf of clients to be applied to all types of dosage forms and drug substances. Analytical methods are developed to demonstrate potency, purity, stability, or other physical or chemical attributes. These methods are validated to ensure the data generated by these methods are accurate, precise, reproducible and reliable, and are used throughout the drug development process and in product support testing.

     Product Characterization. AAI International has the expertise and instruments required to identify and characterize a broad range of chemical entities. Characterization analysis identifies the chemical composition, structure, and physical properties of a compound, and characterization data forms a significant portion of an application to seek regulatory approval to market a new or modified drug. AAI International uses numerous techniques to characterize a compound, including spectroscopy, chromatographic analyses and other physical chemistry techniques. Additionally, it uses such information for control testing to be performed throughout development and marketing to confirm consistent drug composition. Once appropriate test methods are developed and validated, and appropriate reference standards are characterized and certified, AAI International can assist clients by routinely testing compounds for clinical and commercial use.

     Raw Materials and Product Release Testing. AAI International offers testing required by the FDA and other regulatory agencies to confirm that raw materials used in production of finished drug products, and the resulting finished products themselves, are consistent with established specifications. Due to the incorporation of "just-in-time" inventory control systems in client production schedules, release testing for both raw materials and the finished products often cannot be scheduled by clients in advance, yet must be performed immediately. AAI International believes that its internal scheduling systems, analytical laboratory expertise and systems for prompt testing provide it with a competitive advantage in providing both raw material and batch release testing. AAI International believes that this service enhances its clients' confidence in adopting cost-saving "just-in-time" inventory control systems.

     Microbiological Testing. Microbiological testing is an essential indicator to ensure that a drug product, whether raw material or finished product, does not contain harmful microorganisms. AAI International performs sterility testing to ensure the absence of microorganisms from injection products. AAI International has significant experience conducting various microbial tests to identify and quantify micro-organisms that may be present, including limulus amebocyte lysate testing, which measures endotoxins (toxic byproducts of micro-organisms) and particulate matter testing, which determines the presence of foreign matter in injectable drug products. In addition, it performs tests to determine the effectiveness of antibiotics against microorganisms and the minimum levels of preservatives necessary in product formulations to ensure that they remain resistant to bacteria throughout their shelf life.

     AAI International also assists clients with environmental monitoring, including water and air systems testing, using an automated biochemical system to identify microorganisms that are present and determine whether such systems are within applicable microbial limits. It also assists clients in validating their environmental control systems to ensure compliance with the FDA's current Good Manufacturing Practice regulations.

     Stability Studies. AAI International provides stability testing and secure storage facilities necessary to establish and confirm product purity, potency and other shelf-life characteristics. Stability testing is required at all phases of product development, from dosage form development through commercial production, to confirm the shelf life of each manufactured batch. AAI International maintains technologically advanced climate-controlled facilities in the United States and Germany to determine the impact of a range of storage conditions on product integrity. FDA regulations and the regulations of European regulatory authorities require that samples of clinical and commercial products placed in stability chambers be analyzed in a timely fashion after scheduled "pull points" occur, based on the date of manufacture.

  BIOPHARMACEUTICAL SERVICES

     AAI International integrates a Phase I clinical study capability with strong bioanalytical and biotechnology expertise to provide biopharmaceutical services to its customers. The analysis of drugs, metabolites and endogenous compounds in biological samples is a core service of AAI International.

     Phase I Clinical Services. AAI International has a 48-bed Phase I clinical trial facility located in Research Triangle Park, North Carolina, and a 76-bed facility in Neu-Ulm, Germany for conducting certain Phase I clinical trials. In Phase I clinical trials, drugs are administered to human volunteers pursuant to protocols approved by institutional review boards and blood samples are taken at the times prescribed in the study protocols for subsequent bioanalytical testing of the plasma samples.

     Bioanalytical Testing. AAI International offers bioanalytical testing services to support bioequivalence studies and Phase I through Phase IV clinical trials for its clients' pharmaceutical product development needs, analyzing plasma samples to characterize the metabolized forms of the drug and determine the rate of absorption. Bioanalytical studies of new drugs often present challenging and complex issues, with products being metabolized into multiple active and inactive forms, each of which must be measured. AAI International works with its clients to develop and validate analytical methods to permit detection and measurement of the various components to trace levels.

     Biotechnology Analysis and Synthesis. Although the types of analytical investigations of biotechnology products are similar to those required for more traditional pharmaceutical products, the complex molecular structure of many biotechnology products require different technology and expertise. AAI International provides a broad array of biotechnology services, including both analytical and biological testing and method development and validation. AAI International's breadth of services allows it to rapidly deduce and characterize the complex structure of the biotechnology product and measure the molecule or its metabolites in human blood plasma to support clinical trial evaluation. It has expertise in a broad spectrum of biochemical and immunochemical methods for characterization and analysis of biotechnology drugs. These methods include amino acid sequencing, amino acid analysis, peptide mapping, carbohydrate and lipid analysis and electrophoresis. AAI International also has expertise in developing chromatographic methods that precisely evaluate the purity and stability of biotechnology products. This breadth and diversity of analytical skills and technologies enable AAI International to assist its clients from early product development through the investigational new drug application and product license application stages and commercial production.

  PHASE I TO IV CLINICAL SERVICES

     In the late 1990's, we expanded our Phase I clinical trial capabilities and added the ability to conduct and monitor Phase II to Phase IV clinical studies and multi-center trials focused in niche therapeutic classes, including hepatic disease, chemotherapeutics and hormone replacement therapy.

     AAI International can provide a broad range of Phase I through Phase IV clinical services to customers in the pharmaceutical, biotechnology and medical device industries for assistance in the drug development and regulatory approval process in North America. The clinical services include clinical trial management and monitoring, site selection, medical affairs (including safety surveillance and serious adverse event management), data management and statistics, with the core services focused on clinical monitoring and data management.

  REGULATORY AND OTHER CONSULTING SERVICES

     AAI International provides consulting services with respect to regulatory affairs, quality compliance, and process validations. It assists in the preparation of regulatory submissions for drugs, devices and biologics, audits a client's vendors and client operations, conducts seminars, provides training courses, and advises clients on applicable regulatory requirements. AAI International also assists clients in designing development programs for new or existing drugs intended to be marketed in the United States and Europe.

     At a client's request, AAI International will review client-prepared submissions, draft and assemble regulatory submission packages, and attend FDA meetings with clients. AAI International assists clients in preparation for FDA inspections and in correcting any deficiencies noted in FDA inspections. In preparation for an FDA inspection, AAI International's regulatory affairs specialists conduct mock inspections to anticipate FDA observations and advise clients of appropriate remedial actions.

     AAI International also audits manufacturers of active and excipient ingredients used in the drug product, as well as packaging components, on behalf of clients to ensure that the manufacturers' facilities are in compliance with GMP regulations. Such audits generally include review of the vendor's drug master files, analysis of written standard operating procedures, or SOPs, review of production records, and observation of operations to ensure that written SOPs are being followed. Audit reports include recommendations to address any deficiencies. In addition, AAI International advises clients on validation issues concerning their systems and processes and audits client facilities to assist them in validating their processes and their cleaning, water and air handling systems.

     AAI International organizes and conducts seminars worldwide on a number of topical industry issues. AAI International also leverages its in-house laboratory training programs by providing training to clients' employees.

COMPETITIVE STRENGTHS

     We believe that our competitive position is attributable to our scientific capabilities and a number of our other key strengths, including the following:

     ESTABLISHED PHARMACEUTICAL PRODUCT DEVELOPMENT INFRASTRUCTURE. We have a long history of assisting our customers in developing and commercializing pharmaceutical products and have an established infrastructure to do so. Our platform of businesses offers our customers a wide range of scientific capabilities, including analytical services, biopharmaceutical services, pharmaceutical product development services, Phase I to IV clinical services, product manufacturing, and regulatory and other consulting services, in addition to product life cycle management activities. We have approximately 700 employees working on the development of drugs and have worked with over 2,000 pharmaceutical compounds in the past 20 years. We plan to use these capabilities to enhance our internal proprietary product candidates.

     STRONG BRANDS WITH ESTABLISHED CASH FLOWS. Each of the product lines we have acquired has been sold in the U.S. for over 18 years, and the Darvon and Darvocet products have been sold in the U.S. for over 25 years. These branded product lines have generated sales and gross profits for many years despite competition from generic and other competitive products. The product lines that we have acquired, and Darvon and Darvocet, had gross margin percentages ranging from 46% to 92% in the last audited period prior to their acquisition. We believe that the cash flows that these products generate are sustainable, and, moreover, we believe we can increase sales of these products by actively promoting them.

     ESTABLISHED CUSTOMER BASE ENHANCES PRODUCT ACQUISITION OPPORTUNITIES. We have developed strong relationships with major pharmaceutical companies through years of client service on research, product development, and product life cycle management projects. For example, AAI International provided development services to AstraZeneca for both M.V.I.-12 and M.V.I.-Pediatric for several years prior to our acquisition of these products. We have, over the past 15 years, worked on some element of over 80% of the top 200 drug products in the U.S., as ranked by IMS data for 2000. These relationships position us to acquire established, branded products that are no longer the focus of our customers' development, marketing and promotional efforts. We have more than 50 representatives in our research service business who regularly call on key decision makers of the large pharmaceutical companies. These relationships provide important insights into product portfolios and development pipelines and may allow for more rapid identification and acquisition of attractive branded pharmaceutical products.

     EXPERTISE IN PRODUCT LIFE CYCLE MANAGEMENT. Through AAI International and aaiResearch, we offer our customers a strong base of resources, expertise and ideas to better understand and improve their existing products and develop new products. Our portfolio of patents and proprietary and in-licensed technologies may provide our customers with new formulations, delivery systems, indications and dosage forms to improve the safety, efficacy or cost effectiveness, or reduce the side effects, of their drugs. This can result in renewed regulatory or patent exclusivity, adding to the commercially valuable life of the product. For example, we are currently working with a major pharmaceutical company to reformulate their allergy product to be taken once a day instead of four times a day. In the past, we also have worked with a major pharmaceutical company to develop a long acting version of a cardiovascular product to be taken once a day instead of twice a day and with another major pharmaceutical company to develop a chewable tablet form of an antidepressant.

     EXPERIENCED AND DEDICATED MANAGEMENT TEAM. We have an experienced management team that is led by Frederick D. Sancilio, Ph.D., Chairman and Chief Executive Officer, Philip S. Tabbiner, D.B.A., President and Chief Operating Officer, William L. Ginna, Jr., Executive Vice President and Chief Financial Officer, David Johnston, Ph.D., President of AAI International, George E. Van Lear, Ph.D., President of aaiResearch, and David M. Hurley, President of NeoSan Pharmaceuticals. These senior executives have an average of over 20 years of experience in the pharmaceutical industry.

GROWTH STRATEGY

     We believe that our ability to identify and acquire branded pharmaceutical products, to apply our scientific capabilities to develop new and improved products and product line extensions, and to leverage our marketing and promotion organization and our strong relationships with many large pharmaceutical companies, positions our company for continued growth. Specifically, we intend to pursue the following growth strategies:

     ENHANCE SALES THROUGH FOCUSED MARKETING AND PROMOTION. We seek to increase sales of our branded pharmaceutical products through active marketing and promotion directed at high-prescribing physicians, using one-on-one meetings, free product samples, educational programs, advertising, direct mail and website promotion. We also seek to acquire products that we believe have not been actively marketed and promoted for at least a few years prior to our acquiring them. For example, we believe that Eli Lilly stopped actively marketing and promoting Darvon and Darvocet approximately nine years ago. We believe that we can successfully increase sales by combining the strength of the brand name with active promotion of the product.

     STRENGTHEN BRANDS THROUGH PRODUCT LIFE CYCLE MANAGEMENT. We plan to strengthen our branded product lines through product life cycle management activities. We plan to use our research and development expertise and our portfolio of patents and proprietary and in-licensed technologies to provide new formulations, delivery systems, indications and dosage forms that will improve the characteristics of our products, such as their safety, efficacy, convenience, cost effectiveness or side effects. We will seek renewed regulatory or patent exclusivity for our improved drugs, and we plan to market them as line extensions to our acquired branded product lines. We intend to develop product line extensions for each of our acquired product lines. For example, on February 13, 2002, we acquired the rights to a generic injectable vitamin D nutritional product that we intend to market under the name Aquasol D as a line extension to our Aquasol brand name.

     LAUNCH INTERNALLY DEVELOPED BRANDED PRODUCTS. We plan to continue to develop new drugs in our targeted therapeutic classes, with the view of marketing these products under our own brand names. Although we have successfully developed a number of products in the past, we did so with the intention of licensing or selling the products to our customers. We are currently developing several new drug products using our patented drug delivery technologies that we intend to market under our own brand names. For example, we recently concluded Phase II clinical studies for our ProSorb-D product to treat pain. This internally developed product combines the proven pain drug diclofenac with our patented ProSorb drug-delivery technology. ProSorb-D potentially offers the strong pain relief associated with diclofenac, but could act faster, taste better and cause less stomach irritation than other forms of this drug. We recently began Phase III clinical trials for this drug.

     SEEK ATTRACTIVE ACQUISITION OPPORTUNITIES. We intend to continue to take advantage of industry consolidation trends to identify and selectively acquire branded pharmaceutical products. We generally will seek attractive branded pharmaceutical products that:

     - can benefit from focused sales and marketing efforts;

     - lend themselves to product life cycle management opportunities such as new formulations, delivery systems, indications and dosage forms;

     - fall within our targeted therapeutic classes -- critical care, central nervous system, pain management, oncology, immunosuppression and cardiology;

     - can be sold to our existing customer base, thereby leveraging our sales-force capabilities; and

     - have annual sales of less than $100 million with stable and high gross margins.

INFORMATION TECHNOLOGY

     We have made significant investments in information technology. Our customized data management system connects analytical instruments with multiple software architectures permitting automated data capture. We believe that information technology will enable us to expedite the development process by designing innovative services for individual client needs, providing project execution, monitoring and control capabilities that exceed a client's internal capabilities, streamlining and enhancing data presentation to the FDA and enhancing our own internal operational productivity while maintaining quality.

     We are continuing the implementation of an enterprise wide financial and operational integrated management information system, including significant systems licensed from SAP, which began in 1998. Initial financial components became operational at year-end 1998, and other operational management systems followed later in 1999 and 2000. We continue to implement these systems company wide.

CUSTOMERS

     Historically, our primary customers have been large and small pharmaceutical and biotechnology companies serviced by aaiResearch and AAI International. Significant research and development projects have a defined cycle, and accordingly the composition of our customer group in these areas of our business changes from year to year. In addition, because of the project nature of engagements in these segments of our business, we may have a concentration of business among some large customers in one period that we would not expect to continue into subsequent periods. We have experienced concentration in our business in the past, and we do not believe that this is unusual for companies in the same markets as aaiResearch and AAI International. During 2000 and 2001, net revenues from several product development agreements with AstraZeneca and its affiliates accounted for approximately 15% of our consolidated net revenues in each year. We cannot assure you that net revenues from our agreements with AstraZeneca and its affiliates will continue at this level in the future.

     NeoSan's customers are primarily large well-established medical wholesalers and distributors. We anticipate that as NeoSan's business expands as a result of the addition of our acquired product lines, some of these wholesalers and distributors may become significant customers accounting for 10% or more of our consolidated net revenues. Correspondingly, we do not believe that revenues from any large pharmaceutical company or other customer of aaiResearch or AAI International is likely to exceed 10% of our consolidated net revenues in future years.

BACKLOG

     Backlog consists of anticipated net revenues from signed service estimates and other fee-for-service contracts that have not been completed and provide for a readily ascertainable price. Once contracted work begins, net revenues are recognized as the service is performed. Occasionally, but infrequently, we begin work for a client before a contract is signed. Accordingly, backlog does not include anticipated net revenues for which we have begun work but for which we do not have a signed service estimate, or for any variable-priced contracts. In addition, during the course of a project, the client may substantially adjust the requested scope of services and corresponding adjustments are made to the price of services under the contract.

     We believe that our backlog as of any date is not a meaningful predictor of future results because the backlog can be affected by a number of factors, including variable size and duration of contracts and adjustments in the scope of a contracted project as interim results become available. Additionally, fee-for-service contracts generally are subject to termination by clients upon 30 days notice or less. Moreover, the scope of a contract can change over the course of a project. At December 31, 2001 and 2000, backlog was approximately $66 million and $91.4 million, respectively. Of the 2001 amount, approximately $17.7 million is not expected to be filled within year 2002.

COMPETITION

     We compete with companies and organizations in multiple segments of the pharmaceutical industry. The branded drug products of our NeoSan business unit are subject to competition from the branded and generic products of other pharmaceutical companies, ranging from other small specialty pharmaceutical companies to the large pharmaceutical companies who are among the customers of the fee-for-service business of AAI International.

     The main competition for M.V.I.-12 is Infuvite Adult, which is marketed by Baxter Healthcare Corporation. The main competition of M.V.I.-Pediatric is Infuvite Pediatric, which also is marketed by Baxter Healthcare Corporation. Aquasol A is the only injectable Vitamin A product on the market. Aquasol E competes with various other vitamin E products. If approved by the FDA, the main competition of Aquasol D is expected to be Calcijex and Zemplar, marketed by Abbott Laboratories, and Hectorol, marketed by Bone Care International, Inc. Aquasol D has been submitted for approval by the FDA as a generic substitute for Calcijex, although Aquasol D will be packaged in a vial, rather than an ampoule, form. Brethine competes in the market for the treatment of asthma and related bronchial ailments, which is a market led by Volmax, Proventil, and branded and generic forms of albuterol sulfate.

     Darvon and Darvocet compete primarily in the broad pain management market, especially with products indicated for the management of mild to moderate pain. Competitive products indicated for the management of mild to moderate pain include Ultram and other non-steroidal anti-inflammatory drugs such as ibuprofen. Additionally, major promotional efforts in the U.S. pain management market today involve a relatively new class of drugs, the cyclo-oxygenase 2, or the COX-2 enzyme, inhibitors. They are designed to work as effectively as Darvon and Darvocet and NSAIDs, but without side effects such as ulcers and gastrointestinal bleeding. These new inhibitors are more selective than traditional NSAIDS. The non-selective inhibition of both COX-1 and COX-2 enzymes in other NSAIDs is responsible for the toxicities and side effects.

     The Darvon and Darvocet product lines no longer have patent exclusivity. While precise data on generic substitution for these products is not available, we believe a vast majority of the prescriptions written for Darvon and Darvocet are filled with generic products. These generic substitutes are sold at significantly lower prices, without the research, development and approval costs associated with the branded Darvon and Darvocet products. Two of the world's largest manufacturers of generic products, Teva Pharmaceutical Industries Ltd. and Mylan Laboratories Inc., sell propoxyphene generic substitutes to Darvon and Darvocet.

     Sellers of generic products typically do not bear the related research and development costs associated with branded products and, thus, are able to offer their products at considerably lower prices. There are, however, a number of factors that enable branded products to remain profitable once patent protection has ceased. These include the establishment of a strong brand image with the prescriber or the consumer, supported by the development of improved products and line extensions to differentiate the branded products from the generic competition.

     Our AAI International and aaiResearch businesses compete primarily with in-house research, development, quality control, and other support service departments of pharmaceutical and biotechnology companies, as well as university research laboratories and other contract research organizations. In addition, we believe that although there are numerous fee-for-service competitors in our industry, there are few competitors that offer the depth or breadth of scientific capabilities that we provide. Some of our competitors, however, may have significantly greater resources than we do. Competitive factors generally include reliability, turn-around time, reputation for innovative and quality science, capacity to perform numerous required services, financial viability, and price. We believe that we compete favorably in each of these areas.

GOVERNMENT REGULATION

     The services that we perform and the pharmaceutical products that we develop and manufacture are subject to various rigorous regulatory requirements designed to ensure the safety, effectiveness, quality and integrity of pharmaceutical products, primarily under the Federal Food, Drug, and Cosmetic Act, including current Good Manufacturing Practice regulations. These regulations are commonly referred to as the cGMP regulations and are administered by the FDA in accordance with current industry standards. Our services and development efforts performed outside the U.S. and products intended to be sold outside the U.S. are also subject to additional foreign regulatory requirements and government agencies.

     U.S. laws and regulations apply to all phases of the development, manufacturing, testing, promotion and distribution of drugs, including with respect to our personnel, record keeping, facilities, equipment, control of materials, processes, laboratories, packaging, labeling, storage, pricing and advertising. If we fail to comply with these laws and regulations, our drugs, drug improvements, and product line extensions will not be approved by the FDA, the data we collect may not be acceptable to the FDA, and we may not be permitted to market our products. Additionally, we could be subject to significant monetary fines, recalls and seizures of products, closing of our facilities, revocation of drug approvals previously granted to us, and criminal prosecution. Any of these regulatory actions could materially and adversely affect our business, financial condition and results of operations.

     To help assure our compliance with applicable laws and regulations, we have quality assurance controls in place at our facilities and we use FDA regulations and guidelines, as well as applicable international standards, as a basis for our standard operating procedures. We regularly audit test data and inspect our facilities and procedures. In addition, our facilities are inspected from time to time by the FDA. We also have in place a system for monitoring product-related complaints that we receive with respect to our products. Despite our efforts, however, the rigorous nature and extensive scope of the applicable regulatory requirements mean that the risk of regulatory citation or action by the FDA cannot be completely eliminated. In the event of any such citation or action of a material nature, the resulting restrictions on our business could materially and adversely affect our business, financial condition and operating results.

     All of our drugs must be manufactured in conformity with the FDA's cGMP regulations, and drug products subject to an approved FDA-application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the application. Additionally, modifications, enhancements, or changes in manufacturing sites of approved products are in many circumstances subject to FDA inspections and approvals that we may not be able to obtain and that may be subject to a lengthy application process. Our facilities, including the facilities used in our fee-for-service business, and those of our third-party manufacturers are periodically subject to inspection by the FDA and other governmental agencies, and operations at these facilities could be interrupted or halted for lengthy periods of time if such inspections prove unsatisfactory.

     Failure to comply with FDA or other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production or distribution, suspension of the FDA's review of our drug approval applications, termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs, if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could have a material adverse effect on us. Most of our vendors are subject to similar regulations and periodic inspections.

     Some of our development and testing activities (which will include the manufacture, development and testing of the Darvon and Darvocet products) are subject to the Controlled Substances Act, administered by the Drug Enforcement Administration, or the DEA, which strictly regulates all narcotic and habit-forming substances. We maintain separate, restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA.

     Additionally, our business involves the controlled storage, use and disposal of hazardous materials and biological hazardous materials. We are subject to numerous federal, state, local and foreign environmental regulations governing the use, storage, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply in all material respects with the standards prescribed by law and regulation in each of our locations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. We maintain liability insurance for some environmental risks that our management believes to be appropriate and in accordance with industry practice. However, we may not be able to maintain this insurance in the future on acceptable terms. In the event of an accident, we could be held liable for damages that are in excess or outside of the scope of our insurance coverage or that deplete all or a significant portion of our resources.

     We are also governed by federal, state and local laws of general applicability, such as laws regulating intellectual property, including patents and trademarks, working conditions, equal employment opportunity, and environmental protection.

     In connection with our activities outside the U.S., we also are subject to foreign regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. For example, some of our foreign operations are subject to regulations by the European Medicines Evaluations Agency and the U.K. Medicines Control Agency. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the U.S. No assurance can be given that clinical studies conducted outside of any country will be accepted by that particular country, and the approval of a pharmaceutical product in one country does not assure that the product will be approved in another country. In addition, regulatory agency approval of pricing is required in many countries and may be required for the marketing in those countries of any drug that we develop.

  THE DRUG DEVELOPMENT REGULATORY PROCESS

     New Drug Approval Process. FDA approval is required before any new drug can be marketed and sold in the U.S. This approval is obtained through the new drug application process, which involves the submission to the FDA of complete pre-clinical data about new compounds and their characteristics and then clinical data obtained from studies in humans showing the safety and effectiveness of the drug for the proposed therapeutic use.

     Before introducing a new drug into humans, stringent government requirements for pre-clinical data must be satisfied. The pre-clinical data is obtained from laboratory studies, and tests performed on animals, which are submitted to the FDA in an investigational new drug application, or an IND. The pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initiation of clinical trials of the new drug in humans. Pursuant to the IND, the new drug is tested in humans for safety, adverse effects, dosage, tolerance absorption, metabolism, excretion and other elements of clinical pharmacology, and for effectiveness for the proposed therapeutic use.

     Clinical trials typically are conducted in three sequential phases, although the phases may overlap. The process of completing clinical trials for a new drug may take several years and require the expenditure of substantial operational and financial resources.

     - Phase I clinical trials frequently begin with the initial introduction of the compound into healthy humans and test primarily for safety.

     - Phase II clinical trials typically involve a small sample of the intended patient population to assess the efficacy of the compound for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects.

     - Phase III clinical trials are undertaken to further evaluate clinical safety and efficacy in a much larger patient population at different study sites to determine the overall risk-benefit ratio of the drug and provide an adequate basis for product labeling.

     Each clinical trial is conducted in accordance with rules, or protocols, that are developed to detail the objectives of the study, including methods to monitor safety and efficacy and the precise criteria to be evaluated. These protocols must be submitted to the FDA as part of the IND. In some cases, the FDA allows a company to rely on data developed in foreign countries, or previously published data, which eliminates the need to independently repeat some or all of the studies.

     Once sufficient data have been developed pursuant to the IND, the new drug application, or NDA, is submitted to the FDA to request approval to market the new drug. Preparing an NDA involves substantial data collection, verification and analysis, and there is no assurance that FDA approval of an NDA can be obtained on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA will deny an NDA if the regulatory criteria are not satisfied or, alternatively, may require additional testing or information before approving an NDA.

     With respect to the branded pharmaceutical products that we acquire, we are often able to reference the original NDA that we acquired along with the marketing rights to the products. As a result, when improving these products or developing product line extensions, we are permitted to file a supplemental new drug application, enabling us to begin our development process for these improvements or line extensions generally in the Phase III or late-stage Phase II clinical trials. Because we are referencing earlier work performed with the acquired drug, our development process for improvements to and line extensions of our acquired branded products may be shorter and less costly than with respect to any new products that we may select to develop.

     Abbreviated New Drug Application Process for Generic Products. A generic drug contains the same active ingredient as a specified brand name drug and usually can be substituted for the brand name drug by the pharmacist. FDA approval is required before a generic drug can be marketed. Approval of a generic drug is obtained through the filing of an abbreviated new drug application, or an ANDA. Submission and approval of an ANDA is subject to certain patent and non-patent exclusivity rights applicable to the brand name drug. When processing an ANDA, the FDA waives the requirement of conducting full clinical studies, although it normally requires bioequivalence studies. Bioavailability relates to the rate and extent of absorption and levels of concentration of a drug active ingredient in the blood stream needed to produce a therapeutic effect. Bioequivalence compares the bioavailability of one drug with another that contains the same active ingredient, and when established, indicates that the rate and extent of absorption and levels of concentration of a generic drug in the body are the same as the previously approved brand name drug. An ANDA may be submitted for a drug on the basis that it is the equivalent to a previously approved drug or, in the case of a new dosage form or other close variant, is suitable for use under the conditions specified.

     The timing of final FDA approval of ANDAs depends on a variety of factors, including whether the applicant challenges any listed patents for the brand name drug and whether the brand-name manufacturer is entitled to one or more non-patent statutory exclusivity periods, during which the FDA is prohibited from accepting or approving applications for generic drugs.

     The FDA may impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the FDA is required not to accept or review ANDAs for a period of time from a company or an individual that has committed certain violations. The FDA may temporarily deny approval of ANDAs during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, suspend the marketing of approved generic drugs by the affected company. The FDA also may impose civil penalties and withdraw previously approved ANDAs. Neither we nor any of our employees have ever been subject to debarment.

     Manufacturing Requirements. Before approving a drug, the FDA also requires that our procedures and operations conform to the cGMP regulations. We must follow the cGMP regulations at all times during the manufacture of our products. To help insure compliance with the cGMP regulations, we must continue to spend time, money and effort in the areas of production and quality control to ensure full technical compliance. If the FDA believes a company is not in compliance with cGMP, sanctions may be imposed upon that company including: withholding new drug approvals as well as approvals for supplemental changes to existing approvals, preventing the company from receiving the necessary export licenses to export its products, and classifying the company as an unacceptable supplier and thereby disqualifying the company from selling products to federal agencies. We believe we are currently in compliance with the cGMP regulations.

     Post-approval Requirements. After initial FDA approval for the marketing of a drug has been obtained, further studies, including Phase IV post-marketing studies, may be required to provide additional data on safety. Also, the FDA may require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the drug. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, or manufacturing facility, an application seeking approval of the modifications must be submitted to the FDA or other regulatory authority. Additionally, the FDA regulates post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements.

HEALTH CARE FRAUD AND ABUSE LAWS

     Federal and state health care fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include antikickback statutes and false claims statutes. The federal health care program antikickback statute makes it illegal for anyone to knowingly and willfully make or receive "kickbacks" in return for any health care item or service reimbursed under any federally financed healthcare program. This statute applies to arrangements between pharmaceutical companies and the persons to whom they market, promote, sell and distribute their products. In August 1994, the Office of the Inspector General of the Department of Health and Human Services issued a "Special Fraud Alert" describing pharmaceutical companies' activities that may violate the statute. There are a number of exemptions and safe harbors protecting certain common marketing activities from prosecution. These include exemptions or safe harbors for product discounts, payments to employees, personal services contracts, warranties, and administrative fees paid to group purchasing organizations. These exemptions and safe harbors, however, are drawn narrowly.

     Federal false claims laws prohibit any person from knowingly making a false claim to the federal government for payment. Recently, several pharmaceutical companies have been prosecuted under these laws, even though they did not submit claims to government healthcare programs. The prosecutors alleged that they were inflating drug prices they report to pricing services, which are in turn used by the government to set Medicare and Medicaid reimbursement rates. Pharmaceutical companies also have been prosecuted under these laws for allegedly providing free products to customers with the expectation that the customers would seek reimbursement under federal programs for the products.

     Additionally, the majority of states have laws similar to the federal antikickback law and false claims laws. Sanctions under these federal and state laws include monetary penalties, exclusion from reimbursement for products under government programs, criminal fines and imprisonment.

     We have internal policies and practices requiring and detailing compliance with the health care fraud and abuse laws and false claims laws. Because of the breadth of these laws and the narrowness of the safe harbors, however, it is possible that some of our business practices could be subject to challenge under one or more of these laws, which could have a material adverse effect on our business, financial condition and results of operations.

EMPLOYEES

     At December 31, 2001, we had approximately 1,200 full-time equivalent employees, of which 95 hold Ph.D. or M.D. degrees, or the foreign equivalent. We believe that our relations with our employees are good. None of our employees in the U.S. are represented by a union. German and French law provide certain representative rights to our employees in those jurisdictions.

     Our continued performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for these skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with aaiPharma. We have experienced difficulty in attracting and retaining qualified staff in our Research Triangle Park and Natick, Massachusetts locations where competition for trained personnel is particularly strong. It is possible that as competition for these skilled employees increases at our other locations, we could experience similar problems there as well.

INTELLECTUAL PROPERTY

     Our ability to successfully commercialize new branded products or technologies is significantly enhanced by our ability to secure strong intellectual property rights -- generally patents -- covering these products and technologies. We intend to seek patent protection in the United States and selected foreign countries and to vigorously prosecute patent infringements, as we deem appropriate. We currently own 23 patents issued by the U.S. Patent and Trademark Office, and we currently have 14 patent applications filed and pending with the Patent and Trademark Office. Additionally, we have assigned or transferred an additional six of our patents to third parties for value.

     Our patents cover proprietary processes and techniques, or formulation technologies, that may be applied to both new and existing products and chemical compounds. Our patents also cover new chemical entities or compounds, pharmaceutical formulations, and methods of using certain compounds. We also seek to patent discoveries of new structures of known compounds, new physical and chemical characteristics of known compounds, and previously unknown compounds.

     We have two exclusive licenses in the U.S. and some other countries to use the patents, patent applications, and know-how associated with four pharmaceutical formulation technologies for mutually acceptable drug candidates. The ProSLO I and ProSLO II technologies are licensed from Osmotica Corporation. The other three technologies, ProLonic, ProMelt and ProSpher are licensed from Tanabe Seiyaku. Like our own formulation technologies mentioned above, these technologies may be used to develop mutually acceptable new drug products or improve the physical characteristics of mutually acceptable existing products and compounds.

     In addition to our patents, we rely upon trade secrets and unpatented proprietary know-how where we believe the public disclosures and limited patent life associated with obtaining patent protection would not be in our best strategic interest. We seek to protect these assets as permitted under state or federal law and by requiring our employees, consultants, licensees, and other companies to enter into confidentiality and nondisclosure agreements and, when appropriate, assignment of invention agreements.

     In the case of strategic partnerships or collaborative arrangements requiring the sharing of data, our policy is to disclose to our partner only such data as relevant to the partnership or arrangement during its term and so long as our partner agrees to keep that data confidential.

SPECIAL ITEM.  EXECUTIVE OFFICERS.

     The following information sets forth the name, age, principal occupation and business experience for our executive officers.

     Frederick D. Sancilio, Ph.D., age 51, has been a Director since 1979, and is currently Chairman of the Board of Directors and Chief Executive Officer of aaiPharma. Before founding aaiPharma in 1979,

Dr. Sancilio's experience in the pharmaceutical industry included various positions with Burroughs-Wellcome Co., Schering-Plough Corporation, and Hoffmann-LaRoche, Inc.

     Philip S. Tabbiner, D.B.A., age 46, has served as President and Chief Operating Officer of aaiPharma since February 2002, having previously served as Executive Vice President of aaiPharma and President of NeoSan Pharmaceuticals from November 2000 to January 2002. Prior to joining aaiPharma, Dr. Tabbiner held various positions in the pharmaceutical industry over a twenty year career. Dr. Tabbiner served from December 1998 to November 2000 as a Senior Vice President at Bayer Diagnostics, Bayer Corporation, and as President of International at Chiron Diagnostics from 1997 until Bayer acquired Chiron Diagnostics in 1998. Prior to joining Chiron Diagnostics, Dr. Tabbiner served from 1995 to 1997 as Vice President of Worldwide Sales and Marketing at the Dupont Merck Pharmaceutical Company -- Radiopharm Division.

     Gregory S. Bentley, age 52, has served as Executive Vice President, General Counsel and Secretary of aaiPharma since June 1999. Prior to joining aaiPharma, Mr. Bentley served from 1994 to 1999 as Vice President, Regulatory and Quality for Siemens Medical Systems, Inc., a leading medical device company and a subsidiary of Siemens Corporation. Prior to joining Siemens Corporation as Associate General Counsel in 1986, Mr. Bentley practiced law with Shearman & Sterling in New York.

     William L. Ginna, Jr., age 49, has served as Executive Vice President and Chief Financial Officer of aaiPharma since February 2000. Prior to joining aaiPharma, Mr. Ginna served from 1995 to 1999 as Vice President and Chief Financial Officer for London International Group, a medical and consumer products distributor. Mr. Ginna, a Certified Public Accountant, also spent ten years with Athlone Industries, Inc., a listed New York Stock Exchange manufacturer of specialty steels and consumer products, where he most recently served as Vice President and Controller.

     David M. Hurley, age 42, has served as Executive Vice President of aaiPharma and President of NeoSan Pharmaceuticals since February 2002. Prior to joining aaiPharma, Mr. Hurley served from June 2000 to January 2002 as Chief Executive Officer of HealthNexis, a healthcare exchange company. Prior to joining HealthNexis, Mr. Hurley held executive level positions from 1994 to 2000 at two subsidiary companies of Novartis Corporation, serving as President, Chief Executive Officer, and as a Director of Geneva Pharmaceuticals, Inc., a specialty pharmaceutical company, and as President, Chief Executive Officer, and as a Director from December 1997 to December 1998 and as Executive Vice President from November 1994 to December 1997 at Novartis Nutrition Corporation, a medical nutrition company.

     David Johnston, Ph.D., age 51, has served as Executive Vice President and Chief Operating Officer, Non-clinical Operations, of aaiPharma and as President of AAI International since January 2000. Prior to joining aaiPharma, Dr. Johnston served from March 1997 to August 1999 as President of Oread Laboratories and Executive Vice President of Drug Development of Oread, Inc., a contract research organization located in Lawrence, Kansas. Prior to joining Oread, Dr. Johnston served from October 1994 to March 1997 as Vice President of Pharmaceutical Product Development of Sanofi, a pharmaceutical company, directing more than 50 scientists in the area of drug development.

     George E. Van Lear, Ph.D., age 61, has served as Executive Vice President of aaiPharma and as President of aaiResearch since June 2000, having previously worked for aaiPharma in the 1980's. Dr. Van Lear has over 30 years of experience in the pharmaceutical industry, most recently serving as President of Senetek PLC, a biotech company, from April 1999 to June 2000 and as Vice President of Research and Development from 1996 to 1999 at DPT Technologies, Inc, a healthcare company.

     William H. Underwood, age 53, is a Director and Executive Vice President-Corporate Development of aaiPharma. He has served as a Director since 1996, as Chief Operating Officer from 1995 to 1997, as Executive Vice President since 1992, and as Vice President from 1986 to 1992. He has held various positions in the pharmaceutical and cosmetic industries prior to joining aaiPharma in 1986, including Director of Quality Assurance and Director of Manufacturing at Mary Kay Cosmetics, Inc. and Group Leader of Bacteriological Quality Control at Burroughs-Wellcome Co.

ITEM 2.  PROPERTIES

     Our principal executive offices are located in Wilmington, North Carolina, in a 73,000-square foot leased facility. Our primary U.S. facilities are located in Wilmington, North Carolina; Research Triangle Park, North Carolina; North Brunswick, New Jersey; Natick, Massachusetts; Charleston, South Carolina; and Shawnee, Kansas. These facilities provide approximately 430,000 square feet of total operational and administrative space. Our primary European facilities are located in Neu-Ulm, Germany and include approximately 112,000 square feet of operational and administrative space. This German facility is leased under renewable leases expiring in 2008. We also have U.S. sales representatives based in California, Illinois, Maine, Massachusetts, New Jersey and North Carolina and foreign sales representatives based in Belgium, Canada, Italy, Japan, Switzerland, Germany and the U.K. We believe that our facilities are adequate for our current operations and that suitable additional space will be available when needed.

                          PRIMARY OPERATING FACILITIES

                                                       APPROXIMATE
                                                         SQUARE
LOCATION                 PRIMARY USE                     FOOTAGE     LEASED/OWNED
--------                 -----------                   -----------   ------------
Wilmington, N.C. ......  Corporate Headquarters           73,000     Tax retention operating
                                                                     lease(1)
Wilmington, N.C. ......  Manufacturing/Warehouse/         45,200     Owned
                         Office
Wilmington, N.C. ......  Laboratory/Office                20,000     Leased; lease expires
                                                                     October 2006
Wilmington, N.C. ......  Storage for Stability             4,000     Owned
                         Studies
Wilmington, N.C. ......  Laboratory/Office                33,000     Owned
Wilmington, N.C. ......  Clinical Distribution            25,600     Leased; lease expires
                         Warehouse                                   September 2008
Chapel Hill, N.C. .....  Laboratory/Clinic                31,000     Tax retention operating
                                                                     lease(1)
North Brunswick,         Laboratory/Office/Warehouse      74,600     Leased; lease expires
  N.J. ................                                              August 2010
Shawnee, Kansas........  Laboratory/Office/Warehouse      31,500     Leased; lease expires
                                                                     December 2005
Natick, Mass. .........  Office                           50,400     Leased; lease expires March
                                                                     2002(2)
Charleston, S.C. ......  Sterile                          48,000     Leased; lease expires July
                         Manufacturing/Office                        2011
Neu Ulm, Germany.......  European Headquarters/          112,400     Leased; lease expires
                         Laboratory/Clinic                           December 2008

------------

(1) Although our tax retention operating lease expires on September 30, 2002, we intend to use a portion of the proceeds from our proposed new senior credit facilities and senior subordinated notes to terminate this lease and purchase the underlying properties.

(2) We are in negotiations to extend the lease by three years.

ITEM 3.  LEGAL PROCEEDINGS

     We are party to lawsuits and administrative proceedings incidental to the normal course of our business. We do not believe that any liabilities related to such lawsuits or proceedings will have a material adverse effect on our financial condition, results of operations or cash flows. While we cannot predict the outcomes of these suits, we intend to vigorously pursue all defenses available. In cases where we have initiated an action, we intend to prosecute our claims to the full extent of our rights under the law.

     We are a party to a number of legal actions with generic drug companies. We filed three cases in the United States District Court for the Eastern District of North Carolina claiming infringement of certain of our fluoxetine hydrochloride patents. Fluoxetine hydrochoride is an active ingredient in the drug marketed by Eli Lilly as Prozac. Each of the defendants in these three actions, Dr. Reddy's Laboratories Ltd., a pharmaceutical company based in India, and its U.S. affiliate, Dr. Reddy's Laboratories, Inc. (formerly Reddy-Cheminor, Inc.), Barr Laboratories, Inc., and PAR Pharmaceuticals, Inc. sells a generic fluoxetine hydrochloride product in the United States.

     In the first action, filed in August 2001, we alleged that the defendants are infringing our fluoxetine hydrochloride Form A patent (U.S. Patent No. 6,258,853) and are seeking an injunction to prevent the sale of products that infringe this patent, as well as compensatory and punitive damages and attorney's fees. In the second case, filed in October 2001, we alleged that the defendants are infringing three additional fluoxetine patents (U.S. Patent Nos. 6,310,250, 6,310,251 and 6,313,350) and are seeking an injunction to prevent the defendants from selling infringing fluoxetine products, and monetary damages. In the third action, filed in November 2001, we have brought similar claims against the defendants regarding a fifth fluoxetine patent (U.S. Patent No. 6,316,672). In each case, the defendants have filed counterclaims alleging patent invalidity, violations of the North Carolina Unfair Trade Practices Act and tortious interference with the defendants' distribution agreements. We have denied the substantive allegations of their claims. These cases are all in the initial stages and discovery is just beginning. It is possible that the patents subject to these lawsuits will be found invalid or unenforceable.

     We are also involved in three actions centered on our omeprazole-related patents. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca. Two cases have been filed against us by Dr. Reddy's Laboratories Ltd. and Dr. Reddy's Laboratories, Inc. in the United States District Court for the Southern District of New York in July 2001 and November 2001. These plaintiffs have sought but, as of March 1, 2002 have not obtained, approval from the FDA to market a generic form of Prilosec. The plaintiffs in these cases are challenging the validity of five patents that we have obtained relating omeprazole (U.S. Patent Nos. 6,262,085, 6,262,086, 6,268,385, 6,312,712 and
6,312,723) and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. We have denied the substantive allegations made in these cases. Both cases are in the initial stages and discovery has not been commenced.

     The third case involving our omeprazole patents was brought in August 2001 by Andrx Pharmaceuticals, Inc. in the United States District Court for the Southern District of New York. Andrx has received FDA approval for its generic omeprazole product. However, to our knowledge, it is not currently marketing this drug in the U.S. Andrx is challenging the validity of three of our omeprazole patents (U.S. Patent Nos. 6,262,085, 6,262,086, and 6,268,385), and
is also seeking a declaratory judgment that its generic omeprazole product does not infringe these patents. Furthermore, Andrx claims violations of federal and state antitrust laws with respect to the licensing of these omeprazole patents and is seeking injunctive relief and unspecified treble damages. We have denied the substantive allegations made by Andrx. This case is in the initial stages of discovery. It is possible that the patents subject to these lawsuits will be found invalid or unenforceable.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The price range of the our common stock, which is traded on the NASDAQ market under the symbol "AAII," is listed below by quarter for the years ended December 31, 2001 and 2000:

                                                                  QUARTER
                                                     ---------------------------------
                                                     FIRST    SECOND   THIRD    FOURTH
                                                     ------   ------   ------   ------
2001
  High.............................................  $12.69   $18.23   $23.05   $25.16
  Low..............................................  $ 8.50   $12.50   $15.17   $13.85
2000
  High.............................................  $11.50   $11.25   $ 9.63   $10.19
  Low..............................................  $ 7.88   $ 6.31   $ 7.63   $ 6.88

     We estimate there were approximately 1,400 holders of record for our common stock as of January 31, 2002. No cash dividends were declared during 2001 or 2000.

     In 2001, we issued warrants to purchase an aggregate of 114,905 shares of our common stock to affiliates of the arranger of our senior credit facilities in connection with the increase in the amount of the facility. The warrants are exercisable at a price of $0.001 per share and expire in 2011. Our issuance of these securities was made in reliance on the exemption from registration under the Securities Act of 1933 set forth in Section 4(2) of that act and Rule 506 promulgated under that act.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table sets forth our selected historical consolidated financial data as of and for each of the five fiscal years ended December 31, 2001, 2000, 1999, 1998 and 1997 and have been derived from our consolidated financial statements, which have been audited by Ernst & Young LLP, independent auditors.

     The selected historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Net revenues............................  $141,073   $104,245   $102,175   $ 98,243   $ 80,105
Direct costs............................    70,372     50,955     56,139     50,833     42,667
Selling.................................    13,974     11,891     12,160      9,953      9,539
General and administrative..............    30,524     27,144     25,186     21,724     18,643
Research and development................    10,851     12,221     11,072      6,130      7,791
Direct pharmaceutical start-up costs....     2,123         --         --         --         --
Transaction, integration and
  restructuring costs(1)................        --         --      6,400         --         --
                                          --------   --------   --------   --------   --------
Income (loss) from operations...........    13,229      2,034     (8,782)     9,603      1,465
Other income (expense), net.............    (4,090)    (1,916)    (1,409)       502      1,375
                                          --------   --------   --------   --------   --------
Income (loss) before income taxes.......     9,139        118    (10,191)    10,105      2,840
Provision for (benefit from) income
  taxes.................................     3,199       (441)    (2,278)     3,567        342
                                          --------   --------   --------   --------   --------
Income (loss) before cumulative effect
  of accounting change..................     5,940        559     (7,913)     6,538      2,498
Cumulative effect of a change in
  accounting principle, net of taxes....        --       (961)        --         --         --
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $  5,940   $   (402)  $ (7,913)  $  6,538   $  2,498
                                          ========   ========   ========   ========   ========
Basic earnings (loss) per share
  Income (loss) before cumulative
  effect................................  $   0.33   $   0.03   $  (0.46)  $   0.38   $   0.15
  Cumulative effect of accounting
     change.............................        --      (0.05)        --         --         --
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $   0.33   $  (0.02)  $  (0.46)  $   0.38   $   0.15
                                          ========   ========   ========   ========   ========
Weighted average shares outstanding.....    17,794     17,488     17,204     17,124     17,092
                                          ========   ========   ========   ========   ========
Diluted earnings (loss) per share
  Income (loss) before cumulative
  effect................................  $   0.32   $   0.03   $  (0.46)  $   0.37   $   0.14
  Cumulative effect of accounting
     change.............................        --      (0.05)        --         --         --
                                          --------   --------   --------   --------   --------
Net income (loss).......................  $   0.32   $  (0.02)  $  (0.46)  $   0.37   $   0.14
                                          ========   ========   ========   ========   ========
Weighted average shares outstanding.....    18,308     17,771     17,204     17,722     17,772
                                          ========   ========   ========   ========   ========
BALANCE SHEET DATA:
Cash and cash equivalents...............  $  6,371   $  1,225   $  1,988   $ 12,299   $ 27,436
Working capital.........................    20,493     10,558      6,507     26,160     32,523
Property and equipment, net.............    37,035     42,161     45,026     38,802     26,559
Goodwill and other intangibles, net.....    88,504     11,266     13,040     15,509     13,747
Total assets............................   196,286    112,151    123,558    121,252    108,768

                                                        YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------
                                            2001       2000       1999       1998       1997
                                          --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Long-term debt, less current portion....  $ 78,878   $    509   $    962   $  7,749   $  8,545
Redeemable warrants.....................     2,855         --         --         --         --
Total stockholders' equity..............    76,364     65,721     66,558     75,122     67,403

------------

(1) In connection with our merger with Medical & Technical Research Associates, Inc., we recorded a $6.4 million unusual item in 1999 (see note 3 of notes to our consolidated financial statements appearing elsewhere in this report).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this report. The notes to our consolidated financial statements set forth our critical accounting policies, including polices relating to revenue recognition, research and development expense, and use of estimates. These policies are summarized below under "-- Critical Accounting Policies."

OVERVIEW

     aaiPharma Inc. is a specialty pharmaceutical company focused on the acquisition, development, enhancement and commercialization of branded pharmaceutical products. Historically, the majority of our net revenues have been in our research revenues business, with an increasing portion of our resources devoted to our product sales and product development businesses. Major customers for our pharmaceutical products are large well-established medical wholesalers and distributors. Major customers for our research revenues and product development businesses are pharmaceutical and biotechnology companies.

  Product Sales

     Our product sales business unit, NeoSan Pharmaceuticals, is focused on acquiring established, branded pharmaceutical products, developing improved products and product line extensions, and marketing and promoting these products. We currently market products under the M.V.I., Aquasol and Brethine brand names, as a result of our product line acquisitions in 2001. Product sales also include the commercial manufacturing of low volume products marketed and sold by other pharmaceutical companies. The principal costs of this business include manufacturing costs under agreements with third-party manufacturers, selling expense of our contract sales force, and research and development expense for product improvements and line extensions.

     Our results of operations can be influenced by the timing of purchases made by customers of NeoSan. These customers are wholesalers and may increase their purchases if they anticipate a price increase. Wholesalers may anticipate a price increase due to the timing of prior increases, the acquisition of a product by a new supplier, our announcement of an increase or other reasons. Any increase in revenues during one period due to an anticipated price increase may likely be offset by decreased revenues in subsequent periods. However, there may be some volatility of NeoSan's revenue in future periods due to the timing of its customers' purchasing decisions.

  Product Development

     Our product development business unit, aaiResearch, uses our research and development expertise and capabilities to study and develop new drug-delivery technologies and improve existing pharmaceutical products. We license the developed technologies and products to customers, usually before the development is complete. We generally receive payments for our efforts and innovations upon the occurrence of defined events, known as milestones, which are intended to help cover the costs of development. These milestone payments are not refundable. In most cases, we also receive royalties on the eventual sales of the product.

Because of the long-term nature of these projects, we may recognize revenues from milestone payments or royalties in one period and the associated expenses in prior periods. The principal expense of this business is research and development expense, which consists primarily of labor costs and costs for clinical trials. In some cases, these costs may be directly reimbursed by our customers.

  Research Revenues

     Our research revenues business unit, AAI International, provides research services through two primary groups, a non-clinical group and a clinical group. The non-clinical group analyzes and tests various chemical compounds and provides small scale manufacturing of chemical compounds to be used for human clinical trials. The services performed by the non-clinical group also include chemical analysis, chemical synthesis, drug formulation, bio-analytical testing, product life cycle management studies, and regulatory and compliance consulting. All of these non-clinical services involve either laboratory work or consulting services. The clinical group performs testing for customers of new pharmaceutical products in humans under controlled conditions as part of the regulatory approval process for pharmaceutical products. These clinical services involve conducting human clinical studies and the statistical analysis relating to these studies.

     Both the non-clinical and clinical groups receive requests for services from customers, often on a competitive basis. These projects vary in length from one month to several years. In general, our customers may cancel a project upon 30 days' notice. The principal expenses of this business are labor and depreciation of capital equipment.

ACQUISITIONS

  M.V.I. and Aquasol Product Lines

     On August 17, 2001, we acquired the M.V.I. and Aquasol branded lines of critical care injectable and oral nutritional products from AstraZeneca for up to $100 million payable over three years. Of this amount, we paid $52.5 million at closing. We funded this purchase price with increased borrowings under our existing senior credit facilities, which are described in "-- Liquidity and Capital Resources." Future guaranteed payments of $1.0 million each are due in August 2002 and 2003. Future contingent payments of $2.0 million and $43.5 million are potentially due in August 2003 and 2004, respectively, but are contingent upon certain obligations being completed by AstraZeneca, and have not yet been recorded as a liability on our consolidated balance sheet. The M.V.I. and Aquasol product lines did not have separable assets and liabilities associated with them other than inventory, therefore we allocated the remaining purchase price to acquired identifiable intangible assets, with the excess of the purchase price over the identifiable intangible assets recorded as goodwill.

  Brethine Product Line

     On December 13, 2001, we acquired the Brethine branded line of products from Novartis for $26.6 million. We used borrowings of $25.0 million under our existing senior credit facilities and cash on hand to pay this purchase price. The Brethine product line did not have separable assets and liabilities associated with it, therefore we allocated the purchase price to acquired identifiable intangible assets, with the excess of the purchase price over the identifiable intangible assets recorded as goodwill.

CRITICAL ACCOUNTING POLICIES

  Revenue Recognition

     Net Revenues. Our net revenues represent our total revenues less allowances for customer credits, including estimated discounts, product returns and non-research and development expenses reimbursed by customers. We accept returns of expired products.

     Product Sales. We recognize revenues for product sales at the time our products are shipped.

     Product Development. We recognize licensing revenues upon completion of interim contract milestones. Revenues from upfront licensing fees are deferred and amortized over the term of the associated agreement or as on-going services are performed. We recognize revenues for achieving contract milestones when achieved and royalty revenues as earned based on sales of the underlying products. We bear the risk that some of the development projects may not be approved or that the eventual sales of a royalty-generating product may not meet expectations.

     Research Revenues. We recognize revenues from fee-for-service contracts on a percentage-of-completion basis as the work is performed or on a time and materials basis in accordance with the specific contract terms. Revenues recognized prior to contract billing terms are recorded as work-in-progress. Provisions for losses on contracts, if any, are recognized when identified.

     SAB 101. In December 1999, the Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin specifically addresses revenue recognition issues related to certain upfront payments or fees. Under this bulletin, certain upfront fees and payments recognized as income in prior periods are required to be deferred and are being amortized into revenues over the terms of the relevant agreements or as the on-going services are performed. We implemented Staff Accounting Bulletin No. 101 in the fourth quarter of 2000 and the cumulative effect of a change in accounting principle was retroactively adopted as of the beginning of the first quarter of 2000. During the year ended December 31, 2000, we recorded a charge of $1.5 million ($1.0 million after tax), or a loss of ($0.05) per share for the cumulative effect of this change in accounting principle. We recognized $0.5 million in 2001 and $0.7 million in 2000 of revenues related to the amortization of these deferred amounts.

  Research and Development Expense

     Research and development expense consists of salaries of research and development personnel, raw material expenses, third-party consulting and testing costs, and indirect costs such as management and administrative overhead and facilities costs. Research and development costs are charged to expense as incurred.

RESEARCH AND DEVELOPMENT ARRANGEMENTS

     Research and development expense was 8% of our net revenues in 2001, and we expect research and development activities to account for between 8% and 10% of budgeted annual net revenues in 2002. The following product development table identifies, for each of our major development programs in 2001, the stage of development at December 31, 2001 of the lead product in each program, research and development spending on each program in 2001, cumulative research and development spending on each program from inception through December 31, 2001, an estimate of the additional research and development expense to complete the development of the lead product in the program, and the year in which we anticipate completing the lead product in the program. The estimated additional expense to complete the lead product and the timing of completion represent our estimates. As we continue these development programs and evaluate our interim results and other information, we may decide to change the scope and direction of a program and we may change how we allocate our research and development spending to pursue more promising product candidates. In addition, our actual costs in developing these products may be materially different from our estimates due to uncertainties inherent in product development. Moreover, because of these inherent uncertainties, we may not be able to successfully develop, commercialize or license the products or technologies included in the table within the time periods specified, if at all.

                                                                                                    ESTIMATED
                                                                                                    ADDITIONAL
                                                                                                       R&D
                                                                          CUMULATIVE PROGRAM R&D   SPENDING TO    ESTIMATED YEAR OF
MAJOR DEVELOPMENT PROGRAM    STAGE OF DEVELOPMENT FOR    2001 PROGRAM        SPENDING THROUGH        COMPLETE        COMPLETION
(AND LEAD PRODUCT)           LEAD PRODUCT IN PROGRAM    R&D SPENDING(1)     DECEMBER 31, 2001      LEAD PRODUCT    OF LEAD PRODUCT
-------------------------    ------------------------   ---------------   ----------------------   ------------   -----------------
                                                                     (DOLLARS IN MILLIONS)
PRODUCTS:
  Immunosuppression
    (AzaSan)                  Awaiting FDA approval          $ 1.3                 $6.9              $    0.1           2002
  Pain Management
    (ProSorb-D)               Phase III                        2.7                  4.9(2)            4.0-6.0           2004
  Gastrointestinal
    (6-Omeprazole)            Entering pivotal trial           4.1                  9.0               3.0-5.0           2005
  Critical Care (M.V.I.-
    Pediatric Liquid)         Stability(3)                      --                  0.6                   1.6           2002
  Other                       n/a                              0.5                  n/a                   n/a            n/a
TECHNOLOGIES:
  Drug Delivery
    (Fexofenadine/
    Pseudoephedrine)          Phase III(4)                     2.3                  7.0(5)                0.2(6)        2004
                                                             -----
                                                             $10.9
                                                             =====

---------------
(1) Includes an allocation of $4.1 million of indirect costs, primarily management and administrative overhead and facilities costs, based on direct research and development costs in 2001.

(2) Includes research and development expense incurred in connection with development of our patented ProSorb technology, which is being applied to the lead product in this development program.

(3) The lead product in this program, a liquid form of M.V.I. Pediatric, is undergoing stability testing. Under FDA regulations, we believe that approval of this product will not require any clinical studies.

(4) This product is being developed for a customer pursuant to a development agreement.

(5) Excludes research and development expense incurred in connection with the development of our patented ProSorb technology.

(6) We are developing additional identified products using our technologies for licensing to customers and anticipate an additional $3.5 million to $4.0 million of research and development expense to complete the development of these products.

     In addition to the specifically identified programs named in the table, we have targeted additional product development programs or projects. These other programs or projects may require significant research and development spending in future periods.

     There is a risk that any specific research and development program or project may not produce revenues. We believe that the potential profit margins from successful development programs or projects will compensate for costs incurred for unsuccessful projects. We are currently involved in many pharmaceutical and technology development programs or projects and believe that these activities help to diversify our portfolio and manage our risk. See "Risk Factors -- We may incur substantial expense to develop products that we never successfully commercialize" contained elsewhere in this report.

SIGNIFICANT DEVELOPMENT AGREEMENT

     We have a development agreement with a customer that provides for us to receive contingent periodic payments based on sales of the customer's product and obligates the customer to use us on a fee-for-service basis for a product life cycle management project related to the product. The development agreement relates to a product with respect to which we have licensed intellectual property that we developed in the past. We have recognized product development royalty revenues under this agreement for the periodic payments based on product sales, and have recognized research revenues related to the product life cycle management project. Product development revenues from this agreement were $14.9 million in 2001, $3.5 million in 2000 and $1.5 million in 1999. We recognized no research and development expense in 2001 and 2000 associated with the royalty payments we received in 2001 and 2000. The expense of our work associated with these royalty revenues was recognized primarily in 1999, 1998 and 1997. We do not anticipate incurring significant expense associated with the product development revenues under this agreement in future periods. Research revenues associated with this agreement were $6.3 million in 2001, $12.6 million in 2000 and $2.7 million in 1999. Because of the research and development nature of our activities in this product life cycle management project and the potential that these activities could result in continuation of product development revenues into the future, we have recorded our costs incurred in this project as research and development expense -- $2.3 million in 2001, $4.4 million in 2000 and $0.8 million in 1999. Accordingly, for our research revenues business unit, we have recognized no expense associated with the research revenues arising under this agreement, as this expense was recognized by our product development business unit.

     We amended this agreement in December 2001. As amended, the agreement provides that, if we remain available to provide the customer with development and formulation services for an identified class of pharmaceutical products on an exclusive basis in a calendar quarter, we will be entitled to fees based on the level of sales over a prior monthly period of the product that was the subject of our development work. The customer is obligated to make these quarterly payments based on whether defined market events have occurred in the prior measurement month -- e.g., if the defined market events have not occurred during three consecutive months, we would be entitled to fees in three consecutive quarters, with, for example, the amount of the fees in the first quarter being based on product sales in the first month. However, if we do not continue to provide these development and formulation services on an exclusive basis in any quarter, we will not be entitled to these fees for that quarter and all subsequent quarters. Under the agreement, we have the right, at any time, to terminate our obligation to provide the development and formulation services on an exclusive basis. Accordingly, we will not recognize product development revenues under this agreement in any quarter until we have satisfied the exclusivity requirement for that quarter.

     We believe that we will be entitled to product development fees in each quarter of 2002 if we continue to provide the development services to the customer on an exclusive basis during those periods. The amount of the fees due in the first quarter of 2002 is approximately $1.4 million. Although we do not yet have sufficient data to calculate with precision the amounts that would be due in the remaining quarters of 2002, we believe that the aggregate amount for 2002, including the first quarter, will be in the range of $14 million to $18 million, although the actual amount could be higher or lower. Although we may also be entitled to receive similar fees in subsequent periods, neither we nor our customer control whether the market events will occur. We believe there is significant risk that the market events will occur, and that as a result we will not be entitled to receive product development fees in 2003 or subsequent future periods.

     The development agreement requires the customer to use a minimum amount of our research services at standard rates on the product life cycle management project in specified calendar quarters. In 2000, the amount of research work we performed for the customer on this project was significantly greater than the minimum amount, and during 2001 the project wound down to the minimum contractual levels. The customer is obligated to continue the project at minimum levels through 2002, and may be obligated to continue the project at further reduced levels for subsequent periods if the market events associated with terminating our right to receive product development fees described above do not occur.

RESULTS OF OPERATIONS

     The following table presents the net revenues for each of our business units and our consolidated expenses and net income (loss) and each item expressed as a percentage of consolidated net revenues:

                                                          YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------
                                                 2001               2000               1999
                                            --------------     --------------     --------------
                                                           (DOLLARS IN THOUSANDS)
Net revenues:
  Product sales...........................  $ 27,448    19%    $  7,341     7%    $ 12,726    12%
  Product development.....................    20,426    14%       9,896    10%      10,065    10%
  Research revenues:
     Non-clinical.........................    64,262    46%      62,821    60%      51,652    51%
     Clinical.............................    28,937    21%      24,187    23%      27,732    27%
                                            --------   ---     --------   ---     --------   ---
                                              93,199    67%      87,008    83%      79,384    78%
                                            --------   ---     --------   ---     --------   ---
                                            $141,073   100%    $104,245   100%    $102,175   100%
                                            ========   ===     ========   ===     ========   ===

Direct costs..............................  $ 70,372    50%    $ 50,955    49%    $ 56,139    55%
Selling...................................    13,974    10%      11,891    11%      12,160    12%
General and administrative................    30,524    22%      27,144    26%      25,186    25%
Research and development..................    10,851     8%      12,221    12%      11,072    11%
Direct pharmaceutical start-up costs......     2,123     2%          --    --           --    --
Interest income (expense), net............    (3,646)   (3)%     (2,134)   (2)%     (1,256)   (1)%
Provision for (benefit from) income
  taxes...................................     3,199     2%        (441)    0%      (2,278)   (2)%
Net income (loss).........................     5,940     4%        (402)    0%      (7,913)   (8)%

  Year Ended December 31, 2001 Compared to Year Ended December, 31 2000

     Our net revenues for the year ended December 31, 2001 increased 35% to $141.1 million, from $104.2 million in 2000. This increase is primarily due to the acquisition by our NeoSan business unit of the M.V.I., Aquasol and Brethine branded products and an increase of $5.1 million of net revenues associated with our significant development agreement described above.

     Net revenues from product sales increased 274% in 2001 to $27.4 million, from $7.3 million in 2000, due to sales of our M.V.I., Aquasol and Brethine products after we acquired them. Because these acquired product lines will contribute revenues for the full year ending December 31, 2002, we have planned for significantly increased net revenues and expenses from these product lines for 2002. Net revenues from product sales in 2000 and prior periods consist of revenues from commercial manufacturing of products marketed by other pharmaceutical companies. Net revenues from commercial manufacturing contributed $9.9 million to net revenues from product sales in 2001.

     Net revenues from product development increased 106% in 2001 to $20.4 million, from $9.9 million in 2000, primarily due to a 325% increase, or an increase of $11.4 million, of product development net revenues under our significant development agreement described above in "-- Significant Development Agreement." Our expenses associated with the development work performed under this agreement were recognized primarily in 1999, 1998 and 1997. No significant expense was associated with the product development revenues recognized in 2001 or 2000, and we do not anticipate incurring significant expense associated with product development revenues from this agreement in future periods.

     Net revenues from our research revenues business increased 7% in 2001 to $93.2 million, from $87.0 million in 2000. Non-clinical research revenues increased by 2% in 2001 to $64.3 million, an increase of $1.4 million over the prior year. Clinical research revenues increased by 20% in 2001 to $28.9 million, from $24.2 million in 2000. This increase was primarily attributable to revenues generated from significant new Phase III clinical trial contracts that we entered into in the second half of 2000, including amendments to those contracts, in 2001. Net revenues from our research revenues business associated with our significant development agreement described above decreased 50% in 2001 to $6.3 million, from $12.6 million in 2000.

     Gross margin dollars, or net revenues less direct costs, increased $17.4 million, or 33%, to $70.7 million, from $53.3 million in 2000, reflecting our increased net revenues in 2001 over the prior year. As a percentage of net revenues, gross margin dollars decreased slightly to 50% in 2001 from 51% in 2000. Gross margin dollars from our product sales business increased $12.3 million in 2001, from $1.2 million in 2000, with a gross margin percentage of 49% in 2001. Additionally, gross margin dollars from our product development business increased 106% to $20.4 million in 2001 from $9.9 million in 2000, benefitting significantly from the $14.9 million of product development revenues from our significant development agreement described above. These higher margins generated by our product sales and product development businesses were offset by the lower gross margin percentage of our research revenues business in 2001, reflecting a significant increase in lower-margin clinical revenues and decrease in higher-margin non-clinical revenues, including fee-for-service revenues under our significant development agreement described above.

     Selling expenses increased 18% in 2001 to $14.0 million, from $11.9 million in 2000. This increase is primarily due to additional selling expenses incurred by our product sales business associated with marketing and promoting our new products, maintaining and enhancing distribution channels, and developing our product sales force.

     General and administrative costs increased 12% in 2001 to $30.5 million, from $27.1 million in 2000. This increase was primarily due to increases in employee benefits, including healthcare, vacation costs and employee performance awards, and increases in legal fees related to protecting our intellectual property rights.

     Research and development expenses were approximately 8% of net revenues, or $10.9 million, in 2001, a decrease from 12% of net revenues, or $12.2 million, in 2000. This decrease is primarily attributable to the winding down in 2001 of a significant product life cycle management project associated with the significant development agreement described above. In general, we target annual research and development expenses to be approximately 8% to 10% of our estimated net revenues.

     The direct pharmaceutical start-up costs of $2.1 million in 2001 represent costs of developing NeoSan's organizational and marketing infrastructure. These costs were incurred prior to our acquisition of any product lines and were expensed as incurred in accordance with the American Institute of Certified Public Accountants' Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." Upon the acquisition of our first product line in August 2001, we began classifying similar costs as selling or general and administrative costs, as appropriate.

     Net interest expense increased 71% in 2001 to $3.6 million, from $2.1 million in 2000. This $1.5 million increase is primarily attributable to the borrowings in 2001 that funded our product line acquisitions in August and December. We have planned for significantly higher net interest expense in 2002 associated with the debt incurred to fund the acquisitions of the M.V.I., Aquasol and Brethine product lines. Completion of the pending acquisition of the Darvon and Darvocet product lines will also significantly increase interest expense in 2002. See "-- Liquidity and Capital Resources."

     Income from operations was $13.2 million in 2001, an $11.2 million increase over the prior year. This increase is primarily attributable to the expansion of our product sales business and an increase in product development revenues (with low associated expenses) from our significant development agreement described above. This increase was offset by a decrease in income from operations in our research revenues business caused by the changing mix of revenues in that business. We recorded income from operations for our product sales business of $7.7 million in 2001, compared to $0.3 million in the prior year. This increase is primarily attributable to our acquisitions of the M.V.I., Aquasol and Brethine product lines during 2001.

     We recorded income from operations for our product development business of $9.8 million in 2001, compared to a loss from operations of $3.5 million in 2000. This resulted from increases in net revenues related to our significant development agreement described above.

     Unallocated corporate expenses increased by 14% in 2001 to $13.0 million, from $11.3 million in 2000. This higher level was attributable to additions to our corporate infrastructure to accommodate the expansion of our overall business.

     We recorded income from operations for our research revenues business of $8.7 million in 2001, compared to $16.6 million in 2000. This decrease is primarily due to the changing mix of research revenues, with a significant increase in lower-margin clinical revenues and a decline in higher margin product life cycle management revenues.

     We recorded a tax provision of $3.2 million in 2001, based on an effective tax rate of 35%. This rate is slightly higher than the statutory rate due principally to permanent differences of $0.4 million. We recorded a net deferred tax asset of $3.6 million at December 31, 2001, which we expect to utilize.

  Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Our net revenues for the year ended December 31, 2000 grew 2% to $104.2 million, compared to $102.2 million in 1999, primarily due to an increase in revenues from our research revenues business, offset by lower product sales revenues.

     Net revenues from our research revenues business increased 10% to $87.0 million, from the $79.4 million recorded in 1999. Non-clinical research revenues increased 22% to $62.8 million in 2000, from $51.7 million in 1999. Non-clinical research revenues increased primarily due to the increased revenues associated with our significant development agreement described above. Clinical research revenues declined 13% in 2000 to $24.2 million, down from $27.7 million in 1999.

     Net revenues from product sales decreased 42% in 2000 to $7.3 million, from $12.7 million in 1999. These net revenues are solely from our manufacturing of low volume products for other pharmaceutical companies. This decrease is primarily due to higher manufacturing volume in the fourth quarter of 1999 in connection with the commercial launch of an azathioprine product manufactured by us and marketed by another pharmaceutical company.

     Net revenues from product development decreased 2% in 2000 to $9.9 million, compared to $10.1 million in 1999.

     Gross margin dollars increased 16% to $53.3 million in 2000, from $46.0 million in 1999. Gross margin dollars as a percentage of net revenues increased from 45% in 1999 to 51% in 2000. The higher gross margin percentage in 2000 reflects an increase in higher-margin non-clinical revenues from our significant development agreement described above and the full-year effect of cost-containment programs that we initiated in late 1999.

     Selling expenses decreased 2% in 2000 to $11.9 million, from $12.2 million the prior year. As a percentage of net revenues, selling expense decreased to approximately 11% in 2000 compared to 12% in 1999. This decrease was primarily related to the realignment of our workforce in Europe related to our merger with Medical & Technical Research Associates, Inc.

     General and administrative costs increased 8% in 2000 to $27.1 million, from $25.2 million in 1999. This increase is primarily due to expanding our management team and costs associated with organizing NeoSan.

     Research and development expenses were $12.2 million in 2000, or approximately 12% of net revenues, compared with approximately 11% in 1999. This increase is consistent with our strategy of long-term product development and our continuing commitment to our development pipeline.

     Income from operations was $2.0 million in 2000, compared to a loss of $8.8 million in 1999. This improvement was due in part to the impact on gross margin dollars of a more favorable revenue mix and the $6.4 million pre-tax charge in 1999 for costs associated with our merger with Medical & Technical Research Associates, Inc. and subsequent restructuring.

     Income before the cumulative effect of a change in accounting principle was $0.6 million, or $0.03 per diluted share, compared to a loss of $7.9 million, or ($0.46) per diluted share in 1999.

     Our effective tax benefit rate in 2000 was different from the statutory rate primarily due to $1.2 million in permanent differences offset by a $2.0 million benefit resulting from the benefit of foreign net operating losses. We had recorded a net deferred tax asset of $2.5 million at December 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in 2001 was $20.4 million, up from $14.7 million in 2000. This increase is primarily due to our improved management of working capital, which was strongly influenced by the timing of transactions, including our receipt of $14.9 million of product development payments associated with our significant development agreement described above and the collection of a significant receivable associated with this agreement. Our working capital improvement was partially offset by additional working capital needed to acquire the M.V.I., Aquasol and Brethine product lines.

     Cash used in investing activities was $81.8 million in 2001, which is primarily related to our acquisition of branded product lines. Our initial payment to AstraZeneca to acquire the M.V.I. and Aquasol product lines was $52.5 million. Future guaranteed payments of $1.0 million each are due in August 2002 and 2003. Future contingent payments of $2.0 million and $43.5 million are potentially due in August 2003 and 2004, respectively. In addition, we paid $26.6 million to acquire the Brethine product line and made an initial payment of $0.9 million to acquire a sterile manufacturing facility located in Charleston, South Carolina. Additional contingent payments of up to $5.0 million plus additional royalties may be due in increments through June 30, 2006 based on the level of manufacturing revenues at the Charleston facility during this period. These contingent payment obligations, including the contingent payments potentially due in connection with the acquisition of the M.V.I. and Aquasol product lines, have not yet been recorded as a liability on our balance sheet.

     Capital expenditures were $6.3 million during 2001. Capital assets purchased during 2001 were primarily related to our upgrading and replacing pharmaceutical development and information technology equipment.

     Cash provided by financing activities during 2001 was $66.6 million, primarily representing net proceeds of $78.9 million in borrowings to fund our product line acquisitions and $5.1 million of cash proceeds from the exercise of stock options, offset by repayments under our revolving credit facility of $16.3 million.

     In 2000, $14.7 million of cash was provided by operations, benefiting from net cash generated under our significant development agreement and improved working capital management. During 2000, net cash used in investing activities was $3.9 million, primarily consisting of capital expenditures of $4.6 million. Cash used in financing activities during 2000 was $11.5 million, of which $10.7 million represented repayments of borrowings.

     In 1999, $12.7 million of cash was used in operations, $5.7 million of which represented restructuring payments. During 1999, purchases of property and equipment were $13.5 million. Major capital assets purchased during 1999 included equipment for a new corporate facility in Wilmington, North Carolina and continued implementation of a financial and operations enterprise management information system. These uses of cash were funded through cash provided by net financing activities of $16.2 million.

     In August 2001, we amended our loan agreement with bank lenders. Following such amendment, the loan agreement provided for borrowings of up to $85 million, consisting of a term loan of $60 million and a revolving credit facility of up to $25 million. In December 2001, we amended the loan agreement to provide for an additional $25 million term loan. In December 2001, we re-paid $7 million of the initial term loan. The revolving credit facility under the loan agreement is based upon a borrowing base. At December 31, 2001, the entire $25.0 million of the revolving credit facility was available for borrowing based on our eligible accounts receivable and inventory. The loan agreement provides for variable interest rates based on LIBOR or Base Rate, at our option, and is secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries and 65% of the stock of our material foreign subsidiaries directly owned by us or one of our domestic subsidiaries. At December 31, 2001, 30-day LIBOR was 1.87%.

     The loan agreement expires in January 2003. We have the option to extend the term of the loan agreement to December 31, 2006, if we satisfy specific financial and operating conditions. If the extension option has not been exercised by January 2003, any outstanding balances under this facility must be repaid. Scheduled maturities of long-term debt in 2003 are $78.9 million. If we extend the loan agreement, quarterly principal payments on the term loans will begin in March 2003. If the loan agreement is not refinanced by September 30, 2002, or the option to extend the term to December 31, 2006 is not exercised by such date, we are obligated to pay an aggregate fee equal to 1.0% of the outstanding term loans and revolving credit commitments under the loan agreement on such date. An additional aggregate 1.0% fee on the outstanding term loans and revolving credit commitments will be due on December 31, 2002 if our loan agreement is not refinanced (or the option to extend the maturity is not exercised) by such date. The loan agreement requires the payment of certain commitment fees based on the unused portion of the revolving line of credit. Under the terms of the credit agreement, we are required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurring additional indebtedness. We were in compliance with the financial covenants under this credit agreement at December 31, 2001.

     In March 2001, we completed a sale/leaseback transaction on manufacturing equipment, which provided cash of $3.1 million. The lease has a five-year term and provides for payment of approximately $0.6 million annually.

     We currently lease two significant facilities, including our corporate headquarters in Wilmington, North Carolina, under the terms of a tax retention operating lease. The lease for these facilities expires on September 30, 2002. At the end of the term, we may elect to purchase the facilities at fair market value or sell the properties.

     On February 18, 2002, we entered into an agreement with Eli Lilly to acquire the U.S. rights to the Darvon and Darvocet branded product lines for the treatment of mild to moderate pain and related inventory for $211.4 million in cash, subject to reduction based on sales of these products before and after the closing of the acquisition. We anticipate completing this acquisition by the end of the first half of 2002. We are currently seeking senior secured and senior subordinated debt financing of an aggregate of $350 million to fund the acquisition of these product lines, to repay indebtedness outstanding under our existing loan agreement, to terminate our tax retention operating lease and purchase the underlying properties, and pay related fees and expenses. Our obligation to complete the acquisition of these product lines is contingent on obtaining this permanent debt financing.

     Our proposed senior secured credit facilities consist of a $75.0 million five-year revolving credit facility and a $100 million five-year term loan facility. As proposed, the term loan facility amortizes over the full five-year term, with amortization of $5.0 million, $15.0 million, $20.0 million, $25.0 million and $35.0 million, respectively, in years one through five of the facility. The revolving credit facility is not tied to a borrowing base. Our proposed senior credit facilities will provide for variable interest rates based on LIBOR or Base Rate, at our option. Such facilities will be guaranteed by all of our domestic subsidiaries and secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries and 65% of the stock of our material foreign subsidiaries directly owned by us or one of our domestic subsidiaries. The proposed senior credit facilities will require the payment of certain commitment fees based on the unused portion of the revolving credit facility. Under the terms of the credit agreement for the proposed senior credit facilities, we will be required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. The proposed senior credit facilities may be optionally prepaid at any time without a premium.

     Our proposed issuance of senior subordinated debt consists of $175 million of senior subordinated notes due 2010. The notes will have a fixed interest rate to be established prior to the closing of the acquisition of Darvon and Darvocet. The notes will be guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we and/or our subsidiaries own 80% or more of the equity interests. The notes will not be secured. Prior to the third issuance of the notes, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at a premium redemption price. On or after the fourth anniversary of the date of issuance of the notes, all or any portion of the notes will be redeemable at a premium redemption price. Under the terms of the indenture for the notes, we will be required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness.

     Our liquidity needs increased significantly during 2001 and will increase further upon the completion of our pending acquisition of the Darvon and Darvocet product lines. After giving effect to our completed and pending branded product line acquisitions, our annual net interest expense may exceed $30 million in 2002. We may have to make contingent payments in the next several years of $47 million in connection with our product line acquisitions and $5.0 million in connection with the purchase of our Charleston manufacturing facility. Additionally, we will have $3.3 million of principal repayments due in 2002 under our proposed new senior credit facilities.

     We believe that our credit facilities and cash flow provided by operations will be sufficient to fund near-term growth and fund our guaranteed and contingent payment obligations arising from our acquisitions of the M.V.I. and Aquasol product lines and the Charleston, South Carolina manufacturing facility. We may require additional financing to pursue other acquisition opportunities or for other reasons. We may from time-to-time seek to obtain additional funds through the public or private issuance of equity or debt securities. While we remain confident that we can obtain additional financing if necessary, we cannot assure you that additional financing, including the proposed debt financing described above, will be available or that the terms will be acceptable to us.

  First Quarter Non-recurring Charges

     Upon successful completion of these proposed senior credit facilities and senior subordinated notes, we will record approximately $4.2 million of expense, net of tax, from our writing off deferred financing costs associated with our current debt facilities. This one-time write-off will significantly reduce our net income for the quarter in which we complete these debt financing transactions.

     Prior to the completion of the offering of the proposed senior subordinated notes, we plan to repurchase outstanding redeemable warrants to purchase shares of our common stock. Based on the closing price per share of our common stock on the Nasdaq Stock Market on March 8, 2002 of $32.50, the cost to purchase all of these warrants would be approximately $3.7 million and we would recognize a charge of $0.9 million.

RELATED PARTY TRANSACTIONS

     In 1994, as part of our internal development program, we organized Endeavor Pharmaceuticals, Inc. to continue development of products that we had been developing on our own and to permit investors to directly invest in the development of these products. We assigned our rights to these products to Endeavor in return for approximately 47% of Endeavor's fully diluted equity. As a result of additional issuances of equity by Endeavor to third party investors, our fully diluted ownership interest in Endeavor has been reduced to approximately 13%. As of December 31, 2001, Dr. Frederick D. Sancilio, our Chairman and Chief Executive Officer, owned 0.8% of Endeavor's fully diluted equity and an affiliate of James L. Waters, one of our directors, owned 0.6%. We had net revenues for development services provided to Endeavor at our standard rates of approximately $0.2 million in 2001, $0.7 million in 2000, and $2.8 million in 1999. We had approximately $79,000 and $147,000 in related accounts receivable at December 31, 2001 and 2000, respectively.

     We organized Aesgen, Inc. with an affiliate of the Mayo Clinic in 1994 and funded it in 1995 with an affiliate of the Mayo Clinic, MOVA Pharmaceutical Corporation and certain other investors to combine our development capabilities with the medical expertise of the Mayo Clinic and to permit investors to directly invest in the development of these products. We distributed our initial common stock investment in Aesgen to our shareholders prior to our initial public offering in 1996. As a result, some of our directors, executive officers and holders of 5% or more of common stock who held our stock prior to the initial public offering beneficially own common equity of Aesgen. In the aggregate they own less than 10% of Aesgen's fully diluted common equity. At January 31, 2002, we held convertible preferred shares of Aesgen that represent approximately 3.8% of Aesgen's fully diluted common equity. In October 2001, we agreed to provide research services to Aesgen, through AAI International, at our standard rates in exchange for $1.1 million of Aesgen convertible preferred stock, which at December 31, 2001 would represent an additional 10.4% of Aesgen's fully diluted common equity. Through December 31, 2001, we had performed $86,000 of services under the agreement.

     In December 2001, we acquired rights, title and interest to some of the products being developed by Aesgen. These products include five products for which abbreviated new drug applications have been approved by the FDA, and two other products under development. As consideration for the purchase of these products, we waived all claims to amounts due from Aesgen. At December 31, 2001, the approximate book value of these assets was $700,000.

     In February 2002, we purchased a generic injectable vitamin D nutritional product from Aesgen for payments of $1.0 million in cash and additional contingent milestone payments of up to $1.5 million. If we receive approval from the FDA, we intend to market this product as an extension of our Aquasol product line. Under this agreement, we are obligated to pay royalty payments for the eight-year period following the first commercial sale of this product.

     We recognized net revenues of approximately $86,000, $100,000 and $100,000 from Aesgen for the years ended December 31, 2001, 2000 and 1999, respectively. We had no related accounts receivable or work-in-progress at December 31, 2001, and had approximately $248,000 of related accounts receivable and $377,000 of related work-in-progress at December 31, 2000.

     We have engaged Cetan Technologies, Inc. to provide us with computer scanning and indexing services, as well as FDA-mandated computer validation services. The principal stockholders of Cetan include three of our directors, including Dr. Frederick Sancilio, our Chairman and Chief Executive Officer. We paid Cetan approximately $4,000, $308,000, and $277,000 for the years ended December 31, 2001, 2000 and 1999, respectively, for scanning and validation services. In addition, two of our directors serve as directors of Cetan Technologies, Inc.

     See "Certain Relationships and Related Transactions" and note 9 to our consolidated financial statements included elsewhere in this report for a more detailed description of these related party transactions.

INFLATION

     We believe that the effects of inflation generally do not have a material adverse effect on our consolidated results of operations or financial condition.

EURO CONVERSION

     On January 1, 1999, the European Union began denominating significant financial transactions in a new monetary unit, the euro. The euro is intended to replace the traditional currencies of the individual European Union member countries. Our operations in Europe converted to the euro as a functional currency on August 12, 2001. Our significant operations all have multi-currency capable systems and have accounted for euro-denominated transactions without additional modification or difficulty.

NEW ACCOUNTING STANDARDS

     In July 2001, Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 141, "Business Combinations," or SFAS No. 141, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," or SFAS No. 142. SFAS No. 141 requires that all business combinations be accounted for under the purchase method only and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations subsequent to June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but must be reviewed at least annually for impairment. SFAS No. 142 also states that goodwill and intangible assets with indefinite lives acquired after June 30, 2001 should not be amortized. The statement is effective for fiscal years beginning after December 15, 2001. We will adopt SFAS No. 142 in fiscal year 2002 and are in the process of assessing the impact that it will have on our consolidated results of operations and financial position. During 2001, we accounted for business combinations consummated subsequent to June 30, 2001 in accordance with SFAS No. 141 and SFAS No. 142.

     In October 2001, FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," or SFAS No. 144. SFAS No. 144 provides guidance and addresses significant implementation questions on the accounting for the impairment or disposal of long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. We do not expect that the adoption of SFAS No. 144 will have a significant impact on our consolidated results of operations, financial position or cash flows.

     On an ongoing basis, we assess the recoverability of our goodwill, intangibles and other long-lived assets by determining the ability of these assets to generate future cash flows sufficient to recover the unamortized balances over the remaining useful lives. We will write off goodwill, intangibles and other long-lived assets determined to be unrecoverable based on future cash flows in the period in which we make such a determination.

FORWARD LOOKING STATEMENTS, RISK FACTORS AND "SAFE HARBOR" LANGUAGE

     This report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. For purposes of illustration, those forward-looking statements include statements relating to:

     - our anticipated future revenues, operating results and financial condition and the general commercial success of our company or its business units;

     - our ability to service debt;

     - our ability to make future acquisitions of branded product lines or pharmaceutical businesses;

     - anticipated future performance of any of our acquired or internally developed pharmaceutical products;

     - anticipated regulatory approvals or issuances of patents or other exclusive intellectual property rights;

     - the projects on which we spend research and development dollars and how much we spend;

     - our ability to successfully develop products, improvements to products, or product line extensions; and

     - our ability to successfully commercialize any selected products.

All statements that include the words "may," "will," "estimate," "intend," "project," "target," "objective," "goal," "should," "could," "might," "continue," "believe," "expect," "plan," "anticipate" and other similar words are intended to be forward-looking statements. We assume no obligation to update forward-looking statements, or any other statements, contained in this report.

     Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial condition:

     - We have recently transitioned our company to a specialty pharmaceutical company with challenges and risks that we have not historically faced in our fee-for-services and product development businesses;

     - We may devote significant operational and financial resources to develop products that we may never be able to successfully commercialize;

     - We have increased our sales and net income through a series of acquisitions of branded products, and we intend to seek more acquisition opportunities; we may have overpaid, or may overpay in the future, for a branded product line that may not produce sufficient cash flow to repay our debt, including indebtedness incurred in connection with that acquisition;

     - We are dependent on third parties for essential business functions and problems with these third-party arrangements could materially adversely affect our ability to manufacture and sell products and our financial condition and results of operations;

     - Competition from the sale of generic products and the development by other companies of new branded products could cause the revenues from our branded products to decrease significantly;

     - We may be unable to obtain government approval for our products or comply with government regulations relating to our business; and

     - Monthly net sales of the Darvon and Darvocet products that we will acquire from Eli Lilly and Company decreased significantly for the three months ended January 31, 2002 compared to average monthly sales in 2001, 2000 and 1999.

For a more comprehensive discussion of risks relating to our capital structure and business, we strongly urge you to carefully read the sections entitled "Risk Factors," "Additional Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained elsewhere in this report.

     We assume no obligation to update these forward-looking statements, or other statements, contained in this report. Additional factors that may cause the actual results to differ materially are discussed in Exhibits 99.1 and 99.2 to this report hereto and incorporated herein by reference and in our recent filings with the SEC, including, but not limited to, our Quarterly Report on Form 10-Q filed with the SEC on November 13, 2001, including the exhibits thereof, Form 8-K reports, and other periodic filings.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. Dollar equivalent of revenues and expenses denominated in foreign currencies change and can have an adverse impact on our operating results. To seek to minimize its risk from foreign exchange movement, we may use local debt to fund our foreign operations. If foreign exchange rates were to increase by 10%, our operating results would have been lower by $7,000 in 2001 due to the reduction in reported results from European operations.

     We are also exposed to fluctuations in interest rates on variable rate debt instruments and leases tied to LIBOR. If interest rates were to increase by 1%, annual interest expense on variable rate debt and leases tied to interest rates would increase by approximately $481,000.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Stockholders
aaiPharma Inc.

We have audited the accompanying consolidated balance sheets of aaiPharma Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of aaiPharma Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As disclosed in Note 1 to the consolidated financial statements, as of January 1, 2000 the Company changed its method of recognizing revenue for certain up-front fees and milestone payments.

                                          /s/ ERNST & YOUNG LLP

Raleigh, North Carolina
February 18, 2002

                                 AAIPHARMA INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Net revenues (includes related party net revenues of $323,
  $761, and $2,900).........................................  $141,073   $104,245   $102,175
                                                              --------   --------   --------
Operating costs and expenses:
  Direct costs..............................................    70,372     50,955     56,139
  Selling...................................................    13,974     11,891     12,160
  General and administrative................................    30,524     27,144     25,186
  Research and development..................................    10,851     12,221     11,072
  Direct pharmaceutical start-up costs......................     2,123         --         --
  Transaction, integration and restructuring costs..........        --         --      6,400
                                                              --------   --------   --------
                                                               127,844    102,211    110,957
                                                              --------   --------   --------
Income (loss) from operations...............................    13,229      2,034     (8,782)
Other income (expense):
  Interest, net.............................................    (3,646)    (2,134)    (1,256)
  Other.....................................................      (444)       218       (153)
                                                              --------   --------   --------
                                                                (4,090)    (1,916)    (1,409)
                                                              --------   --------   --------
Income (loss) before income taxes and cumulative effect of
  accounting change.........................................     9,139        118    (10,191)
Provision for (benefit from) income taxes...................     3,199       (441)    (2,278)
                                                              --------   --------   --------
Income (loss) before cumulative effect of accounting
  change....................................................     5,940        559     (7,913)
Cumulative effect of a change in accounting principle, net
  of a tax benefit of $495..................................        --       (961)        --
                                                              --------   --------   --------
Net income (loss)...........................................  $  5,940   $   (402)  $ (7,913)
                                                              ========   ========   ========
Basic earnings (loss) per share:
  Income (loss) before cumulative effect....................  $   0.33   $   0.03   $  (0.46)
  Cumulative effect of accounting change....................        --      (0.05)        --
                                                              --------   --------   --------
Net income (loss)...........................................  $   0.33   $  (0.02)  $  (0.46)
                                                              ========   ========   ========
Weighted average shares outstanding.........................    17,794     17,488     17,204
                                                              ========   ========   ========
Diluted earnings (loss) per share:
  Income (loss) before cumulative effect....................  $   0.32   $   0.03   $  (0.46)
  Cumulative effect of accounting change....................        --      (0.05)        --
                                                              --------   --------   --------
Net income (loss)...........................................  $   0.32   $  (0.02)  $  (0.46)
                                                              ========   ========   ========
Weighted average shares outstanding.........................    18,308     17,771     17,204
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
ASSETS
Current assets:
  Cash and cash equivalents.................................  $  6,371   $  1,225
  Accounts receivable, net..................................    26,594     27,779
  Work-in-progress..........................................    10,464     13,127
  Inventories...............................................     9,057      3,605
  Prepaid and other current assets..........................     5,972      9,141
                                                              --------   --------
          Total current assets..............................    58,458     54,877
Property and equipment, net.................................    37,035     42,161
Goodwill and other intangibles, net.........................    88,504     11,266
Other assets................................................    12,289      3,847
                                                              --------   --------
          Total assets......................................  $196,286   $112,151
                                                              ========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 15,444   $  8,850
  Customer advances.........................................    13,349     11,920
  Accrued wages and benefits................................     3,879      2,710
  Other accrued liabilities.................................     5,293      3,955
  Current maturities of long-term debt and short-term
     debt...................................................        --     16,884
                                                              --------   --------
          Total current liabilities.........................    37,965     44,319
Long-term debt, less current portion........................    78,878        509
Other liabilities...........................................       224      1,602
Commitments and contingencies...............................        --         --
Redeemable warrants.........................................     2,855         --
Stockholders' equity:
  Preferred stock, $.001 par value, 5 million shares
     authorized, none outstanding in 2001 or 2000...........        --         --
  Common stock, $.001 par value; 100 million shares
     authorized, 17,997,524 outstanding -- 2001; 17,631,385
     outstanding -- 2000....................................        18         18
  Paid-in capital...........................................    75,233     70,361
  Retained earnings (accumulated deficit)...................     3,278     (2,662)
  Accumulated other comprehensive losses....................    (2,165)    (1,974)
  Stock subscriptions receivable............................        --        (22)
                                                              --------   --------
          Total stockholders' equity........................    76,364     65,721
                                                              --------   --------
          Total liabilities and stockholders' equity........  $196,286   $112,151
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
Cash flows from operating activities:
  Net income (loss).........................................  $  5,940   $   (402)  $ (7,913)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization..........................     7,755      7,253      7,248
     Deferred income taxes..................................        --         --        653
     Restructuring costs....................................        --         --        699
     Other..................................................     1,265        463         54
     Changes in operating assets and liabilities:
       Trade and other receivables..........................       856      6,718     (6,307)
       Work-in-progress.....................................     2,534       (300)       913
       Inventories..........................................    (5,452)    (1,939)       421
       Prepaid and other assets.............................    (2,232)       937     (5,719)
       Accounts payable.....................................     6,673      1,964         67
       Customer advances....................................     1,522      2,943     (1,473)
       Accrued wages and benefits and other accrued
          liabilities.......................................     1,490     (2,933)    (1,387)
                                                              --------   --------   --------
Net cash provided by (used in) operating activities.........    20,351     14,704    (12,744)
                                                              --------   --------   --------
Cash flows from investing activities:
  Purchases of property and equipment.......................    (6,315)    (4,586)   (13,487)
  Proceeds from sales of property and equipment.............     3,513        307         --
  Acquisitions..............................................   (79,100)        --         --
  Other.....................................................       151        334       (153)
                                                              --------   --------   --------
Net cash used in investing activities.......................   (81,751)    (3,945)   (13,640)
                                                              --------   --------   --------
Cash flows from financing activities:
  Net payments on short-term debt...........................   (16,272)   (10,655)    18,204
  Proceeds from long-term borrowings........................    78,878         --         --
  Payments on long-term borrowings..........................    (1,024)      (673)    (2,279)
  Issuance of common stock..................................     5,123        405         --
  Other.....................................................      (152)      (577)       275
                                                              --------   --------   --------
Net cash provided by (used in) financing activities.........    66,553    (11,500)    16,200
                                                              --------   --------   --------
Net increase (decrease) in cash and cash equivalents........     5,153       (741)   (10,184)
Effect of exchange rate changes on cash.....................        (7)       (22)      (127)
Cash and cash equivalents, beginning of year................     1,225      1,988     12,299
                                                              --------   --------   --------
Cash and cash equivalents, end of year......................  $  6,371   $  1,225   $  1,988
                                                              ========   ========   ========
Supplemental information, cash paid for:
  Interest..................................................  $  2,719   $  2,312   $  1,264
                                                              ========   ========   ========
  Income taxes..............................................  $    370   $     67   $    124
                                                              ========   ========   ========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                              RETAINED      ACCUMULATED
                                 COMMON STOCK                 EARNINGS         OTHER           STOCK
                                ---------------   PAID-IN   (ACCUMULATED   COMPREHENSIVE   SUBSCRIPTIONS
                                SHARES   AMOUNT   CAPITAL     DEFICIT)     INCOME (LOSS)    RECEIVABLE      TOTAL
                                ------   ------   -------   ------------   -------------   -------------   -------
Balance, December 31, 1998....  17,192    $17     $69,570     $ 5,653         $   (53)         $(65)       $75,122
Stock options exercised.......      13     --         162          --              --            --            162
Currency translation
  adjustment..................      --     --          --          --            (853)           --           (853)
Payments on stock
  subscriptions...............      --     --          --          --              --            40             40
Net loss......................      --     --          --      (7,913)             --            --         (7,913)
                                ------    ---     -------     -------         -------          ----        -------
Balance, December 31, 1999....  17,205     17      69,732      (2,260)           (906)          (25)        66,558
Stock options exercised.......     426      1         629          --              --            --            630
Currency translation
  adjustment..................      --     --          --          --            (477)           --           (477)
Unrealized loss on
  investments.................      --     --          --          --            (591)           --           (591)
Payments on stock
  subscriptions...............      --     --          --          --              --             3              3
Net loss......................      --     --          --        (402)             --            --           (402)
                                ------    ---     -------     -------         -------          ----        -------
Balance, December 31, 2000....  17,631     18      70,361      (2,662)         (1,974)          (22)        65,721
Stock options exercised.......     367     --       4,872          --              --            --          4,872
Currency translation
  adjustment..................      --     --          --          --            (672)           --           (672)
Unrealized gain on
  investments.................      --     --          --          --             481            --            481
Payments on stock
  subscriptions...............      --     --          --          --              --            22             22
Net income....................      --     --          --       5,940              --            --          5,940
                                ------    ---     -------     -------         -------          ----        -------
Balance, December 31, 2001....  17,998    $18     $75,233     $ 3,278         $(2,165)         $ --        $76,364
                                ======    ===     =======     =======         =======          ====        =======

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                              --------------------------
                                                               2001     2000      1999
                                                              ------   -------   -------
Net income (loss)...........................................  $5,940   $  (402)  $(7,913)
Currency translation adjustments............................    (672)     (477)     (853)
Unrealized loss on investments..............................      --      (591)       --
Losses reclassified into earnings from other comprehensive
  income....................................................     481        --        --
                                                              ------   -------   -------
Comprehensive income (loss).................................  $5,749   $(1,470)  $(8,766)
                                                              ======   =======   =======

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 2001
--------------------------------------------------------------------------------

1.     SIGNIFICANT ACCOUNTING POLICIES AND OTHER MATTERS

      ORGANIZATION
      aaiPharma Inc. ("aaiPharma" or the "Company") is a specialty pharmaceutical company focused on the development, acquisition, enhancement and commercialization of branded pharmaceutical products. The Company also has a comprehensive range of pharmaceutical development capabilities primarily in the United States and Europe. Historically, the majority of the Company's net revenues have been earned in the fee-for-service business as explained in note 13, with an increasing portion of the Company's resources devoted to the sale of commercial pharmaceutical products and to developing new products or improving existing products. Major customers for the Company's pharmaceutical products are large, well-established medical wholesalers and distributors. Major customers for the fee-for-service and product development businesses are large and small pharmaceutical and biotechnology companies.

      BASIS OF PRESENTATION AND CONSOLIDATION
      The consolidated financial statements include the accounts of aaiPharma Inc. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated. The Company has ownership of approximately 13%, on a fully diluted basis, of Endeavor Pharmaceuticals, Inc. ("Endeavor") which is accounted for under the cost method and had no carrying value at December 31, 2001 and 2000. Certain balances in the prior year's consolidated balance sheet have been reclassified to conform to the December 31, 2001 presentation.

      REVENUE RECOGNITION
      Revenues for product sales are recognized at the time the products are shipped. Research revenues from fee-for-service contracts are recognized on a percentage-of-completion basis as the work is performed or on a time and materials basis in accordance with the specific contract terms. Product development revenues consist of licensing revenues and royalty revenues. Licensing revenues are recognized upon completion of interim contract milestones. Royalty revenues are recognized as earned in accordance with contract terms. Revenues from upfront licensing fees are deferred and amortized over the term of the relevant agreement or as on-going services are performed. Contract milestones based on product approval are recognized when the applicable product is approved. Work-in-progress represents revenues recognized prior to contract billing terms. Provisions for losses on contracts, if any, are recognized when identified.

      In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 specifically addresses revenue recognition issues related to certain upfront payments or fees. Under SAB 101, certain upfront fees and payments recognized as income in prior periods are required to be deferred and amortized into revenue over the terms of the relevant agreements or as the on-going services are performed. Although the Company implemented SAB 101 in the fourth quarter of 2000, the cumulative effect of a change in accounting principle has been retroactively adopted as of the beginning of the first quarter of 2000. For the year 2000, the Company recorded a charge of $1,456,000 ($961,000 after tax) for the cumulative effect of this change in accounting principle. In 2001 and 2000, the Company recognized $500,000 and $733,000, respectively, of revenue related to the amortization of these deferred amounts.

      INCOME TAXES
      Income taxes have been accounted for using the liability method in accordance with Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

      RESEARCH AND DEVELOPMENT COSTS
      The Company engages in numerous research and development ("R&D") projects with the objective of growth and utilization of a portfolio of proprietary technologies and patent and intellectual property rights to bring products to market or to license or sell these technologies to others. R&D expenses represent direct salaries of R&D personnel, raw material expenses, third-party consulting and testing costs, along with an allocation of indirect costs such as management and administrative overhead costs and facilities costs. R&D costs are charged to expense as incurred. Although there is a risk that any specific R&D project may not produce revenues, the Company believes that the potential profit margins from successful development projects will compensate for costs incurred for unsuccessful projects. The Company is currently involved in many pharmaceutical and technology development projects and believes that these activities help to diversify its R&D portfolio and manage its risk.

      EARNINGS (LOSS) PER SHARE
      Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed assuming that the weighted average number of common shares was increased by the conversion of stock options issued to employees and members of the Company's Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the "denominator") to include the options as if they were converted to shares and issued. In each year presented, the net income (loss) (the "numerator") is the same for both basic and diluted per share computations. The following table provides a reconciliation of the denominators for the basic and diluted earnings (loss) per share computations:

                                                                    YEARS ENDED DECEMBER 31,
                                                                   --------------------------
                                                                    2001      2000      1999
                                                                   ------    ------    ------
                                                                         (IN THOUSANDS)
      Basic earnings (loss) per share:
        Weighted average number of shares........................  17,794    17,488    17,204
      Effect of dilutive securities:
        Stock options and redeemable warrants....................     514       283        --
                                                                   ------    ------    ------
      Diluted earnings (loss) per share:
        Adjusted weighted average number of shares and assumed
           conversions...........................................  18,308    17,771    17,204
                                                                   ======    ======    ======
      Weighted average number of shares not included in diluted
        EPS since antidilutive...................................      --        --       535
                                                                   ======    ======    ======

      CONCENTRATION OF CREDIT RISK
      The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors and large and small pharmaceutical and biotechnology companies. Approximately 19% of the accounts receivable balance at December 31, 2000 represented amounts due from one customer. At December 31, 2001, no single customer accounted for more than 10% of the Company's accounts receivable balance. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

      One customer accounted for approximately 15% of the Company's revenue in both 2001 and 2000. No single customer accounted for more than 10% of the Company's revenue in 1999.

      CASH AND CASH EQUIVALENTS
      The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

      WORK-IN-PROGRESS
      Work-in-progress represents revenues recognized prior to contract billing terms.

      INVENTORIES
      Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market.

      PROPERTY AND EQUIPMENT
      Property and equipment is recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the assets. Depreciable lives are 31.5 years for buildings and improvements and 3 to 15 years for equipment. Leasehold improvements are amortized over the lesser of the asset life or the lease term.

      GOODWILL AND OTHER INTANGIBLES, NET
      Goodwill, the excess of the purchase price over the fair value of the net assets of acquired businesses, is amortized over 20 years for purchase business combinations consummated prior to June 30, 2001. For purchase business combinations consummated subsequent to June 30, 2001, goodwill is not amortized, but is evaluated for impairment on an annual basis or as impairment indicators are identified, in accordance with Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS No. 141"). At December 31, 2001 and 2000, the amounts for accumulated amortization of goodwill were approximately $2.9 million and $2.5 million, respectively. Other identifiable intangible assets are amortized, if applicable (see note 2), on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. At December 31, 2001 and 2000, the amounts of accumulated amortization of other intangibles were approximately $0.8 million and $0.7 million, respectively.

      On an ongoing basis, the Company assesses the recoverability of its goodwill, intangibles and other assets by determining its ability to generate future cash flows sufficient to recover the unamortized balances over the remaining useful lives. Goodwill, intangibles and other long-lived assets determined to be unrecoverable based on future cash flows would be written-off in the period in which such determination is made.

      FOREIGN CURRENCY TRANSLATION
      The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with FASB Statement No. 52 "Foreign Currency Translation". All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for the respective years. The gains and losses resulting from the changes in exchange rates from year to year have been reported in accumulated other comprehensive income (loss) included in the consolidated statements of stockholders' equity.

      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
      In July 2001, the FASB issued SFAS No. 141 and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 141 requires that all business combinations be accounted for under the purchase method only, and that certain acquired intangible assets in a business combination be recognized as assets apart from goodwill. SFAS No. 141 is effective for all business combinations subsequent to June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized, but must be reviewed at least annually for impairment. SFAS No. 142 also states that goodwill and intangible assets with indefinite lives acquired after June 30, 2001 should not be amortized. The statement is effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 in fiscal year 2002 and is in the process of assessing the impact that it will have on the results of its operations and consolidated financial position. During 2001, the Company's business combinations consummated subsequent to June 30, 2001 were accounted for in accordance with SFAS No. 141 and SFAS No. 142.

      In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides guidance and addresses significant implementation questions on the accounting for the impairment or disposal of long-lived assets. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have a significant impact on its results of operations, consolidated financial position or cash flows.

      EMPLOYEE STOCK-BASED COMPENSATION
      The Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related Interpretations in accounting for its employee stock options as permitted by SFAS No. 123 "Accounting for Stock-Based Compensation" and make the required pro forma disclosures required by SFAS No. 123 (see note
      8). Under APB No. 25, if the exercise price of the Company's stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

      FAIR VALUE OF FINANCIAL INSTRUMENTS
      The carrying values of cash and cash equivalents, accounts receivable, work-in-progress, current liabilities and long-term debt approximate fair values as of December 31, 2001 and 2000.

      USE OF ESTIMATES
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from such estimates and changes in such estimates may affect amounts reported in future periods.

2.     BUSINESS COMBINATIONS

      In August 2001, the Company completed the acquisition of a line of critical care injectable and oral nutrition products from AstraZeneca AB, an affiliate of AstraZeneca PLC, in a business combination accounted for as a purchase. The product lines acquired are marketed under the M.V.I. and Aquasol brand names. The Company acquired these product lines and related intangible assets for payments of up to $100 million over three years. To finance the initial payment for this acquisition of $52.5 million, which included $3.7 million of inventory, the Company used the proceeds from the term loan, as described in note 7. Future guaranteed payments of $1.0 million each are due in August 2002 and 2003. Future contingent payments of $2.0 million and $43.5 million are potentially due in August 2003 and 2004, respectively, but are contingent upon certain obligations being completed by AstraZeneca, and have not yet been recorded as a liability on the Company's balance sheet. Revenues from the sales of these products are included in the Company's results of operations beginning on the acquisition date. The M.V.I. and Aquasol product lines did not have separable assets and liabilities associated with them, therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable intangible assets in the amount of $32.0 million, with the excess of the purchase price over the identifiable intangible assets recorded as goodwill in the amount of $19.2 million.

      In December 2001, the Company acquired from Novartis Pharmaceutical Corporation and Novartis Corporation a line of asthma products used in the prevention and reversal of bronchospasm in patients age 12 and older with asthma and reversible bronchospasm associated with bronchitis and emphysema, in a business combination accounted for as a purchase. The product line acquired is marketed under the Brethine brand name. The Company acquired this product line and related intangible assets for $26.6 million. To finance this acquisition, the Company used the proceeds from the additional $25 million term loan, as described in note 7, and used working capital to pay the remainder of the purchase price. Revenues from the sales of these products are included in the Company's results of operations beginning on the acquisition date. The Brethine product line did not have separable assets and liabilities associated with it, therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable intangible assets in the amount of $9.9 million, with the excess of the purchase price over the identifiable intangible assets recorded as goodwill in the amount of $16.7 million.

      The acquisitions of these product lines were the first steps taken by the Company toward achieving its goal of acquiring, improving, and marketing branded pharmaceutical products.

      In connection with the M.V.I. and Aquasol acquisition, the Company recorded $32.0 million in intangible assets which meet the criteria for having an indefinite life. In accordance with SFAS No. 142, these intangible assets are not being amortized. The intangible assets recorded in connection with this acquisition represents the trademarks, technology and know-how associated with the product lines. In addition, the value recorded as goodwill is not being amortized and will be evaluated for impairment on an annual basis in accordance with SFAS No. 142.

      During July 2001, the Company made an initial payment of $0.9 million to acquire a sterile manufacturing facility located in Charleston, South Carolina. Additional contingent payments of up to $5.0 million plus additional royalties may become due in increments through June 30, 2006 based on the level of manufacturing revenues at the Charleston facility during this period. These contingent payment obligations have not yet been recorded as a liability on our consolidated balance sheet.

      PRO FORMA FINANCIAL INFORMATION
      The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 2001 and 2000 as if the above acquisitions had occurred on January 1, 2000.

                                                                         YEARS ENDED
                                                                        DECEMBER 31,
                                                                    ---------------------
                                                                      2001        2000
                                                                    ---------   ---------
                                                                    (IN THOUSANDS, EXCEPT
                                                                       PER SHARE DATA)
      Net revenues................................................  $180,820    $160,576
      Income before cumulative effect.............................    14,179       9,930
      Net income..................................................    14,179       8,969
      Basic earnings per share:
        Income before cumulative effect...........................  $   0.80    $   0.57
        Net income................................................  $   0.80    $   0.51
      Diluted earnings per share:
        Income before cumulative effect...........................  $   0.77    $   0.56
        Net income................................................  $   0.77    $   0.50

      These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions taken place on January 1, 2000. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

      MEDICAL & TECHNICAL RESEARCH ASSOCIATES, INC.
      In March 1999, the Company merged with Medical & Technical Research Associates, Inc. ("MTRA"), a clinical research organization located near Boston, Massachusetts, in exchange for approximately 1.3 million shares of aaiPharma stock, including conversion of MTRA stock options. The MTRA merger was accounted for as a pooling-of-interests, and accordingly, all prior period consolidated financial statements have been restated to include the results of operations, financial position, and cash flows of MTRA as though MTRA had always been a part of aaiPharma.

3.     TRANSACTION, INTEGRATION AND RESTRUCTURING COSTS

      In connection with the MTRA merger in March 1999, the Company recorded a $6.4 million nonrecurring charge to operating income reflecting the costs to complete the transaction, integrate the businesses and realign its workforce to its combined operating structure.

      Transaction costs were comprised of amounts owed to investment bankers and advisors as a percentage of the total merger consideration and other expenses directly related to the completion of the transaction, including financial reviews and legal fees. Personnel costs included the separation of approximately 58 employees in the U.S. and Europe to combine the clinical operations of the companies and realign the workforce in the combined organization. Facility and equipment costs included lease payments required under non-cancelable leases for vacant properties and the write-off of leasehold improvements and equipment that became redundant or obsolete due to the transaction.

      Other costs included integration costs directly related to the merger and costs resulting from actions taken to merge the operations.

      All transaction, integration and restructuring costs were incurred in 1999 and settled prior to January 1, 2001.

4.     ACCOUNTS RECEIVABLE, NET

      The following table presents the components of accounts receivable:

                                                                      DECEMBER 31,
                                                                    -----------------
                                                                     2001      2000
                                                                    -------   -------
                                                                     (IN THOUSANDS)
      Trade.......................................................  $27,559   $28,212
      Related parties.............................................       79       396
                                                                    -------   -------
      Total accounts receivable...................................   27,638    28,608
      Allowance for doubtful accounts.............................   (1,044)     (829)
                                                                    -------   -------
                Total accounts receivable, net....................  $26,594   $27,779
                                                                    =======   =======

5.     INVENTORIES

      The following table presents the components of inventories:

                                                                     DECEMBER 31,
                                                                    ---------------
                                                                     2001     2000
                                                                    ------   ------
                                                                    (IN THOUSANDS)
      Finished goods..............................................  $5,478   $   --
      Work-in-process.............................................   1,069      661
      Raw materials and supplies..................................   2,510    2,944
                                                                    ------   ------
        Inventories...............................................  $9,057   $3,605
                                                                    ======   ======

6.     PROPERTY AND EQUIPMENT, NET

      The following table presents the components of property and equipment:

                                                                       DECEMBER 31,
                                                                    -------------------
                                                                      2001       2000
                                                                    --------   --------
                                                                      (IN THOUSANDS)
      Land and improvements.......................................  $    968   $    923
      Buildings and improvements..................................    17,554     17,456
      Machinery and equipment.....................................    57,990     59,937
      Construction-in-progress....................................     2,373      1,069
                                                                    --------   --------
      Total cost of property and equipment........................    78,885     79,385
      Less accumulated depreciation...............................   (41,850)   (37,224)
                                                                    --------   --------
        Property and equipment, net...............................  $ 37,035   $ 42,161
                                                                    ========   ========

      Depreciation expense was approximately $7.0 million, $6.6 million, and $6.5 million for the years ended December 31, 2001, 2000 and 1999, respectively.

7.     DEBT AND CREDIT LINE

      The following table presents the components of current maturities of long-term debt and short-term debt:

                                                                      DECEMBER 31,
                                                                    -----------------
                                                                     2001      2000
                                                                    -------   -------
                                                                     (IN THOUSANDS)
      U.S. revolving credit facility..............................  $    --   $ 9,403
      U.S. bank debt..............................................       --     5,250
      German revolving credit facility............................       --     1,716
      Current maturities of long-term debt........................       --       515
                                                                    -------   -------
        Current maturities of long-term debt and short-term
           debt...................................................  $    --   $16,884
                                                                    =======   =======

      The following table presents the components of long-term debt:

                                                                      DECEMBER 31,
                                                                    -----------------
                                                                     2001      2000
                                                                    -------   -------
                                                                     (IN THOUSANDS)
      U.S. bank term loans........................................  $78,000   $ 1,024
      Obligations under asset purchase agreement..................      878        --
      Less current maturities of long-term debt...................       --      (515)
                                                                    -------   -------
                Total long-term debt due after one year...........  $78,878   $   509
                                                                    =======   =======

      In August 2001, the Company entered into the Second Amended and Restated Loan Agreement (the "Loan Agreement"), which expires in January 2003. The Company has the option to extend the Loan Agreement to December 31, 2006, subject to certain financial conditions. The Loan Agreement provides for borrowings of up to $85 million, consisting of a term loan of $60 million and a revolving credit facility of up to $25 million. In December 2001, the Company amended the Loan Agreement to provide for an additional $25 million term loan. In December 2001, the Company re-paid $7 million of the initial term loan. The revolving credit amount is based upon a borrowing base consisting of portions of accounts receivable and inventories. The Loan Agreement provides for variable interest rates based on LIBOR and is secured by a security interest on substantially all assets of the Company. At December 31, 2001, 30-day LIBOR was 1.87% and the interest rate applicable to borrowings under the Loan Agreement was 6.62%. If the Loan Agreement is not refinanced or extended by December 31, 2002, the Company is obligated to pay additional fees up to 2.0% of the outstanding balances under this term loan and the revolving credit facility. If the extension option has not been exercised by the end of the credit period, any outstanding balances under this facility must be repaid. Scheduled maturities of long-term debt in 2003 are $78.9 million. If the Loan Agreement is extended, quarterly principal payments on the term loans will begin in March 2003. The Loan Agreement requires the payment of certain commitment fees based on the unused portion of the line of credit. At December 31, 2001, the Company qualified for the entire $25.0 million borrowing base of the revolving credit facility.

      Under the terms of the Loan Agreement, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios, and incurring additional indebtedness. The Company was in compliance with the financial covenants at December 31, 2001.

      The bank term loans include $78.0 million and $1.0 million with U.S. banks as of December 31, 2001 and 2000, respectively. The loans have variable interest rates based on LIBOR. The weighted average interest rate on these loans was approximately 7.5% and 8.7% for 2001 and 2000, respectively.

      Scheduled maturities of long-term debt as of December 31, 2001, if the Company exercises the extension option under the Loan Agreement, would be as follows:

2002......................................................   $    --
2003......................................................    16,478
2004......................................................    16,575
2005......................................................    20,475
2006......................................................    25,350
                                                             -------
Total.....................................................   $78,878
                                                             =======

      Under the Loan Agreement, the Company placed in escrow redeemable warrants to purchase 186,372 shares of common stock. The warrants are issued to the lenders or may be returned to the Company depending upon the occurrence of certain events, including the Company's exercise of its extension option or obtaining alternate financing and the full payment of its outstanding obligations under the Loan Agreement. The warrants have an exercise price of $0.001 per share, are issued in tranches through June 2002 and expire ten years from date of issuance. The fair value of the warrants at the time of issuance was recorded as additional financing costs to be amortized over the remaining term of the loan. These warrants contain certain "put" rights providing the holder with an option to require the Company to redeem the warrants, in part or in their entirety, at any time after the date of issuance unless the Company maintains an effective registration statement to cover the resale of the shares of common stock available under these warrants. If the holder exercises the put option, the warrants are redeemable at a value based on the current fair market value of the Company's common stock. The carrying value of the warrants is adjusted to market value each reporting period. At December 31, 2001, the Company had issued warrants to purchase 114,905 shares that were exercisable and represented a potential redemption value of $2.9 million.

8.     STOCKHOLDERS' EQUITY

      The authorized capital stock of the Company at December 31, 2001 and 2000 was 100 million shares of voting common stock, $0.001 par value per share, and 5 million shares of preferred stock, $0.001 par value per share. The preferred stock is issuable in one or more series by the Company's Board of Directors without further stockholder approval. No preferred stock was outstanding at December 31, 2001 or 2000. The Company has reserved 3,244,402 shares of common stock for issuance under the stock option plans at December 31, 2001.

      STOCK OPTION AND AWARD PLANS
      The Company has five stock option plans: the 2000 Stock Option Plan for Non-Employee Directors (the "2000 Plan"), the 1997 Stock Option Plan (the "1997 Plan"), the 1996 Stock Option Plan (the "1996 Plan"), the 1995 Stock Option Plan (the "1995 Plan") and the 1996 Incentive and Non-Qualified Stock Option Plan (the "MTRA Plan"). Under the 1995 Plan, the Board of Directors initially could grant options to purchase up to 242,538 shares of common stock. However, the Company has no obligation to issue the shares upon exercise of such options until it has purchased an equal number of shares from certain existing stockholders. Under the 2000 Plan, the 1997 Plan and the 1996 Plan, the Board of Directors initially could grant options to purchase up to 410,000, 2,644,000 and 495,627, respectively, of newly issued shares of common stock. aaiPharma adopted the MTRA Plan in March 1999 after the MTRA merger (see note 2). aaiPharma's Board of Directors reserved 517,500 shares to cover the exercise of the options under the MTRA Plan. The plans require that the exercise price of options cannot be less than either 100% (2000 Plan, 1997 Plan and MTRA Plan) or 75% (1996 and 1995 Plans) of the estimated fair market value of the Company's shares of common stock on the date of grant.

      The combined activity from all plans is presented in the following table:

                                                                             WEIGHTED AVERAGE
                                                                  SHARES      EXERCISE PRICE
                                                                 ---------   ----------------
      Outstanding, December 31, 1998...........................  1,900,959        $12.61
      Granted..................................................    474,600         11.72
      Exercised................................................    (28,949)         7.83
      Forfeited................................................   (194,410)        12.81
                                                                 ---------
      Outstanding, December 31, 1999...........................  2,152,200          9.60
      Granted..................................................    832,132          7.82
      Exercised................................................   (387,025)         0.87
      Forfeited................................................   (222,805)        12.05
                                                                 ---------
      Outstanding, December 31, 2000...........................  2,374,502         10.17
      Granted..................................................    571,832         15.91
      Exercised................................................   (396,016)         9.64
      Forfeited................................................   (219,665)        12.17
                                                                 ---------
      Outstanding, December 31, 2001...........................  2,330,653         11.47
                                                                 =========

      Information regarding stock options outstanding and options exercisable at December 31, 2001 is summarized in the table below:

                                         OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                                  ----------------------------------   ----------------------
                                                WEIGHTED    WEIGHTED                 WEIGHTED
                                                 AVERAGE    AVERAGE                  AVERAGE
                                    SHARES      REMAINING   EXERCISE     SHARES      EXERCISE
      RANGE OF EXERCISE PRICES    OUTSTANDING     LIFE       PRICE     EXERCISABLE    PRICE
      ------------------------    -----------   ---------   --------   -----------   --------
      $ 0.72 - $ 8.00...........     605,936      7.76       $ 6.34      179,108      $ 4.74
      $ 8.13 - $12.72...........     577,851      8.08         9.76      228,861        9.78
      $12.81 - $14.03...........     662,349      6.60        13.23      462,181       13.21
      $14.63 - $22.00...........     484,517      9.08        17.53       49,185       18.61
                                   ---------                             -------
      $ 0.72 - $22.00...........   2,330,653      7.78        11.47      919,335       10.99
                                   =========                             =======

      The Company has adopted the disclosure-only provisions of SFAS No. 123. The fair value for stock options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                                    --------------------
                                                                    2001    2000   1999
                                                                    -----   ----   -----
      Expected dividend yield.....................................    0.0%  0.0%     0.0%
      Risk-free interest rate.....................................    4.6%  5.9%     5.8%
      Expected volatility.........................................  120.0%  67.0%  180.0%
      Expected life (in years from vesting).......................      5     5        5

      For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period. The grant date Black-Scholes weighted average fair value of options was $13.35, $4.93 and $11.28 per share for 2001, 2000 and 1999, respectively.

      The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. If compensation cost for the Company's plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

                                                             YEARS ENDED DECEMBER 31,
                                                      ---------------------------------------
                                                        2001           2000           1999
                                                      ---------      ---------      ---------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
      Net income (loss):
        As reported................................   $  5,940       $   (402)      $ (7,913)
        Pro forma..................................      3,574         (2,469)       (10,162)
      Earnings (loss) per share:
        As reported --
           Basic...................................   $   0.33       $  (0.02)      $  (0.46)
           Diluted.................................   $   0.32       $  (0.02)      $  (0.46)
        Pro forma --
           Basic...................................   $   0.20       $  (0.14)      $  (0.59)
           Diluted.................................   $   0.20       $  (0.14)      $  (0.59)

9.     RELATED PARTY TRANSACTIONS

      Prior to the Company's merger with MTRA in March 1999, MTRA's president was the recipient of two loans from MTRA totaling $680,000. A promissory note, which accrued interest at 6%, was secured by shares of the Company's common stock owned by this executive. In 2001, the loans were fully repaid.

      CETAN TECHNOLOGIES, INC.
      In 1999, the Company advanced $300,000 to Cetan Technologies, Inc. ("Cetan"), formerly known as PharmComm, Inc., a company whose principal stockholders include Dr. Frederick Sancilio, Mr. James Waters and Mr. William Underwood, all directors of aaiPharma. One other stockholder of Cetan is a member of aaiPharma management.

      The advance payment was for services to be rendered by Cetan during 1999 and 2000 for scanning and indexing services required as part of aaiPharma's regulatory compliance and record retention policies. aaiPharma has engaged Cetan to perform these services since 1996 and has compensated Cetan pursuant to written agreements for the services. Cetan also provides computer validation services to aaiPharma, which are required for compliance with regulatory requirements.

      Total payments for scanning and validation services provided to aaiPharma by Cetan were approximately $4,000, $308,000, and $277,000 (excluding the advance payment) for the years ended December 31, 2001, 2000 and 1999, respectively. At December 31, 2000, the advance payment had been fully utilized.

      ENDEAVOR PHARMACEUTICALS, INC.
      In 1994, aaiPharma organized Endeavor Pharmaceuticals, Inc. with Berlex Laboratories, Inc. and several other investors to fund the development of hormone pharmaceutical products, initially focusing on several generic hormone products already under development by the Company. The Company has also agreed to permit Endeavor, under certain circumstances, the first right to purchase additional proprietary hormone pharmaceutical products developed by aaiPharma. aaiPharma obtained a 47% equity interest in Endeavor through the contribution of its accumulated product research and development and technical know-how. The other investors contributed cash in exchange for their interests which, for all investors, was in the form of convertible preferred stock. Based on a subsequent cash infusion by a new investor in 1995, the Company's interest in Endeavor was reduced to approximately 35%, on a fully diluted basis. In November 2000, Endeavor raised $46 million through the issuance of additional convertible preferred stock. At December 31, 2001, aaiPharma owned approximately 13% of the fully diluted common equity of Endeavor. Subsequent to the reduction in ownership percentage and its reduced influence over the Endeavor operations, the Company ceased accounting for this as an equity method investment and began to account for it under the cost method.

      Endeavor has accumulated significant losses since inception and this investment has been recorded at zero value since 1995.

      The Company had net sales to Endeavor for product development services of approximately $0.2 million, $0.7 million, and $2.8 million for the years ended December 31, 2001, 2000 and 1999, respectively. aaiPharma had approximately $79,000 and $147,000 in related accounts receivable at December 31, 2001 and 2000, respectively.

      AESGEN, INC.
      Aesgen, Inc. ("Aesgen") was formally organized with an affiliate of the Mayo Clinic and MOVA Pharmaceutical Corporation and funded in 1995 through the issuance of approximately $11 million of nonconvertible, nonvoting, mandatorily redeemable, preferred stock. The Company made a cash investment of $1.6 million in such preferred stock, which is carried at cost, and is included in other noncurrent assets on the consolidated balance sheets.

      In October 2001, the Company entered into a Service Agreement and a Subscription Agreement with Aesgen, whereby the Company will perform certain clinical work for Aesgen and has agreed to receive Aesgen preferred stock in lieu of cash for the services performed. The Company has subscribed to $1.1 million of preferred stock, and will receive up to 10,829 shares of such stock, in lieu of cash. Through December 31, 2001, the Company has performed services under the agreement of $86,000. The preferred shares are to be issued in accordance with a timetable established by the Subscription Agreement.

      In December 2001, the Company entered into a Product Sales Agreement with Aesgen. Under this agreement, Aesgen sold its rights, title and interest to certain products to the Company. These products include five products for which abbreviated new drug applications have been filed with the United States Food and Drug Administration, and two products under development. As consideration for the purchase of these products, the Company waived all claims to amounts due from Aesgen and terminated the development and licensing agreement, as described below. At December 31, 2001, the approximate book value of these assets was $700,000.

      In February 2002, the Company purchased a proprietary product from Aesgen for payments of $1.0 million in cash and additional contingent milestone payments of up to $1.5 million. The Company intends to market this product as an extension of the Aquasol product line. Under this agreement, the Company is obligated to pay royalty payments, equal to 30% of the net revenues of this product less certain costs incurred in its manufacture and marketing, for the eight-year period following the first commercial sale of the product.

      In 1996, the Company sold to Aesgen marketing rights to a product under development by the Company. Under the agreement, Aesgen paid a license fee and would have paid additional royalties upon marketing the product. aaiPharma recognized net revenues of approximately $86,000, $100,000 and $100,000 from Aesgen for the years ended December 31, 2001, 2000 and 1999, respectively. aaiPharma had no related accounts receivable or work-in-progress at December 31, 2001, and had approximately $248,000 of related accounts receivable and $377,000 of related work-in-progress at December 31, 2000. aaiPharma had the right, under its development agreement with Aesgen, to provide certain product development and support services to Aesgen with respect to some generic drugs currently being developed by Aesgen, provided that aaiPharma's fees for such services were comparable to those of a competitor. In addition, under such development agreement, the Company had agreed not to develop, for its own account or any other person, a formulation of any of the generic products currently under development for Aesgen and any additional drugs that aaiPharma agrees to develop in the future for Aesgen.

10.    INCOME TAXES

      The following table presents the components for the provision for (benefit from) income taxes:

                                                                    YEARS ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                    2001     2000       1999
                                                                   ------   -------   --------
                                                                         (IN THOUSANDS)
      Income (loss) before income taxes:
        United States............................................  $9,096   $(5,199)  $ (9,432)
        Non-U.S. ................................................      43     5,317       (759)
                                                                   ------   -------   --------
             Income (loss) before taxes..........................  $9,139   $   118   $(10,191)
                                                                   ======   =======   ========
      Provision for (benefit from) income taxes:
        Current:
           Federal...............................................  $1,654   $    --   $ (1,037)
           State.................................................   1,397        --         --
           Non-U.S. .............................................      --        --          5
                                                                   ------   -------   --------
                Total current taxes..............................   3,051        --     (1,032)
                                                                   ------   -------   --------
        Deferred:
           Federal...............................................   1,067      (882)      (897)
           State.................................................    (919)      441       (349)
           Non-U.S. .............................................      --        --         --
                                                                   ------   -------   --------
                Total deferred taxes.............................     148      (441)    (1,246)
                                                                   ------   -------   --------
                Provision for (benefit from) income taxes........  $3,199   $  (441)  $ (2,278)
                                                                   ======   =======   ========

      The following table presents the reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory income tax rate:

                                                                    YEARS ENDED DECEMBER 31,
                                                                   ---------------------------
                                                                    2001     2000       1999
                                                                   ------   -------   --------
                                                                         (IN THOUSANDS)
      Income (loss) before income taxes..........................  $9,139   $   118   $(10,191)
                                                                   ======   =======   ========
      Tax expense (benefit) using U.S. statutory income tax rate
        of 34%...................................................  $3,107   $    40   $ (3,465)
      State income taxes, net....................................     (11)      461       (349)
      Permanent items, net.......................................     395     1,160      1,504
      Non-U.S. operations, net...................................     (53)       --        126
      Tax credits................................................    (369)     (100)      (230)
      Change in reserve for deferred tax assets..................     129    (2,002)       136
      Other, net.................................................       1        --         --
                                                                   ------   -------   --------
           Provision for (benefit from) income taxes.............  $3,199   $  (441)  $ (2,278)
                                                                   ======   =======   ========

      Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred taxes are included in prepaids and other current assets and other accrued liabilities. The following table presents the deferred tax assets and deferred tax liability:

                                                                      DECEMBER 31,
                                                                    -----------------
                                                                     2001      2000
                                                                    -------   -------
                                                                     (IN THOUSANDS)
      Deferred tax assets, resulting from:
        Accrued liabilities.......................................  $ 1,202   $   325
        Accounts receivable.......................................      825       818
        Deferred revenue..........................................    4,667        --
        Tax credits...............................................      518       614
        U.S. net operating loss carryforwards.....................    1,801     2,857
        Non-U.S. net operating losses.............................    2,539     2,520
        Other items...............................................      (92)      548
                                                                    -------   -------
           Deferred tax assets....................................   11,460     7,682
      Deferred tax liability, resulting from property and
        equipment.................................................   (5,253)   (2,656)
      Valuation allowances on tax assets..........................   (2,649)   (2,520)
                                                                    -------   -------
           Net deferred tax assets................................  $ 3,558   $ 2,506
                                                                    =======   =======

      Valuation allowances have been provided for certain assets resulting from accumulated net operating losses from foreign entities since realization of such assets cannot be predicted with reasonable certainty at this time. As of December 31, 2001, the Company had approximately $40.0 million of state net operating loss carryforwards with the following expirations:
      $4.7 million in 2011, $10.5 million in 2014, $12.8 million in 2015, and $12.0 million in 2016.

11.    EMPLOYEE BENEFIT PLAN

      The Company provides retirement benefits for all domestic aaiPharma employees with one year of service through a defined contribution plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. Participants may elect to contribute a portion of their annual compensation, subject to limitations. The Company makes matching contributions in aaiPharma stock equal to 50% of a participant's contribution up to a certain amount. Additionally, the Company makes profit-sharing contributions at the discretion of the Board of Directors. The Company has expensed $788,000, $880,000, and $607,000 for the years ended December 31, 2001, 2000 and 1999, respectively, for this benefit plan.

12.    COMMITMENTS AND CONTINGENCIES

      The Company leases land, buildings and equipment under renewable lease agreements classified as operating leases. Rent expense under these agreements for the years ended December 31, 2001, 2000 and 1999 was $6.9 million, $4.9 million, and $4.3 million, respectively. As of December 31, 2001, future minimum rentals due under non-cancelable operating lease agreements with initial terms of one year or more are: $7.1 million -- 2002; $5.6 million -- 2003; $5.6 million -- 2004; $5.2 million -- 2005; $3.7 million in 2006 and $12.7 million -- thereafter.

      The Company currently leases two significant facilities, including its headquarters facility in Wilmington, North Carolina, under the terms of a tax retention operating lease. The lease for these facilities covered an initial period of three years with two one-year renewal periods. At the end of the initial period, the Company elected to extend the lease under the first renewal period. At the end of the renewal term, the Company may elect to purchase the facilities at fair market value, extend the lease or the properties may be sold.

      The Company is party to a number of legal actions with companies that market generic drugs. The Company filed three cases in the United States District Court for the Eastern District of North Carolina claiming infringement of certain of its fluoxetine hydrochloride patents. Fluoxetine hydrochloride is an active ingredient in the drug marketed by Eli Lilly as Prozac. Each of the defendants in these three actions, Dr. Reddy's Laboratories Ltd., a pharmaceutical company based in

      India, and its U.S. affiliate, Dr. Reddy's Laboratories, Inc. (formerly Reddy-Cheminor, Inc.), Barr Laboratories, Inc., and PAR Pharmaceuticals, Inc. sell a generic fluoxetine hydrochloride product in the United States.

      The Company is also involved in three actions centered on its omeprazole-related patents. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca AB. Two cases have been filed against the Company by Dr. Reddy's Laboratories Ltd. and Dr. Reddy's Laboratories, Inc. in the United States District Court for the Southern District of New York. In these cases, the plaintiffs are seeking a declaratory judgment that their omeprazole products do not infringe the Company's patents and in addition, they are challenging the validity of five of the Company's omeprazole patents. They also seek to recover costs and attorney's fees. Furthermore, in the second case, filed in November 2001, the plaintiffs are seeking damages for alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act.

      The third case involving the Company's omeprazole patents was brought in August 2001 by Andrx Pharmaceuticals, Inc. ("Andrx") in the United States District Court for the Southern District of New York. Andrx is challenging the validity of three of the Company's omeprazole patents, and is also seeking a declaratory judgment that its generic omeprazole product does not infringe these patents. Furthermore, Andrx claims violations of federal and state antitrust laws with respect to the licensing of these omeprazole patents and is seeking injunctive relief and unspecified treble damages.

      The Company may be party to other lawsuits and administrative proceedings incidental to the normal course of its business which are not considered material.

13.    FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

      The Company operates in three business segments consisting of a product sales business, primarily comprised of the NeoSan Pharmaceuticals business unit, a product development business, primarily the aaiResearch business unit, and a fee-for-service business, primarily the AAI International business unit. The product sales business provides for the sales of M.V.I., Aquasol and Brethine product lines and for the commercial manufacturing of small quantity products outsourced by other pharmaceutical companies. In the product development segment, the Company internally develops drugs and technologies with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The core services provided on a fee-for-service basis to pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials. The majority of the Company's non-U.S. operations are located in Germany.

      Corporate income (loss) from operations includes general corporate overhead costs and goodwill amortization, which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows:

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
NET REVENUES:
Product sales....................................  $ 27,448   $  7,341   $ 12,726
Product development..............................    20,426      9,896     10,065
Research revenues:
  Non-clinical...................................    64,262     62,821     51,652
  Clinical.......................................    28,937     24,187     27,732
                                                   --------   --------   --------
                                                     93,199     87,008     79,384
                                                   --------   --------   --------
                                                   $141,073   $104,245   $102,175
                                                   ========   ========   ========

                                                      YEARS ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2001       2000       1999
                                                   --------   --------   --------
                                                           (IN THOUSANDS)
United States....................................  $129,464   $ 88,077   $ 85,289
Germany..........................................    15,442     17,888     17,934
Other............................................       916      1,554      2,132
Less intercompany................................    (4,749)    (3,274)    (3,180)
                                                   --------   --------   --------
                                                   $141,073   $104,245   $102,175
                                                   ========   ========   ========
INCOME (LOSS) FROM OPERATIONS:
Product sales....................................  $  7,691   $    257   $  1,266
Product development..............................     9,819     (3,479)    (2,048)
Research revenues:
  Non-clinical...................................     4,639     15,661      5,353
  Clinical.......................................     4,037        934       (466)
                                                   --------   --------   --------
                                                      8,676     16,595      4,887
                                                   --------   --------   --------

Corporate........................................   (12,957)   (11,339)    (6,487)
Corporate restructuring charges..................        --         --     (6,400)
                                                   --------   --------   --------
                                                   $ 13,229   $  2,034   $ (8,782)
                                                   ========   ========   ========

United States....................................  $ 13,095   $ (3,504)  $ (8,726)
Germany..........................................       440      6,079         71
Other............................................      (306)      (541)      (127)
                                                   --------   --------   --------
                                                   $ 13,229   $  2,034   $ (8,782)
                                                   ========   ========   ========
TOTAL ASSETS:
Product sales....................................  $105,541   $  5,673   $ 10,275
Product development..............................     7,832      4,856      5,392
Research revenues................................    55,555     78,505     84,641
Corporate........................................    27,358     23,117     23,250
                                                   --------   --------   --------
                                                   $196,286   $112,151   $123,558
                                                   ========   ========   ========

United States....................................  $176,518   $ 90,037   $ 99,543
Germany..........................................    18,794     21,067     22,559
Other............................................       974      1,047      1,456
                                                   --------   --------   --------
                                                   $196,286   $112,151   $123,558
                                                   ========   ========   ========

14.    FINANCIAL RESULTS BY QUARTER (UNAUDITED)

                                                            QUARTER
                                             -------------------------------------
                                              FIRST    SECOND     THIRD    FOURTH
                                             -------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER
                                                        SHARE AMOUNTS)
2001
Net revenues...............................  $30,197   $29,884   $34,908   $46,084
Gross margin...............................   14,748    14,608    16,587    24,758
Net income.................................      816     1,014       708     3,402
Basic earnings per share...................  $  0.04   $  0.06   $  0.04   $  0.19
Diluted earnings per share:................  $  0.04   $  0.06   $  0.04   $  0.18

                                                            QUARTER
                                             -------------------------------------
                                              FIRST    SECOND     THIRD    FOURTH
                                             -------   -------   -------   -------
                                                   (IN THOUSANDS, EXCEPT PER
                                                        SHARE AMOUNTS)
2000
Net revenues...............................  $25,089   $27,959   $24,083   $27,114
Gross margin...............................   12,733    15,335    11,739    13,483
Income (loss) before cumulative effect of
  accounting change........................      707     1,718      (537)   (1,329)
Net income (loss)..........................     (254)    1,718      (537)   (1,329)
Basic earnings (loss) per share:
  Income (loss) before cumulative effect...  $  0.04   $  0.10   $ (0.03)  $ (0.08)
  Net income (loss)........................  $ (0.01)  $  0.10   $ (0.03)  $ (0.08)
Diluted earnings (loss) per share:
  Income (loss) before cumulative effect...  $  0.04   $  0.10   $ (0.03)  $ (0.08)
  Net income (loss)........................  $ (0.01)  $  0.10   $ (0.03)  $ (0.08)

15.    SUBSEQUENT EVENT

      On February 18, 2002, the Company entered into an agreement with Eli Lilly and Company to acquire the U.S. rights to the Darvon and Darvocet branded product lines for the treatment of mild to moderate pain for $211.4 million in cash, subject to reduction based on net sales of these products before and after the closing of the acquisition. The Company anticipates completing this acquisition by the end of the first half of 2002. The Company is currently seeking senior secured and senior subordinated debt financing of an aggregate of $350 million to fund the acquisition of these product lines, to repay indebtedness outstanding under its existing loan agreement, to terminate its outstanding tax retention operating lease, as discussed in note 12, and purchase the underlying properties, and related fees and expenses.

16.    FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

      The Company intends to issue, late in the first quarter of 2002, senior secured notes and subordinated debentures (the "Notes"), as discussed in note 15, which will be guaranteed by the Company's domestic subsidiaries.

      The following presents condensed consolidating financial information for the Company, segregating: (1) aaiPharma Inc., which will issue the Notes (the "Issuer"); (2) the domestic subsidiaries which will guarantee the Notes (the "Guarantor Subsidiaries"); and (3) all other subsidiaries (the "Non-Guarantor Subsidiaries"). The guarantor subsidiaries are wholly-owned direct subsidiaries of the Company and their guarantees are full, unconditional and joint and several. Wholly-owned subsidiaries are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and inter-company balances and transactions.

      The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

                                                     YEAR ENDED DECEMBER 31, 2001
                                  -------------------------------------------------------------------
                                                               NON-
                                             GUARANTOR      GUARANTOR
                                  ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  -------   ------------   ------------   ------------   ------------
      Net revenues..............  $57,842     $71,622        $16,357        $ (4,748)      $141,073
      Equity earnings from
        subsidiaries............   22,419          --             --         (22,419)            --
                                  -------     -------        -------        --------       --------
        Total revenues..........   80,261      71,622         16,357         (27,167)       141,073
      Operating costs and
        expenses:
        Direct costs............   36,835      27,541         10,744          (4,748)        70,372
        Selling.................    7,371       5,213          1,390              --         13,974
        General and
           administrative.......   20,127       6,308          4,089              --         30,524
        Research and
           development..........    1,757       9,094             --              --         10,851
        Direct pharmaceutical
           start-up costs.......       --       2,123             --              --          2,123
                                  -------     -------        -------        --------       --------
                                   66,090      50,279         16,223          (4,748)       127,844
                                  -------     -------        -------        --------       --------
      Income (loss) from
        operations..............   14,171      21,343            134         (22,419)        13,229
      Other income (expense):
        Interest, net...........   (1,377)     (2,123)          (146)             --         (3,646)
        Net intercompany
           interest.............   (3,621)      3,781           (160)             --             --
        Other...................     (182)       (477)           215              --           (444)
                                  -------     -------        -------        --------       --------
                                   (5,180)      1,181            (91)             --         (4,090)
                                  -------     -------        -------        --------       --------
      Income (loss) before
        income taxes............    8,991      22,524             43         (22,419)         9,139
      Provision for (benefit
        from) income taxes......    3,051         153             (5)             --          3,199
                                  -------     -------        -------        --------       --------
      Net income (loss).........  $ 5,940     $22,371        $    48        $(22,419)      $  5,940
                                  =======     =======        =======        ========       ========

                                                     YEAR ENDED DECEMBER 31, 2000
                                  -------------------------------------------------------------------
                                                               NON-
                                             GUARANTOR      GUARANTOR
                                  ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  -------   ------------   ------------   ------------   ------------
      Net revenues..............  $59,960     $28,119        $19,441        $ (3,275)      $104,245
      Equity earnings from
        subsidiaries............   12,841          --             --         (12,841)            --
                                  -------     -------        -------        --------       --------
        Total revenues..........   72,801      28,119         19,441         (16,116)       104,245
      Operating costs and
        expenses:
        Direct costs............   28,640      17,566          8,024          (3,275)        50,955
        Selling.................    8,081       2,380          1,430              --         11,891
        General and
           administrative.......   17,875       6,447          2,822              --         27,144
        Research and
           development..........   10,040         554          1,627              --         12,221
                                  -------     -------        -------        --------       --------
                                   64,636      26,947         13,903          (3,275)       102,211
                                  -------     -------        -------        --------       --------
      Income (loss) from
        operations..............    8,165       1,172          5,538         (12,841)         2,034
      Other income (expense):
        Interest, net...........   (1,656)         19           (497)             --         (2,134)
        Net intercompany
           interest.............   (6,476)      6,476             --              --             --
        Other...................       85        (143)           276              --            218
                                  -------     -------        -------        --------       --------
                                   (8,047)      6,352           (221)             --         (1,916)
                                  -------     -------        -------        --------       --------
      Income (loss) before
        income taxes and
        cumulative effect of
        accounting change.......      118       7,524          5,317         (12,841)           118
      Provision for (benefit
        from) income taxes......     (441)         --             --              --           (441)
                                  -------     -------        -------        --------       --------
      Income (loss) before
        cumulative effect of
        accounting change.......      559       7,524          5,317         (12,841)           559
      Cumulative effect of a
        change in accounting
        principle, net of a tax
        benefit of $495.........     (961)         --             --              --           (961)
                                  -------     -------        -------        --------       --------
      Net income (loss).........  $  (402)    $ 7,524        $ 5,317        $(12,841)      $   (402)
                                  =======     =======        =======        ========       ========

                                                      YEAR ENDED DECEMBER 31, 1999
                                  --------------------------------------------------------------------
                                                                NON-
                                              GUARANTOR      GUARANTOR
                                   ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  --------   ------------   ------------   ------------   ------------
      Net revenues..............  $ 60,297     $24,993        $20,066        $(3,181)       $102,175
      Equity earnings from
        subsidiaries............     2,519          --             --         (2,519)             --
                                  --------     -------        -------        -------        --------
        Total revenues..........    62,816      24,993         20,066         (5,700)        102,175
      Operating costs and
        expenses:
        Direct costs............    31,541      15,837         11,654         (2,893)         56,139
        Selling.................     7,942       2,158          2,060             --          12,160
        General and
           administrative.......    15,565       5,052          4,569             --          25,186
        Research and
           development..........     9,119         401          1,840           (288)         11,072
        Transaction, integration
           and restructuring
           costs................     6,400          --             --             --           6,400
                                  --------     -------        -------        -------        --------
                                    70,567      23,448         20,123         (3,181)        110,957
                                  --------     -------        -------        -------        --------
      Income (loss) from
        operations..............    (7,751)      1,545            (57)        (2,519)         (8,782)
      Other income (expense):
        Interest, net...........      (584)         43           (715)            --          (1,256)
        Net intercompany
           interest.............      (212)        212             --             --              --
        Other...................    (2,416)      2,250             13             --            (153)
                                  --------     -------        -------        -------        --------
                                    (3,212)      2,505           (702)            --          (1,409)
                                  --------     -------        -------        -------        --------
      Income (loss) before
        income taxes............   (10,963)      4,050           (759)        (2,519)        (10,191)
      Provision for (benefit
        from) income taxes......    (3,050)        767              5             --          (2,278)
                                  --------     -------        -------        -------        --------
      Net income (loss).........  $ (7,913)    $ 3,283        $  (764)       $(2,519)       $ (7,913)
                                  ========     =======        =======        =======        ========

                                                          DECEMBER 31, 2001
                                 --------------------------------------------------------------------
                                                               NON-
                                             GUARANTOR      GUARANTOR
                                  ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                 --------   ------------   ------------   ------------   ------------
  ASSETS
  Current assets:
    Cash and cash
       equivalents.............  $  5,301     $    154       $   916        $     --       $  6,371
    Accounts receivable, net...    13,189        8,415         2,690           2,300         26,594
    Work-in-progress...........     3,871        5,099         3,794          (2,300)        10,464
    Inventories................     2,955        5,584           518              --          9,057
    Prepaid and other current
       assets..................     3,081        2,640           251              --          5,972
                                 --------     --------       -------        --------       --------
         Total current
            assets.............    28,397       21,892         8,169              --         58,458
  Investments in and advances
    to subsidiaries............    66,061      (46,202)           --         (19,859)            --
  Property and equipment,
    net........................    27,724        5,841         3,470              --         37,035
  Goodwill and other
    intangibles, net...........     1,071       79,383         8,050              --         88,504
  Other assets.................     7,372        4,836            81              --         12,289
                                 --------     --------       -------        --------       --------
         Total assets..........  $130,625     $ 65,750       $19,770        $(19,859)      $196,286
                                 ========     ========       =======        ========       ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable...........  $  3,626     $ 10,236       $ 1,582        $     --       $ 15,444
    Customer advances..........     3,883        6,874         2,592              --         13,349
    Accrued wages and
       benefits................     2,040          958           881              --          3,879
    Other accrued
       liabilities.............     2,821        2,572           302            (402)         5,293
    Current maturities of
       long-term debt and
       short-term debt.........        --           14            --             (14)            --
                                 --------     --------       -------        --------       --------
         Total current
            liabilities........    12,370       20,654         5,357            (416)        37,965
  Long-term debt, less current
    portion....................        --       78,878            --              --         78,878
  Other liabilities............       224           --            --              --            224
  Investments in and advances
    to subsidiaries............    79,157      (83,625)        4,052             416             --
  Redeemable warrants..........     2,855           --            --              --          2,855
  Stockholders' equity.........    36,019       49,843        10,361         (19,859)        76,364
                                 --------     --------       -------        --------       --------
         Total liabilities and
            stockholders'
            equity.............  $130,625     $ 65,750       $19,770        $(19,859)      $196,286
                                 ========     ========       =======        ========       ========

                                                          DECEMBER 31, 2000
                                 --------------------------------------------------------------------
                                                               NON-
                                             GUARANTOR      GUARANTOR
                                  ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                 --------   ------------   ------------   ------------   ------------
  ASSETS
  Current assets:
    Cash and cash
       equivalents.............  $    639     $    497       $    89        $     --       $  1,225
    Accounts receivable, net...    17,404        4,157         6,218              --         27,779
    Work-in-progress...........     8,230        2,606         2,291              --         13,127
    Inventories................     2,924           65           616              --          3,605
    Prepaid and other current
       assets..................     7,295        1,681           165              --          9,141
                                 --------     --------       -------        --------       --------
         Total current
            assets.............    36,492        9,006         9,379              --         54,877
  Investments in and advances
    to subsidiaries............    66,061      (46,202)           --         (19,859)            --
  Property and equipment,
    net........................    33,810        4,798         3,553              --         42,161
  Goodwill and other
    intangibles, net...........       814        1,355         9,097              --         11,266
  Other assets.................     2,993          769            85              --          3,847
                                 --------     --------       -------        --------       --------
         Total assets..........  $140,170     $(30,274)      $22,114        $(19,859)      $112,151
                                 ========     ========       =======        ========       ========

  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities:
    Accounts payable...........  $  4,057     $  3,408       $ 1,385        $     --       $  8,850
    Customer advances..........     2,993        7,280         1,647              --         11,920
    Accrued wages and
       benefits................       967          921           822              --          2,710
    Other accrued
       liabilities.............     2,446          772           737              --          3,955
    Current maturities of
       long-term debt and
       short-term debt.........    15,111           57         1,716              --         16,884
                                 --------     --------       -------        --------       --------
         Total current
            liabilities........    25,574       12,438         6,307              --         44,319
  Long-term debt, less current
    portion....................       494           15            --              --            509
  Other liabilities............     1,602           --            --              --          1,602
  Investments in and advances
    to subsidiaries............    65,379      (70,248)        4,869              --             --
  Stockholders' equity.........    47,121       27,521        10,938         (19,859)        65,721
                                 --------     --------       -------        --------       --------
         Total liabilities and
            stockholders'
            equity.............  $140,170     $(30,274)      $22,114        $(19,859)      $112,151
                                 ========     ========       =======        ========       ========

                                                      YEAR ENDED DECEMBER 31, 2001
                                  --------------------------------------------------------------------
                                                                NON-
                                              GUARANTOR      GUARANTOR
                                   ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  --------   ------------   ------------   ------------   ------------
  Cash flows from operating
    activities:
    Net income (loss)...........  $  5,940     $ 22,371       $    48        $(22,419)      $  5,940
    Adjustments to reconcile net
       income (loss) to net cash
       provided by operating
       activities:
       Depreciation and
         amortization...........     3,661        2,764         1,330              --          7,755
       Other....................       449          458           358              --          1,265
    Changes in operating assets
       and liabilities:
       Trade and other
         receivables............     4,238       (6,559)        3,177              --            856
       Work-in-progress.........     4,358         (192)       (1,632)             --          2,534
       Inventories..............       (30)      (5,519)           97              --         (5,452)
       Prepaid and other
         assets.................     3,380       (5,485)         (127)             --         (2,232)
       Accounts payable.........      (430)       6,828           275              --          6,673
       Customer advances........       890         (406)        1,038              --          1,522
       Accrued wages and
         benefits and other
         accrued liabilities....        68        1,836           (12)           (402)         1,490
       Intercompany receivables
         and payables...........    (9,099)     (12,917)         (819)         22,835             --
                                  --------     --------       -------        --------       --------
  Net cash provided by operating
    activities..................    13,425        3,179         3,733              14         20,351
                                  --------     --------       -------        --------       --------
  Cash flows from investing
    activities:
    Purchases of property and
       equipment................      (174)      (4,821)       (1,320)             --         (6,315)
    Proceeds from sales of
       property and equipment...     2,792          645            76              --          3,513
    Acquisitions................      (983)     (78,117)           --              --        (79,100)
    Other.......................       151           --            --              --            151
                                  --------     --------       -------        --------       --------
  Net cash provided by (used in)
    investing activities........     1,786      (82,293)       (1,244)             --        (81,751)
                                  --------     --------       -------        --------       --------
  Cash flows from financing
    activities:
    Net payments on short-term
       debt.....................   (14,653)          --        (1,619)             --        (16,272)
    Proceeds from long-term
       borrowings...............        --       78,878            --              --         78,878
    Payments on long-term
       borrowings...............      (952)         (58)           --             (14)        (1,024)
    Issuance of common stock....     5,123           --            --              --          5,123
    Other.......................       (67)         (49)          (36)             --           (152)
                                  --------     --------       -------        --------       --------
  Net cash (used in) provided by
    financing activities........   (10,549)      78,771        (1,655)            (14)        66,553
                                  --------     --------       -------        --------       --------
  Net increase (decrease) in
    cash and cash equivalents...     4,662         (343)          834              --          5,153
  Effect of exchange rate
    changes on cash.............        --           --            (7)             --             (7)
  Cash and cash equivalents,
    beginning of year...........       639          497            89              --          1,225
                                  --------     --------       -------        --------       --------
  Cash and cash equivalents, end
    of year.....................  $  5,301     $    154       $   916        $     --       $  6,371
                                  ========     ========       =======        ========       ========

                                                      YEAR ENDED DECEMBER 31, 2000
                                   -------------------------------------------------------------------
                                                                NON-
                                              GUARANTOR      GUARANTOR
                                   ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                   -------   ------------   ------------   ------------   ------------
  Cash flows from operating
    activities:
    Net income (loss)............  $  (402)    $  7,524        $5,317        $(12,841)      $   (402)
    Adjustments to reconcile net
       income (loss) to net cash
       provided by operating
       activities:
       Depreciation and
         amortization............    4,892          967         1,394              --          7,253
       Other.....................      228          303           (68)             --            463
       Changes in operating
         assets and liabilities:
         Trade and other
            receivables..........    7,287        2,838        (3,407)             --          6,718
         Work-in-progress........     (952)      (1,548)        2,200              --           (300)
         Inventories.............   (1,723)         (16)         (200)             --         (1,939)
         Prepaid and other
            assets...............     (189)         944           182              --            937
         Accounts payable........      894          823           247              --          1,964
         Customer advances.......    2,038        1,577          (672)             --          2,943
         Accrued wages and
            benefits and other
            accrued
            liabilities..........      (71)      (1,617)       (1,245)             --         (2,933)
         Intercompany receivables
            and payables.........   (5,307)     (10,245)        2,711          12,841             --
                                   -------     --------        ------        --------       --------
  Net cash provided by operating
    activities...................    6,695        1,550         6,459              --         14,704
                                   -------     --------        ------        --------       --------
  Cash flows from investing
    activities:
    Purchases of property and
       equipment.................   (2,114)      (1,501)         (971)             --         (4,586)
    Proceeds from sales of
       property and equipment....       --           18           289              --            307
    Other........................     (258)          --           592              --            334
                                   -------     --------        ------        --------       --------
  Net cash used in investing
    activities...................   (2,372)      (1,483)          (90)             --         (3,945)
                                   -------     --------        ------        --------       --------
  Cash flows from financing
    activities:
    Net payments on short-term
       debt......................   (4,075)          --        (6,580)             --        (10,655)
    Payments on long-term
       borrowings................     (610)         (63)           --              --           (673)
    Issuance of common stock.....      405           --            --              --            405
    Other........................     (592)         (12)           27              --           (577)
                                   -------     --------        ------        --------       --------
  Net cash used in financing
    activities...................   (4,872)         (75)       (6,553)             --        (11,500)
                                   -------     --------        ------        --------       --------
  Net decrease in cash and cash
    equivalents..................     (549)          (8)         (184)             --           (741)
  Effect of exchange rate changes
    on cash......................       --           --           (22)             --            (22)
  Cash and cash equivalents,
    beginning of year............    1,188          505           295              --          1,988
                                   -------     --------        ------        --------       --------
  Cash and cash equivalents, end
    of year......................  $   639     $    497        $   89        $     --       $  1,225
                                   =======     ========        ======        ========       ========

                                                      YEAR ENDED DECEMBER 31, 1999
                                  --------------------------------------------------------------------
                                                                NON-
                                              GUARANTOR      GUARANTOR
                                   ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS   CONSOLIDATED
                                  --------   ------------   ------------   ------------   ------------
  Cash flows from operating
    activities:
    Net income (loss)...........  $ (7,913)    $  3,283       $  (764)       $(2,519)       $ (7,913)
    Adjustments to reconcile net
       income (loss) to net cash
       provided by (used in)
       operating activities:
       Depreciation and
         amortization...........     4,610        1,027         1,611             --           7,248
       Deferred income taxes....       653           --            --             --             653
       Restructuring costs......       699           --            --             --             699
       Other....................         3           --            51             --              54
       Changes in operating
         assets and liabilities:
         Trade and other
            receivables.........    (7,071)         454           202            108          (6,307)
         Work-in-progress.......     3,309         (430)       (1,966)            --             913
         Inventories............       403          (49)           67             --             421
         Prepaid and other
            assets..............    (6,371)         511           129             12          (5,719)
         Accounts payable.......      (161)         641          (413)            --              67
         Customer advances......    (3,256)       1,176           607             --          (1,473)
         Accrued wages and
            benefits and other
            accrued
            liabilities.........      (620)          --        (1,887)         1,120          (1,387)
         Intercompany
            receivables and
            payables............    10,578      (14,084)        1,136          2,370              --
                                  --------     --------       -------        -------        --------
  Net cash (used in) provided by
    operating activities........    (5,137)      (7,471)       (1,227)         1,091         (12,744)
                                  --------     --------       -------        -------        --------
  Cash flows from investing
    activities:
    Purchases of property and
       equipment................   (10,825)      (1,908)         (754)            --         (13,487)
    Other.......................      (153)          --            --             --            (153)
                                  --------     --------       -------        -------        --------
  Net cash used in investing
    activities..................   (10,978)      (1,908)         (754)            --         (13,640)
                                  --------     --------       -------        -------        --------
  Cash flows from financing
    activities:
    Net proceeds from (payments
       on) short-term debt......    18,121         (352)          435             --          18,204
    Payments on long-term
       borrowings...............      (911)      (1,368)           --             --          (2,279)
    Other.......................       301           --         1,065         (1,091)            275
                                  --------     --------       -------        -------        --------
  Net cash provided by (used in)
    financing activities........    17,511       (1,720)        1,500         (1,091)         16,200
                                  --------     --------       -------        -------        --------
  Net increase (decrease) in
    cash and cash equivalents...     1,396      (11,099)         (481)            --         (10,184)
  Effect of exchange rate
    changes on cash.............        --           --          (127)            --            (127)
  Cash and cash equivalents,
    beginning of year...........      (208)      11,604           903             --          12,299
                                  --------     --------       -------        -------        --------
  Cash and cash equivalents, end
    of year.....................  $  1,188     $    505       $   295        $    --        $  1,988
                                  ========     ========       =======        =======        ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our directors and their business experience are set forth in our proxy statement for our 2002 annual meeting of stockholders (the "Proxy Statement"), under the heading "Election of Directors", and that information is incorporated herein by reference. A discussion of executive officers is included in Part I under "Executive Officers."

ITEM 11.  EXECUTIVE COMPENSATION

     A description of the compensation of our executive officers is set forth under the heading "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     A description of the security ownership of certain beneficial owners and management is set forth under the heading "Principal Stockholders"' on the Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     We have certain relationships, and have engaged in transactions, with related parties. These transactions may raise conflicts of interest and, although we do not have a formal policy to address conflicts of interest, we evaluate relationships and transactions involving conflicts of interest on a case by case basis.

     In November 1995, GS Capital Partners II, L.P., G.S. Capital Partners II Offshore, L.P., Bridge Street Fund 1995, L.P., Stone Street Fund, L.P., and Goldman Sachs & Co. Verwaltungs GmbH, each an investment partnership managed by an affiliate of The Goldman Sachs Group Ltd., purchased shares of preferred stock of aaiPharma. All outstanding shares of preferred stock were converted into aaiPharma common stock in conjunction with our public offering of common stock in September 1996. These Goldman Sachs investment partnerships own 2,276,832 shares of our common stock. Pursuant to a stockholder agreement entered into in connection with their 1995 investment, the Goldman Sachs investment partnerships have the right to designate one member of our board of directors for so long as they and their affiliates (which include Goldman, Sachs & Co.) beneficially own 10% or more of the outstanding shares of our common stock. Pursuant to the stockholders agreement, Joseph Gleberman, a managing director of Goldman, Sachs & Co., serves as one of our directors.

     In connection with the 1995 investment, we agreed that so long as the Goldman Sachs investment partnerships beneficially own 5% or more of the outstanding shares of our common stock, we will retain Goldman, Sachs & Co. or an affiliate to perform all investment banking services for us for which an investment banking firm is retained, and to serve as managing underwriter of any offering of our capital stock on customary terms, consistent with an arm's-length transaction. If we cannot agree to the terms of an engagement with Goldman, Sachs & Co. or their affiliates after good faith discussions, the agreement permits us to engage any other investment banking firm. However, Goldman, Sachs & Co. would be entitled to serve as co-managing underwriter in any underwritten offering of our capital stock.

     In addition, in that 1995 investment transaction, we granted to the Goldman Sachs investment partnerships, and other stockholders including Frederick Sancilio, James Waters and William Underwood, all current directors of aaiPharma, rights to cause us to register for sale the shares of common stock they beneficially owned at that time.

     In 1994, as part of our internal development program, we organized Endeavor Pharmaceuticals, Inc. to continue development of products that we had been developing on our own. We assigned our rights to these products to Endeavor in return for approximately 47% of Endeavor's fully diluted equity. We also entered into a contract with Endeavor to continue product development and clinical supply manufacture and granted to Endeavor, under certain circumstances, the first right to purchase additional proprietary hormone pharmaceutical products that we develop. Although this contract terminates in April 2001, Endeavor's right to purchase internally developed hormone products that we develop survives through April 2004. As the result of subsequent investment in Endeavor by third parties, including the Goldman Sachs investment partnerships, our ownership interest in Endeavor has been diluted to approximately 13% of the common stock of Endeavor outstanding on a fully diluted basis at December 31, 2001. At December 31, 2001, the Goldman Sachs investment partnerships beneficially owned approximately 13.9% of Endeavor's common stock on a fully diluted basis, while we owned 13.2%, Dr. Frederick D. Sancilio owned 0.8% and the Waters Foundation, an affiliate of James L. Waters, one of our directors, owned 0.6%. Pursuant to an agreement among the Endeavor stockholders, we have the right to designate one of the eight members of Endeavor's board of directors. David Johnston, one of our executive officers, currently serves as our designee on Endeavor's board.

     Pursuant to our product development and supply agreements with Endeavor, we had net sales to Endeavor of approximately $0.2 million in 2001, $0.7 million in 2000 and $2.8 million in 1999. These amounts were charged at our commercial rates similar to those charged to other clients. We had approximately $79,000 and $147,000 in related accounts receivable from Endeavor at December 31, 2001 and 2000, respectively. In February 2000, we purchased product rights to an estradiol product and validated manufacturing equipment from Endeavor as consideration for reducing Endeavor's outstanding receivable and work-in-progress balances. Endeavor assigned to us the rights to this estradiol product, a generic version of estradiol approved by the FDA, and the related commercialization contract between Endeavor and a third party. Under the commercialization agreement, we will be entitled to certain minimum royalties if the third party manufactures and distributes estradiol. Endeavor also sold a piece of manufacturing equipment and related accessories to us. As consideration for these product and contract rights and equipment, we agreed to reduce Endeavor's outstanding receivable balance from approximately $2.9 million, including work-in-progress, to $950,000. The terms of this transaction resulted from negotiations between Endeavor and us. We believe this transaction was fair to us based on our estimate of the value of the outstanding receivable and work-in-process balances we reduced compared to the value of the rights and equipment we acquired.

     We organized Aesgen, Inc. with an affiliate of the Mayo Clinic in 1994 and funded it in 1995 with an affiliate of the Mayo Clinic, MOVA Pharmaceutical Corporation and certain other investors. Our initial common stock investment in Aesgen was distributed to our shareholders prior to our initial public offering in 1996. As a result, our directors and executive officers beneficially own the following percentages of the fully diluted common equity of Aesgen as of January 31, 2002: Dr. Sancilio, 4.1%, Mr. Waters, 5.0% and Mr. Underwood, 0.3%. In addition, the Goldman Sachs investment partnerships own 1.8% of the fully diluted common equity of Aesgen as of January 31, 2002. In January 2001, the terms of the non-convertible, redeemable preferred stock we received in connection with our 1995 investment in Aesgen were amended to make that class of stock convertible into Aesgen common stock. In October 2001 we agreed to provide research services to Aesgen, through AAI International, in exchange for up to $1.1 million of Aesgen convertible preferred stock. Through December 31, 2001, the Company has performed $86,000 of services under the agreement but had not been issued any shares of convertible preferred stock. As of January 31, 2002, we owned approximately 3.8% of the common equity of Aesgen on a fully diluted basis. If all $1.1 million of services are performed, we expect to own 14.2% of Aesgen on a fully diluted basis.

     At the time of our 1995 investment in Aesgen, we entered into a development agreement with Aesgen. Under this agreement, we had the right to provide product development and support services to Aesgen with respect to the generic drugs being developed by Aesgen, provided that our fees for such services were comparable to those of a competitor. In addition, we were obligated not to develop for our own account or for any other person, any formulation of the generic products then under development by Aesgen. In 1996, we sold to Aesgen marketing rights to a pharmaceutical product that we were developing. Under the agreement, Aesgen paid a license fee and will pay additional royalties upon marketing the product. In December 2001 we agreed to purchase from Aesgen a number of generic product development projects including the rights to associated abbreviated new drug applications that have been filed with or approved by the FDA. In exchange for the rights to these products, we agreed to terminate the 1995 development agreement and the 1996 license agreement with Aesgen described above, and to release Aesgen from any and all liabilities owed to us under these contracts, including approximately $0.7 million of work in progress and accounts receivable. Furthermore, as a result of this transaction, we will have the right to receive royalties that were formerly payable to Aesgen by MOVA Pharmaceutical Corporation with respect to the abbreviated new drug applications we acquired from Aesgen. The terms of this transaction resulted from negotiations between Aesgen and us. We believe this transaction was fair to us.

     In February 2002, we purchased a generic injectable vitamin D product from Aesgen that we intend to market and promote under our Aquasol brand name as Aquasol D. We made an initial payment of $1.0 million for this product and agreed to make additional contingent milestone payments of up to $1.5 million and royalty payments equal to 30% of the net sales of Aquasol D, less costs incurred in its manufacture and marketing, for the eight-year period following the first commercial sale of this product.

     We recognized net revenues of approximately $86,000, $100,000, and $100,000 from Aesgen in 2001, 2000, and 1999, respectively. We had no accounts receivable or work-in-progress at December 31, 2001, and had approximately $248,000 of accounts receivable and $377,000 of work-in-progress at December 31, 2000.

     In 1999, we advanced $300,000 to Cetan Technologies, Inc., formerly PharmComm, Inc., a company whose principal stockholders include Dr. Sancilio, Mr. Waters and Mr. Underwood. The advance payment was for scanning and indexing services to be rendered by Cetan Technologies during 1999 and 2000 as required as part of our regulatory compliance and record retention policies. The services were performed by Cetan Technologies at market rates after considering the timing of the advance payment. We have engaged Cetan Technologies to perform these services since 1996 and have compensated Cetan Technologies pursuant to written agreements for the services. Cetan Technologies also provides computer validation services to us at market rates. These validation services are required for compliance with regulatory requirements. We stopped using the services of Cetan Technologies in 2001. Total payments for scanning and validations services provided to us by Cetan Technologies were approximately $277,000 in 1999, $308,000 in 2000 and $4,000 in 2001 respectively. At December
31, 2001, the $300,000 advance had been fully utilized. In addition, two of our directors serve as directors of Cetan Technologies, Inc.

     Mr. Waters and Dr. Sancilio have agreed to sell us up to a total of 242,539 shares of our common stock to provide the shares for issuance pursuant to our 1995 Stock Option Plan. Upon the exercise of a stock option awarded under the 1995 plan, we are entitled to purchase from them the same number of shares at the exercise price of the option, $8.35 per share. As of December 31, 2001, options to acquire 6,225 shares of our common stock were outstanding under our 1995 Stock Option Plan. We acquired from Mr. Waters 26,132 shares in 2001 for $218,202, 2,778 shares in 2000 for $23,296, and 3,154 shares in 1999 for
$26,336, and we acquired from Dr. Sancilio 31,940 shares in 2001 for $266,699, 3,396 shares in 2000 for $28,356, and 3,856 shares in 1999 for 32,198.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) and (2) -- The response to this portion of Item 14 is submitted as a separate section of this report and reference is hereby made to Item 8.

     (b) During the fourth quarter of 2001, we did not file any current reports on Form 8-K.

     (c) Exhibits -- A list of the exhibits required to be filed as part of this Report on Form 10-K is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

     (d) FINANCIAL STATEMENT SCHEDULE

     Schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                                  SCHEDULE II
                                 AAIPHARMA INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                       CHARGED TO
                             BALANCE AT   CHARGED TO      OTHER                      BALANCE AT
                             BEGINNING    COSTS AND    ACCOUNTS --   DEDUCTIONS --     END OF
DESCRIPTION                  OF PERIOD     EXPENSES     DESCRIBE       DESCRIBE        PERIOD
-----------                  ----------   ----------   -----------   -------------   ----------
Allowance for doubtful
  accounts
  1999.....................    $1,220       $2,935        $875(1)       $(1,916)(2)    $3,114
  2000.....................     3,114        1,713          --           (3,998)(2)       829
  2001.....................       829          970         268(3)        (1,023)(2)     1,044

------------

(1) Represents restructuring reserve usage

(2) Represents amounts written off as uncollectible accounts receivable

(3) Represents allowance on accounts assumed in acquisition

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


         /s/ FREDERICK D. SANCILIO, PH.D.              Chairman of the Board and Chief     March 6, 2002
 ------------------------------------------------             Executive Officer
           Frederick D. Sancilio, Ph.D.

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

                    SIGNATURES                                      TITLE                      DATE
                    ----------                                      -----                      ----

            /s/ FREDERICK D. SANCILIO                   Chairman of the Board, Chief       March 6, 2002
 ------------------------------------------------      Executive Officer and Director
           Frederick D. Sancilio, Ph.D.                 (Principal Executive Officer)


            /s/ WILLIAM L. GINNA, JR.                Executive Vice President and Chief    March 6, 2002
 ------------------------------------------------             Financial Officer
              William L. Ginna, Jr.


                /s/ JOHN D. HOGAN                     Controller (Principal Accounting     March 6, 2002
 ------------------------------------------------                 Officer)
                  John D. Hogan


             /s/ WILLIAM H. UNDERWOOD                   Executive Vice President and       March 6, 2002
 ------------------------------------------------                 Director
               William H. Underwood


                /s/ JOHN E. AVERY                                 Director                 March 6, 2002
 ------------------------------------------------
                  John E. Avery


             /s/ JOSEPH H. GLEBERMAN                              Director                 March 6, 2002
 ------------------------------------------------
               Joseph H. Gleberman


               /s/ KURT M. LANDGRAF                               Director                 March 6, 2002
 ------------------------------------------------
                 Kurt M. Landgraf


               /s/ JAMES G. MARTIN                                Director                 March 6, 2002
 ------------------------------------------------
              James G. Martin, Ph.D.


             /s/ RICHARD G. MORRISON                              Director                 March 6, 2002
 ------------------------------------------------
            Richard G. Morrison, Ph.D.


                 /s/ JOHN M. RYAN                                 Director                 March 6, 2002
 ------------------------------------------------
                   John M. Ryan


               /s/ JAMES L. WATERS                                Director                 March 6, 2002
 ------------------------------------------------
                 James L. Waters

                                 AAIPHARMA INC.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 3.1      Amended and Restated Certificate of Incorporation of the
          Company (incorporated by reference to Exhibit 3.1 to the
          Company's Quarterly Report on Form 10-Q for the quarter
          ended September 30, 1996)
 3.2      Amendment to Certificate of Incorporation dated May 24, 2000
          (incorporated by reference to Exhibit 3.2 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          2000)
 3.3      Amended By-laws of the Company (incorporated by reference to
          Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2000)
 4.1      Articles Fourth, Seventh, Eleventh and Twelfth of the form of Amended and Restated Certificate of Incorporation of the
          Company (included in Exhibit 3.1)
 4.2      Article II of the form of Restated By-laws of the Company
          (included in Exhibit 3.2)
 4.3      Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit
          4.3 to the Company's Registration Statement on Form S-1
          (Registration No. 333-5535))
10.1      Employment Agreement dated November 17, 1995 between the
          Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on
          Form S-1 (Registration No. 333-5535))
10.2      Applied Analytical Industries, Inc. 1995 Stock Option Plan
          (incorporated by reference to Exhibit 10.3 to the Company's
          Registration Statement on Form S-1 (Registration No.
          333-5535))
10.3      Applied Analytical Industries, Inc. 1997 Stock Option Plan,
          as amended on May 8, 1998, (incorporated by reference to
          Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 1998)
10.4      Stockholder Agreement dated as of November 17, 1995 among
          the Company, GS Capital Partners II, L.P., GS Capital
          Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs
          GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995,
          L.P., Noro-Moseley Partners III, L.P., Wakefield Group
          Limited Partnership, James L. Waters, Frederick D. Sancilio
          and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company's Registration
          Statement on Form S-1 (Registration No. 333-5535))
10.5      Development Agreement dated as of April 25, 1994 between the
          Company and Endeavor Pharmaceuticals Inc. (formerly,
          GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1
          (Registration No. 333-5535))
10.6      Underwriting Agreement dated September 19, 1996 between the
          Company and Goldman Sachs & Co., Cowen & Company and Lehman
          Brothers, Inc., as representatives of the underwriters
          listed on Schedule 1 thereto (incorporated by reference to
          Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1996)
10.7      Partnership Agreement dated as of October 2, 1998 between
          the Company, First Security Bank, N. A. and the Various
          Banks and Other Lending Institutions Which are Parties
          Hereto from time to time, as the Holders and as the Lenders and NationsBank, N. A. (incorporated by reference to Exhibit
          10.12 to the Company's Annual Report on Form 10-K for the
          year ended December 31, 1998)
10.8      Security Agreement dated as of October 2, 1998 between First
          Security Bank, N. A., and NationsBank, N. A. (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998)
10.9      Amendment No. 1 to the Employment Agreement dated November
          17, 1995 between the Company and Frederick D. Sancilio
          (incorporated by reference to Exhibit 10.14 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999)
10.10     Amendment and Forbearance Agreement dated August 26, 1999
          between the Company and the Bank of America, N.A.
          (incorporated by reference to Exhibit 10.15 to the Company's
          Quarterly Report on Form 10-Q for the quarter ended
          September 30, 1999)

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.11     Pledge Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to
          Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1999)
10.12     Security Agreement dated August 26, 1999 between the Company and the Bank of America, N.A. (incorporated by reference to
          Exhibit 10.17 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended September 30, 1999)
10.13     Applied Analytical Industries, Inc. 1996 Stock Option Plan,
          as amended on March 27, 2000 (incorporated by reference to
          Exhibit 10.17 to the Company's Annual Report on Form 10-K
          filed for the year ended December 31, 1999)
10.14     Second Amended and Restated Loan Agreement dated as of
          August 17, 2001 between the Company, certain subsidiaries of the Company and Bank of America, N.A. (incorporated by
          reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.15     Asset Purchase Agreement by and between AstraZeneca AB and
          NeoSan Pharmaceuticals Inc. dated as of July 25, 2001
          (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.16     Interim Supply Agreement dated as of August 17, 2001 between
          NeoSan Pharmaceuticals Inc. and AstraZeneca L.P.
          (incorporated by reference to Exhibit 2.2 to the Company's
          Current Report on Form 8-K dated August 17, 2001)
10.17     Asset Purchase Agreement dated as of December 13, 2001
          between NeoSan Pharmaceuticals Inc., Novartis
          Pharmaceuticals Corporation and Novartis Corporation
          (incorporated by reference to the Company's Current Report on Form 8-K dated August 17, 2001)
10.18     Interim Supply Agreement dated as of December 13, 2001
          between NeoSan Pharmaceuticals Inc. and Novartis
          Pharmaceuticals Corporation (incorporated by reference to
          the Company's Current Report on Form 8-K dated August 17,
          2001)
10.19     First Amendment to Second Amended and Restated Loan
          Agreement dated as of December 13, 2001 between the Company, certain subsidiaries of the Company, Bank of America, N.A.
          and the lenders party thereto.
10.20     Second Amendment to Second Amended and Restated Loan
          Agreement dated as of February 25, 2002 between the Company, certain subsidiaries of the Company, Bank of America, N.A.
          and the lenders party thereto.
10.21     Amendment No. 3 to the Participation Agreement, the Lease
          Agreement and the other Operative Agreements dated as of
          October 2, 2001 between the Company, Wells Fargo Bank
          Northwest, N.A., the lenders party thereto, and Bank of
          America, N.A.
10.22     Subscription Agreement dated as of October 19, 2001 between the Company and Aesgen, Inc.
10.23     Product Sales Agreement dated as of December 21, 2001
          between the Company and Aesgen, Inc.
10.24     Applied Analytical Industries, Inc. 2000 Stock Option Plan
          for Non-Employee Directors (incorporated by reference to
          Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q
          for the quarter ended June 30, 2001)
21        Subsidiaries of aaiPharma Inc. (incorporated by reference to
          Exhibit 21 to the Company's Annual Report on Form 10-K filed for the year ended December 31, 1999)
23        Consent of Independent Auditors
99.1      Risk Factors (incorporated by reference to Exhibit 99.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)
99.2      Additional Risk Factors