Form 10-Q
period 2002-03-31
AAIPHARMA INC
filed 2002-05-15
CIK 1013243

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding, as of April 30, 2002 was 18,237,917 shares.

                                 AAIPHARMA INC.

                               Table of Contents

The terms "Company", "Registrant" or "aaiPharma" in this Form 10-Q include aaiPharma Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.

We own the U.S. rights to the following registered and unregistered trademarks:
M.V.I.(R), Brethine(R), Darvon(R), Darvocet-N(R), ProSorb(R), NeoSan(TM) and aaiPharma(TM). We also reference trademarks owned by other companies. Prilosec(R) is a registered trademark of AstraZeneca AB and Prozac(R) is a registered trademark of Eli Lilly and Company. All references in this Form 10-Q to any of these terms lacking the "(R)" or "(TM)" symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

                                                                              Page No.
                                                                              --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         Consolidated Statements of Operations                                   3
         Consolidated Balance Sheets                                             4
         Consolidated Statements of Cash Flows                                   5
         Consolidated Statements of Comprehensive Income (Loss)                  6
         Notes to Consolidated Financial Statements                              7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                   19

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                         25

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                      25

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                              26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       26

SIGNATURES                                                                      27

EXHIBIT INDEX                                                                   28

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 AAIPHARMA INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                  2002               2001
                                                                                --------           --------
Net revenues                                                                    $ 45,620           $ 30,197
                                                                                --------           --------

Operating costs and expenses:
   Direct costs                                                                   22,224             15,449
   Selling                                                                         4,317              2,838
   General and administrative                                                      9,543              7,743
   Research and development                                                        4,477              2,342
   Direct pharmaceutical start-up costs                                               --                644
                                                                                --------           --------
                                                                                  40,561             29,016
                                                                                --------           --------

Income from operations                                                             5,059              1,181

Other expense

   Interest, net                                                                  (1,823)              (383)
   Other                                                                             134                276
                                                                                --------           --------
                                                                                  (1,689)              (107)
                                                                                --------           --------

Income before income taxes and extraordinary loss                                  3,370              1,074
Provision for income taxes                                                         1,281                258
                                                                                --------           --------

Income before extraordinary loss                                                   2,089                816
Extraordinary loss, net of a tax benefit of $2,714                                (5,339)                --
                                                                                --------           --------
Net income (loss)                                                               $ (3,250)          $    816
                                                                                ========           ========

Basic earnings (loss) per share
   Income before extraordinary loss                                             $   0.12           $   0.05
   Extraordinary loss                                                              (0.30)                --
                                                                                --------           --------
Net income (loss)                                                               $  (0.18)          $   0.05
                                                                                ========           ========
Weighted average shares outstanding                                               18,071             17,654
                                                                                ========           ========

Diluted earnings (loss) per share
   Income before extraordinary loss                                             $   0.11           $   0.05
   Extraordinary loss                                                              (0.28)                --
                                                                                --------           --------
Net income (loss)                                                               $  (0.17)          $   0.05
                                                                                ========           ========
Weighted average shares outstanding                                               19,059             17,758
                                                                                ========           ========

  The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                March 31,         December 31,
                                                                                   2002               2001
                                                                               -----------        ------------
                                                                               (Unaudited)
   ASSETS
Current assets:
   Cash and cash equivalents                                                    $   6,551           $   6,371
   Accounts receivable, net                                                        30,497              26,594
   Work-in-progress                                                                13,246              10,464
   Inventories                                                                      7,966               9,057
   Prepaid and other current assets                                                 7,146               5,972
                                                                                ---------           ---------
      Total current assets                                                         65,406              58,458
Property and equipment, net                                                        50,998              37,035
Goodwill and other intangibles, net                                               299,920              88,504
Other assets                                                                       18,085              12,289
                                                                                ---------           ---------
      Total assets                                                              $ 434,409           $ 196,286
                                                                                =========           =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

   Current maturities of long-term debt and short-term debt                     $   5,000           $      --
   Accounts payable                                                                13,426              15,444
   Customer advances                                                               13,081              13,349
   Accrued wages and benefits                                                       5,162               3,879
   Other accrued liabilities                                                        3,470               5,293
                                                                                ---------           ---------
      Total current liabilities                                                    40,139              37,965
Long-term debt, less current portion                                              319,152              78,878
Other liabilities                                                                     198                 224
Commitments and contingencies                                                          --                  --
Redeemable warrants                                                                    --               2,855
Stockholders' equity:
   Common stock                                                                        18                  18
   Paid-in capital                                                                 77,214              75,233
   Retained earnings                                                                   28               3,278
   Accumulated other comprehensive losses                                          (2,340)             (2,165)
                                                                                ---------           ---------
      Total stockholders' equity                                                   74,920              76,364
                                                                                ---------           ---------
      Total liabilities and stockholders' equity                                $ 434,409           $ 196,286
                                                                                =========           =========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                  2002               2001
                                                                                ---------           -------
Cash flows from operating activities:

  Income before extraordinary loss                                              $   2,089           $   816
  Adjustments to reconcile income before extraordinary loss to net cash used in operating activities
    Depreciation and amortization                                                   1,801             1,796
    Other                                                                              78              (145)
    Changes in operating assets and liabilities:
      Trade and other receivables                                                  (3,951)           (1,238)
      Work-in-progress                                                             (2,850)             (200)
      Inventories                                                                   1,082             1,172
      Prepaid and other assets                                                    (14,118)             (519)
      Accounts payable                                                             (1,991)           (2,475)
      Customer advances                                                              (222)             (725)
     Accrued wages and benefits and other accrued liabilities                      (1,523)              832
                                                                                ---------           -------
Net cash used in operating activities                                             (19,605)             (686)
                                                                                ---------           -------

Cash flows from investing activities:

  Purchases of property and equipment                                              (1,549)           (1,038)
  Purchase of property and equipment previously leased                            (14,145)               --
  Proceeds from sales of property and equipment                                        --             3,050
  Acquisitions                                                                   (211,772)               --
  Other                                                                                 2               (76)
                                                                                ---------           -------
Net cash (used in) provided by investing activities                              (227,464)            1,936
                                                                                ---------           -------

Cash flows from financing activities:

  Net proceeds from (payments on) short-term borrowings                             5,000              (679)
  Proceeds from long-term borrowings                                              240,274                --
  Payments on long-term borrowings                                                     --              (182)
  Issuance of common stock                                                          1,980                38
  Other                                                                                10                 9
                                                                                ---------           -------
Net cash provided by (used in) financing activities                               247,264              (814)
                                                                                ---------           -------

Net increase in cash and cash equivalents                                             195               436
Effect of exchange rate changes on cash                                               (15)               (6)
Cash and cash equivalents, beginning of year                                        6,371             1,225
                                                                                ---------           -------
        Cash and cash equivalents, end of year                                  $   6,551           $ 1,655
                                                                                =========           =======

Supplemental information, cash paid for:

  Interest                                                                      $   1,776           $   245
                                                                                =========           =======
  Income taxes                                                                  $   1,687           $     8
                                                                                =========           =======

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                  Three Months Ended
                                                                                        March 31,
                                                                                -----------------------
                                                                                 2002              2001
                                                                                -------           -----
Net income (loss)                                                               $(3,250)          $ 816
Currency translation adjustments                                                   (175)           (766)
Unrealized gain on investments                                                       --              69
                                                                                -------           -----
Comprehensive income (loss)                                                     $(3,425)          $ 119
                                                                                =======           =====

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial information as of December 31, 2001 has been derived from audited financial statements; certain amounts from the three months ended March 31, 2001 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 specifically addresses revenue recognition issues related to certain upfront payments or fees. Under SAB 101, certain upfront fees and payments recognized as income in prior periods are required to be deferred and amortized into revenue over the terms of the relevant agreements or as the on-going services are performed. In the first quarter of 2002 and 2001, the Company recognized $305,000 and $228,000, respectively, of revenue related to the amortization of these deferred amounts.

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but must be reviewed at least annually for impairment. SFAS No. 142 also states that goodwill and intangible assets acquired after June 30, 2001 should not be amortized. The statement was effective for fiscal years beginning after December 15, 2001. The Company has adopted SFAS No. 142 in fiscal year 2002 and is in the process of assessing the impact that it will have on the results of its operations and consolidated financial position.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 provides guidance and addresses significant implementation questions on the accounting for the impairment or disposal of long-lived assets. The statement was effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated results of operations, financial position or cash flows.

2.       EARNINGS (LOSS) PER SHARE

The following table provides a reconciliation of the denominators for the basic and fully diluted earnings per share computations (in thousands):

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                ----------------------
                                                                                 2002            2001
                                                                                ------          ------
Basic earnings (loss) per share:

  Weighted average number of shares                                             18,071          17,654
Effect of dilutive securities:
  Stock options                                                                    988             104
                                                                                ------          ------
Diluted earnings (loss) per share:
   Adjusted weighted average number of shares
      and assumed conversions                                                   19,059          17,758
                                                                                ======          ======

3.       FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA (IN
         THOUSANDS)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                ---------------------------
                                                                                  2002               2001
                                                                                --------           --------
NET REVENUES:

Product sales                                                                   $ 20,177           $  2,454
Product development                                                                2,135              3,731
                                                                                --------           --------
                                                                                  22,312              6,185
                                                                                --------           --------
Research revenues:
   Non-clinical                                                                   16,877             17,244
   Clinical                                                                        6,431              6,768
                                                                                --------           --------
                                                                                  23,308             24,012
                                                                                --------           --------
                                                                                $ 45,620           $ 30,197
                                                                                ========           ========

United States                                                                   $ 43,349           $ 26,864
Germany                                                                            3,624              3,762
Other                                                                                199                310
Less intercompany                                                                 (1,552)              (739)
                                                                                --------           --------
                                                                                $ 45,620           $ 30,197
                                                                                ========           ========

INCOME (LOSS) FROM OPERATIONS:

Product sales                                                                   $  9,474           $   (123)
Product development                                                               (2,210)             1,452
                                                                                --------           --------
                                                                                   7,264              1,329
                                                                                --------           --------
Research revenues:
  Non-clinical                                                                       808              3,007
  Clinical                                                                           432                117
                                                                                --------           --------
                                                                                   1,240              3,124
                                                                                --------           --------

Corporate                                                                         (3,445)            (3,272)
                                                                                --------           --------
                                                                                $  5,059           $  1,181
                                                                                ========           ========

United States                                                                   $  5,077           $    963
Germany                                                                               76                305
Other                                                                                (94)               (87)
                                                                                --------           --------
                                                                                $  5,059           $  1,181
                                                                                ========           ========

                                                                                March 31,        December 31,
                                                                                  2002               2001
                                                                                ---------        ------------
TOTAL ASSETS:

Product sales                                                                   $348,453           $106,001
Product development                                                                4,614              7,832
Research revenues                                                                 47,849             55,555
Corporate                                                                         33,493             27,358
                                                                                --------           --------
                                                                                $434,409           $196,746
                                                                                ========           ========

United States                                                                   $415,577           $176,978
Germany                                                                           17,806             18,794
Other                                                                              1,026                974
                                                                                --------           --------
                                                                                $434,409           $196,746
                                                                                ========           ========

4.       TRANSACTIONS WITH RELATED PARTIES

The Company has revenue, accounts receivables and work-in-progress with Aesgen, Inc. ("Aesgen") and Endeavor Pharmaceuticals, Inc. ("Endeavor"). Both Endeavor and Aesgen were organized by aaiPharma Inc. and its principal shareholders and continue to be related parties. Revenues recognized from Aesgen and Endeavor totaled $418,000 and $122,000 for the three months ended March 31, 2002 and 2001, respectively. At March 31, 2002, we had no accounts receivable or work-in-progress related to Aesgen, and had approximately $376,000 of accounts receivable and work-in-progress related to Endeavor.

5.       DEBT

                                                                                March 31,        December 31,
                                                                                  2002               2001
                                                                                ---------        ------------
                                                                                      (In thousands)
Current maturities of long-term debt                                            $  5,000           $     --
                                                                                ========           ========

The following table presents the components of long-term debt:

                                                                                March 31,        December 31,
                                                                                  2002               2001
                                                                                ---------        ------------
                                                                                      (In thousands)
U.S. bank term loan                                                             $100,000           $ 78,000
U.S. revolving credit facility                                                    49,400                 --
11% Senior Subordinated Notes due 2010                                           173,856                 --
Obligations under asset purchase agreement                                           896                878
Less current maturities of long-term debt                                         (5,000)                --
                                                                                --------           --------
     Total long-term debt due after one year                                    $319,152           $ 78,878
                                                                                ========           ========

On March 28, 2002, the Company entered into a new $175 million senior secured credit facility consisting of a $75.0 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term, with amortization of $5.0 million, $15.0 million, $20.0 million, $25.0 million and $35.0 million, respectively, in years one through five. The availability of borrowings under the revolving credit facility is not limited by a borrowing base. The new senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at the Company's option. Such facilities are guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The new senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. These new senior credit facilities may be prepaid at any time without a premium.

On March 28, 2002, the Company issued $175 million of senior subordinated notes due April 1, 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. These notes have a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all existing domestic subsidiaries and all future domestic subsidiaries which are owned 80% or more by the Company. The notes are not secured. Prior to the third anniversary of the date of issuance of the notes, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of the new senior credit facilities first require repayment of all of the indebtedness under these facilities before repurchase of any of the notes. On or after the fourth anniversary of the date of issuance of the notes, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%.

On March 28, 2002, the Company entered into an interest rate swap agreement to effectively convert interest rate expense on $140 million of senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus 4.78%. On March 31, 2002, 6-month LIBOR was 2.33%.

Under the terms of the senior secured credit facility and the senior subordinated notes, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurring additional indebtedness. The Company was in compliance with the covenants at March 31, 2002.

6.       ACQUISITION

On March 28, 2002, the Company acquired the U.S. rights to the Darvon and Darvocet-N branded product lines, which treat mild to moderate pain, and existing inventory from Eli Lilly and Company, in a business combination accounted for as a purchase. The Company acquired these product lines and related intangible assets for $211.4 million. To finance this acquisition, which included $1.8 million of inventory, the Company used the proceeds from the senior secured credit facilities and senior subordinated notes, as described in note 5. Due to the timing of the acquisition, no revenues from the sale of these products were included in the Company's results of operations for the first quarter of 2002. The Darvon and Darvocet-N product lines did not have separable assets and liabilities associated with them, other than inventory, therefore the Company will allocate the purchase price, including acquisition related expenses, to acquired identifiable assets, with the excess of the purchase price over the identifiable intangible assets recorded as goodwill.
The Company is in the process of finalizing this valuation. Based on preliminary allocations, $55 million of intangible assets have been identified and will be amortized over 20 years. The excess of the purchase price over identifiable intangible assets will be classified as goodwill, which is not subject to amortization.

The following unaudited pro forma consolidated financial information reflects the results of operations for the three months ended March 31, 2002 and 2001 as if the above acquisition had occurred on January 1, 2001.

                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                -------------------------
                                                                                 2002               2001
                                                                                -------           -------
                                                                                  (In thousands, except
                                                                                      per share data)
Net revenues                                                                    $55,352           $47,162
Income before extraordinary loss                                                  2,618             3,055
Net income (loss)                                                                (2,722)            3,055
Basic earnings (loss) per share:
     Income before extraordinary loss                                           $  0.14           $  0.17
     Net income (loss)                                                          $ (0.15)          $  0.17
Diluted earnings (loss) per share:

     Income before extraordinary loss                                           $  0.14           $  0.17
     Net income (loss)                                                          $ (0.14)          $  0.17

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions taken place on January 1, 2001. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

As previously reported, the Company completed the acquisition of the M.V.I. and Aquasol branded product lines in August 2001, and the acquisition of the Brethine branded product line in December 2001. Revenues from the sales of these products are included in the Company's results of operations beginning on their acquisition dates.

7.       EXTRAORDINARY LOSS

In March 2002, the Company recorded a charge of $5.3 million, net of a tax benefit of $2.7 million, to record the write-off of deferred financing and other costs related to its prior debt facilities and redeemable warrants.

8.       FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

In the first quarter of 2002, the Company issued senior subordinated notes which are guaranteed by the Company's subsidiaries.

The following presents condensed consolidating financial information for the Company, segregating: (1) aaiPharma Inc., which issued the Notes (the "Issuer"); (2) the domestic subsidiaries, which guarantee the Notes (the "Guarantor Subsidiaries"); and (3) all other subsidiaries (the "Non-Guarantor Subsidiaries"). The guarantor subsidiaries are wholly owned direct subsidiaries of the Company and their guarantees are full, unconditional and joint and several. Wholly owned subsidiaries are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and inter-company balances and transactions.

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

                                                                            Three Months Ended March 31, 2002
                                                          -------------------------------------------------------------------------
                                                                                           Non-
                                                                         Guarantor      Guarantor
                                                          Issuer        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                          -------       ------------   ------------    ------------    ------------
Net revenues                                              $16,737         $26,612         $ 3,823         $(1,552)        $45,620
Equity earnings from subsidiaries                           1,757              --              --          (1,757)             --
                                                          -------         -------         -------         -------         -------
                       Total revenues                      18,494          26,612           3,823          (3,309)         45,620

Operating costs and expenses:
   Direct costs                                            10,260          10,960           2,556          (1,552)         22,224
   Selling                                                  1,692           2,228             397              --           4,317
   General and administrative                               6,045           2,610             888              --           9,543
   Research and development                                   247           4,230              --              --           4,477
                                                          -------         -------         -------         -------         -------
                                                           18,244          20,028           3,841          (1,552)         40,561
                                                          -------         -------         -------         -------         -------
Income (loss) from operations                                 250           6,584             (18)         (1,757)          5,059

Other income (expense):
   Interest, net                                             (113)         (1,713)              3              --          (1,823)
   Net intercompany interest                                 (564)            625             (61)             --              --
   Other                                                      107             (12)             39              --             134
                                                          -------         -------         -------         -------         -------
                                                             (570)         (1,100)            (19)             --          (1,689)
                                                          -------         -------         -------         -------         -------

Income (loss) before income taxes
  and extraordinary loss                                     (320)          5,484             (37)         (1,757)          3,370
Provision for income taxes                                  1,281              --              --              --           1,281
                                                          -------         -------         -------         -------         -------

Income (loss) before extraordinary loss                    (1,601)          5,484             (37)         (1,757)          2,089
Extraordinary loss                                         (1,649)         (3,690)             --              --          (5,339)
                                                          -------         -------         -------         -------         -------

Net income (loss)                                         $(3,250)        $ 1,794         $   (37)        $(1,757)        $(3,250)
                                                          =======         =======         =======         =======         =======

                                                                            Three Months Ended March 31, 2001
                                                          -------------------------------------------------------------------------
                                                                                           Non-
                                                                         Guarantor      Guarantor
                                                          Issuer        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                          -------       ------------   ------------    ------------    ------------
Net revenues                                              $15,058         $11,806         $ 4,072         $  (739)        $30,197
Equity earnings from subsidiaries                           2,229              --              --          (2,229)             --
                                                          -------         -------         -------         -------         -------
                       Total revenues                      17,287          11,806           4,072          (2,968)         30,197
Operating costs and expenses:
   Direct costs                                             8,463           5,099           2,626            (739)         15,449
   Selling                                                  1,861             696             281              --           2,838
   General and administrative                               4,917           1,880             946              --           7,743
   Research and development                                   879           1,463              --              --           2,342
   Direct pharmaceutical start-up costs                        --             644              --              --             644
                                                          -------         -------         -------         -------         -------
                                                           16,120           9,782           3,853            (739)         29,016
                                                          -------         -------         -------         -------         -------
Income (loss) from operations                               1,167           2,024             219          (2,229)          1,181

Other income (expense):
   Interest, net                                             (216)              1            (168)             --            (383)
   Net intercompany interest                                   --              --              --              --              --
   Other                                                      123              14             139              --             276
                                                          -------         -------         -------         -------         -------
                                                              (93)             15             (29)             --            (107)
                                                          -------         -------         -------         -------         -------

Income (loss) before income taxes                           1,074           2,039             190          (2,229)          1,074
Provision for income taxes                                    258              --              --              --             258
                                                          -------         -------         -------         -------         -------

Net income (loss)                                         $   816         $ 2,039         $   190         $(2,229)        $   816
                                                          =======         =======         =======         =======         =======

                                                                                      March 31, 2002
                                                          -------------------------------------------------------------------------
                                                                                           Non-
                                                                         Guarantor      Guarantor
                                                          Issuer        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                          -------       ------------   ------------    ------------    ------------
     ASSETS
Current assets:
   Cash and cash equivalents                              $  5,982        $    147        $   422       $     --         $  6,551
   Accounts receivable, net                                 16,184          12,321          1,992             --           30,497
   Work-in-progress                                          4,489           4,572          4,185             --           13,246
   Inventories                                               2,535           4,922            509             --            7,966
   Prepaid and other current assets                          2,630           4,294            222             --            7,146
                                                          --------        --------        -------       --------         --------
      Total current assets                                  31,820          26,256          7,330             --           65,406
Investments in and advances to subsidiaries                 66,061         (46,202)            --        (19,859)              --
Property and equipment, net                                 41,651           5,832          3,515             --           50,998
Goodwill and other intangibles, net                          1,036         290,978          7,906             --          299,920
Other assets                                                 6,806          11,198             81             --           18,085
                                                          --------        --------        -------       --------         --------
      Total assets                                        $147,374        $288,062        $18,832       $(19,859)        $434,409
                                                          ========        ========        =======       ========         ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and               $     --        $  5,000        $    --       $     --         $  5,000
    short-term debt
   Accounts payable                                          4,627           7,460          1,339             --           13,426
   Customer advances                                         3,598           6,945          2,538             --           13,081
   Accrued wages and benefits                                2,955           1,234            973             --            5,162
   Other accrued liabilities                                  (572)          4,324            227           (509)           3,470
                                                          --------        --------        -------       --------         --------
      Total current liabilities                             10,608          24,963          5,077           (509)          40,139
Long-term debt, less current portion                        49,400         269,752             --             --          319,152
Other liabilities                                              198              --             --             --              198
Investments in and advances to subsidiaries                 54,178         (58,279)         3,592            509               --
Redeemable warrants                                             --              --             --             --               --
Stockholders' equity                                        32,990          51,626         10,163        (19,859)          74,920
                                                          --------        --------        -------       --------         --------
      Total liabilities and stockholders' equity          $147,374        $288,062        $18,832       $(19,859)        $434,409
                                                          ========        ========        =======       ========         ========

                                                                                    December 31, 2001
                                                          -------------------------------------------------------------------------
                                                                                           Non-
                                                                         Guarantor      Guarantor
                                                          Issuer        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                          -------       ------------   ------------    ------------    ------------
     ASSETS
Current assets:
   Cash and cash equivalents                              $  5,301        $    154        $   916       $     --         $  6,371
   Accounts receivable, net                                 13,189           8,415          2,690          2,300           26,594
   Work-in-progress                                          3,871           5,099          3,794         (2,300)          10,464
   Inventories                                               2,955           5,584            518             --            9,057
   Prepaid and other current assets                          3,081           2,640            251             --            5,972
                                                          --------        --------        -------       --------         --------
      Total current assets                                  28,397          21,892          8,169             --           58,458
Investments in and advances to subsidiaries                 66,061         (46,202)            --        (19,859)              --
Property and equipment, net                                 27,724           5,841          3,470             --           37,035
Goodwill and other intangibles, net                          1,071          79,383          8,050             --           88,504
Other assets                                                 7,372           4,836             81             --           12,289
                                                          --------        --------        -------       --------         --------
      Total assets                                        $130,625        $ 65,750        $19,770       $(19,859)        $196,286
                                                          ========        ========        =======       ========         ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and
      short-term debt                                     $     --        $     14        $    --       $    (14)        $     --
   Accounts payable                                          3,626          10,236          1,582             --           15,444
   Customer advances                                         3,883           6,874          2,592             --           13,349
   Accrued wages and benefits                                2,040             958            881             --            3,879
   Other accrued liabilities                                 2,821           2,572            302           (402)           5,293
                                                          --------        --------        -------       --------         --------
      Total current liabilities                             12,370          20,654          5,357           (416)          37,965
Long-term debt, less current portion                            --          78,878             --             --           78,878
Other liabilities                                              224              --             --             --              224
Investments in and advances to subsidiaries                 79,157         (83,625)         4,052            416               --
Redeemable warrants                                          2,855                                                          2,855
Stockholders' equity                                        36,019          49,843         10,361        (19,859)          76,364
                                                          --------        --------        -------       --------         --------
      Total liabilities and stockholders' equity          $130,625        $ 65,750        $19,770       $(19,859)        $196,286
                                                          ========        ========        =======       ========         ========

                                                                            Three Months Ended March 31, 2002
                                                            -----------------------------------------------------------------------
                                                                                             Non-
                                                                           Guarantor      Guarantor
                                                             Issuer       Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                            --------      ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Income (loss) before extraordinary loss                   $ (1,601)       $   5,484        $ (37)       $(1,757)       $   2,089
  Adjustments to reconcile income (loss) before
      extraordinary loss to net cash provided by
      (used in) operating activities:
    Depreciation and amortization                              1,047              519          235             --            1,801
    Other                                                          2               11           65             --               78
    Changes in operating assets and liabilities:
      Trade and other receivables                             (2,995)          (1,606)         650             --           (3,951)
      Work-in-progress                                          (619)          (1,772)        (459)            --           (2,850)
      Inventories                                                420              662           --             --            1,082
      Prepaid and other assets                                 1,019          (15,159)          22             --          (14,118)
      Accounts payable                                         1,001           (2,777)        (215)            --           (1,991)
      Customer advances                                         (284)              70           (8)            --             (222)
      Accrued wages and benefits and other accrued
        liabilities                                           (5,361)           3,834          111           (107)          (1,523)
      Intercompany receivables and payables                  (28,387)          26,998         (461)         1,850               --
                                                            --------        ---------        -----        -------        ---------
Net cash (used in) provided by operating activities          (35,758)          16,264          (97)           (14)         (19,605)
                                                            --------        ---------        -----        -------        ---------

Cash flows from investing activities:
  Purchases of property and equipment                        (14,943)            (345)        (406)            --          (15,694)
  Acquisitions                                                    --         (211,772)          --             --         (211,772)
  Other                                                            2               --           --             --                2
                                                            --------        ---------        -----        -------        ---------
Net cash used in investing activities                        (14,941)        (212,117)        (406)            --         (227,464)
                                                            --------        ---------        -----        -------        ---------
Cash flows from financing activities:
  Net payments on short-term debt                                 --            5,000           --             --            5,000
  Proceeds from long-term borrowings                          49,400          190,874           --             --          240,274
  Payments on long-term borrowings                                --              (14)          --             14               --
  Issuance of common stock                                     1,980               --           --             --            1,980
  Other                                                           --              (14)          24             --               10
                                                            --------        ---------        -----        -------        ---------
Net cash provided by financing activities                     51,380          195,846           24             14          247,264
                                                            --------        ---------        -----        -------        ---------

Net increase (decrease) in cash and cash equivalents             681               (7)        (479)            --              195
Effect of exchange rate changes on cash                           --               --          (15)            --              (15)
Cash and cash equivalents, beginning of year                   5,301              154          916             --            6,371
                                                            --------        ---------        -----        -------        ---------
        Cash and cash equivalents, end of period            $  5,982        $     147        $ 422        $    --        $   6,551
                                                            ========        =========        =====        =======        =========

                                                                                 Three Months Ended March 31, 2001
                                                                 -------------------------------------------------------------------
                                                                                                Non-
                                                                              Guarantor      Guarantor
                                                                  Issuer     Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                                 -------     ------------  ------------  ------------   ------------
Cash flows from operating activities:
  Net income (loss)                                              $   816        $ 2,039        $ 190        $(2,229)       $   816
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                                  1,226            246          324             --          1,796
    Other                                                           (100)           (68)          23             --           (145)
    Changes in operating assets and liabilities:
      Trade and other receivables                                  1,507         (2,888)         143             --         (1,238)
      Work-in-progress                                                 6            512         (718)            --           (200)
      Inventories                                                  1,059             11          102             --          1,172
      Prepaid and other assets                                      (209)          (219)         (91)            --           (519)
      Accounts payable                                            (1,338)        (1,348)         211             --         (2,475)
      Customer advances                                             (276)          (440)          (9)            --           (725)
      Accrued wages and benefits and other accrued
         liabilities                                                 173            404          255             --            832
      Intercompany receivables and payables                       (3,934)         1,802          (97)         2,229             --
                                                                 -------        -------        -----        -------        -------
Net cash (used in) provided by operating activities               (1,070)            51          333             --           (686)
                                                                 -------        -------        -----        -------        -------

Cash flows from investing activities:
  Purchases of property and equipment                               (352)          (187)        (499)            --         (1,038)
  Proceeds from sales of property and equipment                    2,758            293           (1)            --          3,050
  Other                                                              (76)            --           --             --            (76)
                                                                 -------        -------        -----        -------        -------
Net cash provided by (used in) investing activities                2,330            106         (500)            --          1,936
                                                                 -------        -------        -----        -------        -------

Cash flows from financing activities:
  Net payments on short-term debt                                   (900)            --          221             --           (679)
  Payments on long-term borrowings                                  (167)           (15)          --             --           (182)
  Issuance of common stock                                            38             --           --             --             38
  Other                                                               69            (24)         (36)            --              9
                                                                 -------        -------        -----        -------        -------
Net cash (used in) provided by financing activities                 (960)           (39)         185             --           (814)
                                                                 -------        -------        -----        -------        -------

Net increase in cash and cash equivalents                            300            118           18             --            436
Effect of exchange rate changes on cash                               --             --           (6)            --             (6)
Cash and cash equivalents, beginning of year                         639            497           89             --          1,225
                                                                 -------        -------        -----        -------        -------
        Cash and cash equivalents, end of period                 $   939        $   615        $ 101        $    --        $ 1,655
                                                                 =======        =======        =====        =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our quarterly results have been, and we expect them to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, the commencement, completion or cancellation of large contracts, demand for our pharmaceutical product lines, ability of contract manufacturers to supply conforming products on a timely basis, costs and results of ongoing and future litigation by and against us, progress of ongoing contracts, amounts recognized for licensing and royalty revenues, timing and amounts of start-up expenses for new facilities, timing and level of research and development expenditures, and changes in the mix of services. Because a large percentage of our operating costs are relatively fixed, variations in the timing and progress of large contracts, changes in the demand for our services and products, or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect quarterly results. Accordingly, we believe that comparisons of our quarterly financial results may not be meaningful.

RESULTS OF OPERATIONS:

The following table presents the net revenues for each of our business units and our consolidated expenses and net income (loss) and each item expressed as a percentage of consolidated net revenues:

                                                                          Three Months Ended March 31,
                                                            ---------------------------------------------------------
                                                                     2002                              2001
                                                            -----------------------           -----------------------
                                                                             (dollars in thousands)
Net revenues:
    Product sales                                           $ 20,177             44%          $  2,454              8%
    Product development                                        2,135              5%             3,731             12%
                                                            --------            ---           --------            ---
                                                              22,312             49%             6,185             20%
                                                            --------            ---           --------            ---
    Research revenues:
        Non-clinical                                          16,877             37%            17,244             57%
        Clinical                                               6,431             14%             6,768             23%
                                                            --------            ---           --------            ---
                                                              23,308             51%            24,012             80%
                                                            --------            ---           --------            ---
                                                            $ 45,620            100%          $ 30,197            100%
                                                            ========            ===           ========            ===

Direct costs                                                $ 22,224             49%          $ 15,449             51%
Selling                                                        4,317              9%             2,838              9%
General and administrative                                     9,543             21%             7,743             26%
Research and development                                       4,477             10%             2,342              8%
Direct pharmaceutical start-up costs                              --              0%               644              2%
Income from operations                                         5,059             11%             1,181              4%
Interest, net                                                 (1,823)            -4%              (383)            -1%
Provision for income taxes                                     1,281              3%               258              1%
Net income (loss)                                             (3,250)            -7%               816              3%

FIRST QUARTER 2002 COMPARED TO FIRST QUARTER 2001

Our net revenues for the quarter ended March 31, 2002 increased 51% to $45.6 million, from $30.2 million in the first quarter of 2001. Net revenues from product sales increased to $20.2 million in 2002, from $2.5 million in 2001, due to sales of our M.V.I., Aquasol and Brethine products, which we acquired in the second half of 2001. Because these acquired product lines will contribute revenues for the full year ending December 31, 2002, we have planned for significantly increased net revenues and expense from these product lines for 2002. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $3.0 million and $2.5 million to net revenues from product sales in the first quarters of 2002 and 2001, respectively.

Net revenues from product development decreased 43% in 2002 to $2.1 million, from $3.7 million in 2001, primarily due to a decrease in product development revenues under our significant development agreement, from $2.6 million in the first quarter of 2001 to $1.3 million in the first quarter of 2002, as described in our Form 10-K for the fiscal year ended December 31, 2001. We expect product development revenues to be significantly higher on a quarterly basis over the remainder of the year.

Net revenues from our research revenues business decreased 3% in 2002 to $23.3 million, from $24.0 million in 2001. Non-clinical research revenues decreased by 2% in 2002 to $16.9 million, a decrease of $0.3 million over the prior year, due primarily to a lower level of fee-for-service revenues under our significant development agreement. This amount decreased from $2.1 million in the first quarter of 2001 to $1.3 million in the first quarter of 2002. Clinical research revenues decreased by 5% in 2002 to $6.4 million, from $6.8 million in 2001. This decrease was primarily attributable to lower than expected revenues in our U.S. clinical operations.

Gross margin dollars, or net revenues less direct costs, increased $8.7 million, or 59%, to $23.4 million, from $14.7 million in 2001, reflecting the benefit from our increased product sales revenues in 2002 over the prior year. As a percentage of net revenues, gross margin dollars increased to 51% in 2002 from 49% in 2001. The higher margins generated by our product sales business were partially offset by decreases in product development revenues, which have no associated costs, and a lower gross margin percentage from our research revenues business, reflecting a decrease in higher margin fee-for-service revenues under our significant development agreement.

Selling expenses increased 52% in 2002 to $4.3 million, from $2.8 million in 2001. This increase is primarily due to additional selling expenses incurred by our product sales business associated with marketing and promoting our new products, maintaining and enhancing distribution channels, and developing our product sales force. As a percentage of net revenues, selling expenses in the first quarter of 2002 remained consistent with the first quarter of 2001.

General and administrative costs increased 23% in 2002 to $9.5 million, from $7.7 million in 2001. This increase was primarily due to expenses related to the management of our product sales business. As a percentage of net revenues, general and administrative expenses in the first quarter of 2002 decreased to 21%, from 26% in the first quarter of 2001, a trend that we expect to continue throughout the year.

Research and development expenses were approximately 10% of net revenues, or $4.5 million, in 2002, an increase from 8% of net revenues, or $2.3 million, in 2001. This increase is primarily attributable to clinical trials started in the first quarter of 2002 for our ProSorb-D pain management product. In general, we target annual research and development expenses to be approximately 8% to 10% of our estimated net revenues.

There were no direct pharmaceutical start-up costs recorded in the first quarter of 2002, as compared to $0.6 million in the first quarter of 2001. These costs were incurred prior to our acquisition of any pharmaceutical product lines in 2001 and were expensed as incurred.

Net interest expense increased to $1.8 million in 2002, from $0.4 million in 2001. This $1.4 million increase is primarily attributable to the term loan borrowings that funded our M.V.I., Aquasol and Brethine product line acquisitions in the second half of 2001. We have planned for significantly higher net interest expense in 2002, arising from the debt incurred to fund these acquisitions and our acquisition of the Darvon and Darvocet-N product lines on March 28, 2002.

Income from operations was $5.1 million in 2002, or $3.9 million higher than the prior year. This increase is primarily attributable to the expansion of our product sales business. This increase was partially offset by decreases in product development revenues from our significant development agreement and decreases in our research revenues business caused by the changing mix of revenues in that business.

Income from operations for our product sales business was $9.5 million in the first quarter of 2002, compared to a loss from operations of ($0.1) million in the prior year. This increase is attributable to the revenues from our M.V.I., Aquasol and Brethine product lines, which we acquired in the second half of 2001.

The loss from operations for our product development business was $2.2 million in 2002, compared to income from operations of $1.5 million in 2001. This change resulted from the lower revenue from our significant development agreement, combined with the increased research and development spending. We do not expect this lower revenue trend to continue throughout the year.

We recorded income from operations for our research revenues business of $1.2 million in 2002, compared to $3.1 million in 2001. This decrease is primarily due to the decline in fee-for-service revenues under our significant development agreement, as described above.

Unallocated corporate expenses increased by 5% in 2002 to $3.4 million, from $3.3 million in 2001. This higher level was attributable to additions to our corporate infrastructure to accommodate the expansion of our overall business. As a percentage of net revenues, unallocated corporate expenses in the first quarter of 2002 decreased to 8%, from 11% in the first quarter of 2001.

We recorded a tax provision of $1.3 million in 2002, based on an effective tax rate of 38%. This rate is approximately equal to the statutory rate. Our effective tax rate for the first quarter of 2001 was 24%, which reflected the utilization of tax loss-carryforwards generated by our European operations.

In March 2002, we recorded a charge of $5.3 million, net of a tax benefit of $2.7 million, to record the write-off of deferred financing and other costs related to our prior debt facilities and redeemable warrants.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow used in operations in the first quarter of 2002 was $19.6 million, up from $0.7 million in the first quarter of 2001. This increase was primarily due to an increase of $16.5 million in assets related to the Darvon and Darvocet-N product acquisitions in late March 2002.

Cash used in investing activities was $227.5 million in the first quarter of 2002. This included $210.8 million related to our acquisition of the Darvon and Darvocet-N branded product lines as further described below, and $14.1 million for the purchase of assets formerly covered by our tax retention operating lease, including our corporate headquarters in Wilmington, N.C. and a laboratory and clinical facility in Chapel Hill, N.C.

Cash provided by financing activities during the first quarter of 2002 was $247.3 million, primarily representing net proceeds of $245.3 million in additional borrowings under our new debt facilities, as described below, and $2.0 million of cash proceeds from the exercise of stock options.

In March 2001, we completed a sale/leaseback transaction on manufacturing equipment, which provided cash of $3.1 million. The lease has a five-year term and requires payments of approximately $0.6 million annually.

On March 28, 2002, we acquired the U.S. rights to the Darvon and Darvocet-N branded product lines and existing inventory from Eli Lilly and Company for $211.4 million in cash, subject to reduction based on the net sales of these products before and after the closing of the acquisition. In connection with the acquisition, we entered into new $175 million senior credit facilities, issued $175 million of senior subordinated notes due 2010, repaid all $78 million of borrowings outstanding under our prior senior credit facilities, and terminated our tax retention operating lease and purchased the underlying properties.

Our new $175 million senior secured credit facilities consist of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term, with amortization of $5 million, $15 million, $20 million, $25 million and $35 million, respectively, in years one through five. The availability of borrowings under our revolving credit facility is not limited by a borrowing base. Our new senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at our option. Such facilities are guaranteed by all of our domestic subsidiaries and secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries, and 65% of the stock of our material foreign subsidiaries. Our new senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. Under the terms of the credit agreement for our new senior credit facilities, we are required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. These new senior credit facilities may be prepaid at our option at any time without a premium.

On March 28, 2002, we issued $175 million of senior subordinated unsecured notes due 2010. These notes have a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. Prior to March 28, 2005, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our new senior credit facilities require us to first repay all of the indebtedness under these facilities before we could repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness.

On March 28, 2002, we entered into an interest rate swap agreement to effectively convert our interest rate on $140 million of our senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus 4.78%. On March 31, 2002, 6-month LIBOR was 2.33%.

Our liquidity needs increased significantly during the first quarter of 2002 and have increased further following our acquisition of the Darvon and Darvocet-N product lines. After giving effect to our completed branded product line acquisitions, our annual net interest expense may exceed $30 million in 2002. We will make $2 million in payments in the next two years, and may have to make contingent payments in the next several years of $47 million in connection with our product line acquisitions, of which $43.5 million is potentially due in August 2004, and $5 million in connection with the purchase of our Charleston, South Carolina manufacturing facility. Additionally, we have $5 million of principal repayments due in the next twelve months under our new senior credit facilities.

On April 5, 2002, we filed a Registration Statement on Form S-1, proposing to sell 1.5 million shares of our common stock to the public. An additional 1.1 million shares are proposed to be sold by other selling stockholders. We expect to use the net proceeds from the offering to reduce the borrowings under our new senior credit facilities. We will not receive any proceeds from the shares of common stock sold by the other selling stockholders.

We believe that our new senior credit facilities and cash flow provided by operations will be sufficient to fund near-term growth and fund our guaranteed and contingent payment obligations arising from our acquisitions. We may require additional financing to pursue other acquisition opportunities or for other reasons. We may from time to time seek to obtain additional funds through the public or private issuance of equity or debt securities. While we remain confident that we can obtain additional financing, if necessary, we cannot assure you that additional financing, including the proposed equity financing described above, will be available or that the terms will be acceptable to us.

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

For purposes of illustration, these forward-looking statements include statements relating to the amount, timing, and use of proceeds of future issuance of equity; the sufficiency of our senior credit facilities and cash flow from operations to fund near-term growth and to fund guaranteed and contingent acquisition payment obligations; the availability of future financing, if necessary; the expected amounts owed under future contingent acquisition payment obligations; anticipated product development and research services net revenues and profitability levels and trends; expected levels of future net interest expenses; targeted research and development expenditures as a percentage of net revenues; anticipated levels of sales and general and administrative costs as a percentage of net revenues; and expected net revenues, expenses and profitability of our product sales.

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

         - We may devote significant operational and financial resources to develop products that we may never be able to successfully commercialize; o We have increased our sales and net income through a series of acquisitions of branded products, and we intend to seek more acquisition opportunities; we may have overpaid, or may overpay in the future, for a branded product line that may not produce sufficient cash flow to repay our debt, including indebtedness incurred in connection with that acquisition;

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

         - We may be unable to obtain government approval for our products or comply with government regulations relating to our business; and

         - Monthly net sales of the Darvon and Darvocet-N products that we acquired from Eli Lilly and Company decreased significantly for the five months ended March 31, 2002 compared to average monthly sales in 2001, 2000 and 1999.

We assume no obligation to update these forward-looking statements, or other statements, contained in this report. Additional factors that may cause the actual results to differ materially are discussed in Exhibit 99.1 to this report hereto and incorporated herein by reference and in our recent filings with the SEC, including, but not limited to, our Registration Statement, as amended, our Annual Report on Form 10-K filed with the SEC on March 11, 2002, including the exhibits thereof, Form 8-K reports, and other periodic filings.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change. If the exchange rate between the euro and the U.S. dollar were to change by 10%, our net income for the first quarter of 2002 would have changed by $3,000 due to the change in reported results from European operations.

We are also exposed to fluctuations in interest rates on borrowings under our senior credit facilities and on $140 million of our senior subordinated notes, due to our entering into the interest rate swap agreement discussed above. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, annual interest expense on variable rate debt would increase by approximately $1.8 million, or $450,000 per quarter.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

We are also involved in three actions centered on our omeprazole-related patents. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca. Two cases have been filed against us by Dr. Reddy's Laboratories Ltd. and Dr. Reddy's Laboratories, Inc. in the United States District Court for the Southern District of New York in July 2001 and November 2001. These plaintiffs have sought but, as of March 1, 2002 have not obtained, approval from the FDA to market a generic form of Prilosec. The plaintiffs in these cases are challenging the validity of five patents that we have obtained relating omeprazole (U.S. Patent Nos. 6,262,085, 6,262,086, 6,268,385,
6,312,712 and 6,312,723) and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. We have denied the substantive allegations made in these cases. Both cases are in the initial stages and discovery is just beginning.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On March 28, 2002, we issued $175 million of senior subordinated notes due April 1, 2010. The terms of these notes restrict our ability to pay cash dividends on shares of our common stock if we are in default of the notes or if, following payment of the dividend, we would be unable to satisfy financial covenants included in the notes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

During the first quarter of 2002, the Company filed the following Form 8-K's:

         - Dated January 14, 2002, to file a press release reporting the Company's results of operations for the quarter and fiscal year ended December 31, 2001.

         - Dated January 24, 2002, reporting the M.V.I., Aquasol and Brethine product acquisitions.

         - Dated March 8, 2002, to file a press release announcing an agreement to acquire the Darvon and Darvocet-N branded products from Eli Lilly and Company.

         - Dated March 8, 2002, to file an amendment to the January 24, 2002 Form 8-K to include the financial statements for the Brethine product line which were omitted from the report.

         - Dated March 11, 2002, to file an amendment to the January 24, 2002 Form 8-K to include the financial statements for the M.V.I. product line which were omitted from the report.

         - Dated March 11, 2002, reporting the agreement to acquire the Darvon and Darvocet-N branded product lines.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    AAIPHARMA INC.


Date: May 13, 2002                  By: /s/ FREDERICK D. SANCILIO
      -----------------                 -----------------------------------
                                            Frederick D. Sancilio, Ph.D.
                                            Chairman of the Board and Chief
                                            Executive Officer
                                            (Principal Executive Officer)


Date: May 13, 2002                  By: /s/ WILLIAM L. GINNA, JR.
      -----------------                 -----------------------------------
                                            William L. Ginna, Jr.
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)

                                 AAIPHARMA INC.

                                 EXHIBIT INDEX

EXHIBIT
NO.                                 DESCRIPTION
-------                             -----------
3.1      Amended and Restated Certificate of Incorporation of the Company and
         Amendment to Certificate of Incorporation dated May 24, 2000 and
         Amendment to Certificate of Incorporation dated November 15, 2000
         (incorporated by reference to Exhibit 3.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2001)

3.2      Amended By-laws of the Company (incorporated by reference to Exhibit
         3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.1 Articles Fourth, Seventh, Eleventh and Twelfth of the form of the Amended and Restated Certificate of Incorporation of the Company
         (incorporated by reference to Exhibit 3.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 2001)

4.2 Article II of the Amended By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form
         10-Q for the quarter ended June 30, 2000)

4.3 Specimen Certificate for shares of Common Stock, $0.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company's
         Registration Statement on Form S-1 (Registration No. 333-5535))

10.1 Indenture dated as of March 28, 2002 between the Company, certain of its subsidiaries and First Union National Bank, as Trustee
         (incorporated by reference to Exhibit 10.8 to the Company's
         Registration Statement on Form S-1 (Registration No. 333-85602))

10.2     Registration Rights Agreement dated as of March 28, 2002 between the
         Company, certain of its subsidiaries, Banc of America Securities LLC, CIBC World Markets Corp. and First Union Securities, Inc.
         (incorporated by reference to Exhibit 10.9 to the Company's
         Registration Statement on Form S-1 (Registration No. 333-85602))

10.3 Credit Agreement dated as of March 28, 2002 between the Company, certain of its subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent
         (incorporated by reference to Exhibit 10.11 to the Company's
         Registration Statement on Form S-1 (Registration No. 333-85602))

10.4     Assignment, Transfer and Assumption Agreement dated as of February 18,
         2002 between NeoSan Pharmaceuticals, Inc. and Eli Lilly and Company
         (incorporated by reference to Exhibit 2.1 to the Company's Amendment
         No. 1 to Current Report on Form 8-K/A dated April 12, 2002)

10.5     Manufacturing Agreement dated as of February 18, 2002 between NeoSan
         Pharmaceuticals, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 2.1 to the Company's Amendment No. 1 to Current
         Report on Form 8-K/A dated April 12, 2002)

10.6 aaiPharma Inc. 1997 Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (Registration No. 333-85602))

10.7 aaiPharma Inc. 2000 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.6 to the Company's
         Registration Statement on Form S-1 (Registration No. 333-85602))

99.1     Risk Factors