Form 10-Q
period 2002-06-30
AAIPHARMA INC
filed 2002-08-14
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the Registrant's common stock outstanding, as of August 6, 2002 was 18,274,149 shares.

                                 AAIPHARMA INC.
                                Table of Contents

The terms "Company", "Registrant" or "aaiPharma" in this Form 10-Q include aaiPharma Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.

We own the U.S. rights to the following registered and unregistered trademarks:
M.V.I.(R), Aquasol(TM), Brethine(R), Darvon(R), Darvocet-N(R), ProSorb(R), ProSorb-D(TM), NeoSan(TM) and aaiPharma(TM). We also reference trademarks owned by other companies. Prilosec(R) is a registered trademark of AstraZeneca AB and Prozac(R) is a registered trademark of Eli Lilly and Company. All references in this Form 10-Q to any of these terms lacking the "(R)" or "(TM)" symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

                                                                             Page No.
                                                                             --------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         Consolidated Statements of Operations                                   3
         Consolidated Balance Sheets                                             4
         Consolidated Statements of Cash Flows                                   5
         Consolidated Statements of Comprehensive Income                         6
         Notes to Consolidated Financial Statements                              7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                  22

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK                                                         30

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                      31

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    32

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                       32

SIGNATURES                                                                      34

EXHIBIT INDEX                                                                   35

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                                 AAIPHARMA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                           Three Months Ended            Six Months Ended
                                                               June 30,                      June 30,
                                                       ------------------------      ------------------------
                                                          2002           2001          2002           2001
                                                       ---------      ---------      ---------      ---------
Net revenues                                           $  61,447      $  29,884      $ 107,067      $  60,081
                                                       ---------      ---------      ---------      ---------

Operating costs and expenses:
   Direct costs                                           22,061         15,276         44,285         30,725
   Selling                                                 5,759          2,891         10,076          5,729
   General and administrative                             11,703          6,382         21,246         14,125
   Research and development                                5,596          1,766         10,073          4,108
   Direct pharmaceutical start-up costs                       --          1,037             --          1,681
                                                       ---------      ---------      ---------      ---------

                                                          45,119         27,352         85,680         56,368
                                                       ---------      ---------      ---------      ---------

Income from operations                                    16,328          2,532         21,387          3,713

Other income (expense)
   Interest, net                                          (6,553)          (327)        (8,376)          (710)
   Other                                                      69           (963)           203           (687)
                                                       ---------      ---------      ---------      ---------

                                                          (6,484)        (1,290)        (8,173)        (1,397)
                                                       ---------      ---------      ---------      ---------

Income before income taxes and extraordinary loss          9,844          1,242         13,214          2,316
Provision for income taxes                                 3,740            228          5,021            486
                                                       ---------      ---------      ---------      ---------

Income before extraordinary loss                           6,104          1,014          8,193          1,830
Extraordinary loss, net of a tax benefit of $2,714            --             --         (5,339)            --
                                                       ---------      ---------      ---------      ---------
Net income                                             $   6,104      $   1,014      $   2,854      $   1,830
                                                       =========      =========      =========      =========

Basic earnings (loss) per share
   Income before extraordinary loss                    $    0.33      $    0.06      $    0.45      $    0.10
   Extraordinary loss
                                                              --             --          (0.29)            --
                                                       ---------      ---------      ---------      ---------
Net income                                             $    0.33      $    0.06      $    0.16      $    0.10
                                                       =========      =========      =========      =========
Weighted average shares outstanding                       18,243         17,721         18,157         17,687
                                                       =========      =========      =========      =========

Diluted earnings (loss) per share
   Income before extraordinary loss                    $    0.32      $    0.06      $    0.43      $    0.10
   Extraordinary loss
                                                              --             --          (0.28)            --
                                                       ---------      ---------      ---------      ---------
Net income                                             $    0.32      $    0.06      $    0.15      $    0.10
                                                       =========      =========      =========      =========
Weighted average shares outstanding                       19,043         18,177         19,053         17,936
                                                       =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                         June 30,        December 31,
                                                                          2002               2001
                                                                         ---------       ------------
                                                                                (Unaudited)
         ASSETS
Current assets:
   Cash and cash equivalents                                             $   4,212         $   6,371
   Accounts receivable, net                                                 40,341            26,594
   Work-in-progress                                                         11,676            10,464
   Inventories                                                               9,393             9,057
   Prepaid and other current assets                                          5,863             5,972
                                                                         ---------         ---------
      Total current assets                                                  71,485            58,458
Property and equipment, net                                                 52,425            37,035
Goodwill and other intangibles, net                                        300,525            88,504
Other assets                                                                18,942            12,289
                                                                         ---------         ---------
      Total assets                                                       $ 443,377         $ 196,286
                                                                         =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and short-term debt              $   5,417         $      --
   Accounts payable                                                         15,601            15,444
   Customer advances                                                        17,070            13,349
   Accrued wages and benefits                                                4,315             3,879
   Interest payable                                                          6,616               371
   Other accrued liabilities                                                 4,936             4,922
                                                                         ---------         ---------
      Total current liabilities                                             53,955            37,965
Long-term debt, less current portion                                       304,492            78,878
Other liabilities                                                            1,343               224
Commitments and contingencies                                                   --                --
Redeemable warrants                                                             --             2,855
Stockholders' equity:
   Common stock                                                                 18                18
   Paid-in capital                                                          78,265            75,233
   Retained earnings                                                         6,132             3,278
   Accumulated other comprehensive losses                                     (828)           (2,165)
                                                                         ---------         ---------
      Total stockholders' equity                                            83,587            76,364
                                                                         ---------         ---------
      Total liabilities and stockholders' equity                         $ 443,377         $ 196,286
                                                                         =========         =========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                  June 30,
                                                                         ---------------------------
                                                                           2002              2001
                                                                         ---------         ---------
Cash flows from operating activities:
  Income before extraordinary loss                                       $   8,193         $   1,830
  Adjustments to reconcile income before extraordinary loss to net cash (used in) provided by operating activities
    Depreciation and amortization                                            4,472             3,588
    Other                                                                      117               869
    Changes in operating assets and liabilities:
      Trade and other receivables                                          (13,427)           (4,758)
      Work-in-progress                                                        (761)           (1,398)
      Inventories                                                             (275)              800
      Prepaid and other assets                                             (12,970)              386
      Accounts payable                                                         (32)           (1,116)
      Customer advances                                                      3,413               285
      Interest payable                                                       6,245               (64)
      Accrued wages and benefits and other accrued liabilities                (104)              279
                                                                         ---------         ---------
Net cash (used in) provided by operating activities                         (5,129)              701
                                                                         ---------         ---------

Cash flows from investing activities:
  Purchases of property and equipment                                       (4,402)           (2,561)
  Purchases of property and equipment previously leased                    (14,145)               --
  Proceeds from sales of property and equipment                                 --             3,050
  Acquisitions                                                                  --
                                                                          (211,997)               --
  Other                                                                       (151)             (104)
                                                                         ---------         ---------
Net cash (used in) provided by investing activities                       (230,695)              385
                                                                         ---------         ---------

Cash flows from financing activities:
  Net payments on short-term borrowings                                         --            (1,102)
  Proceeds from long-term borrowings                                       248,755                --
  Payments on long-term borrowings                                         (18,400)             (336)
  Issuance of common stock                                                   3,031             1,115
  Other                                                                        170                13
                                                                         ---------         ---------
Net cash provided by (used in) financing activities                        233,556              (310)
                                                                         ---------         ---------

Net (decrease) increase in cash and cash equivalents                        (2,268)              776
Effect of exchange rate changes on cash                                        109                (8)
Cash and cash equivalents, beginning of period                               6,371             1,225
                                                                         ---------         ---------
Cash and cash equivalents, end of period                                 $   4,212         $   1,993
                                                                         =========         =========

Supplemental information, cash paid for:
  Interest                                                               $   2,547         $     562
                                                                         =========         =========
  Income taxes                                                           $   1,947         $       9
                                                                         =========         =========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Three Months Ended         Six Months Ended
                                                                  June 30,                 June 30,
                                                            ------- -----------      -------------------
                                                             2002         2001        2002        2001
                                                            -------     -------      -------     -------
Net income                                                  $ 6,104     $ 1,014      $ 2,854     $ 1,830
Currency translation adjustments                              1,512        (315)       1,337      (1,080)
Reclassification adjustment of realized loss
    on available for sale securities                             --         523           --         591
                                                            -------     -------      -------     -------
Comprehensive income                                        $ 7,616     $ 1,222      $ 4,191     $ 1,341
                                                            =======     =======      =======     =======

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated financial information as of December 31, 2001 has been derived from audited financial statements; certain amounts from the three and six months ended June 30, 2001 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, which were included in the Company's Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". SAB 101 specifically addresses revenue recognition issues related to certain upfront payments or fees. In accordance with SAB 101, certain upfront fees and payments recognized as income in prior periods are required to be deferred and amortized into revenue over the terms of the relevant agreements or as the on-going services are performed. For the three and six months ended June 30, 2002, the Company recognized $83,000 and $167,000 of revenue related to the amortization of these deferred amounts, respectively. For the three and six months ended June 30, 2001, the Company recognized $105,000 and $333,000 of revenue related to the amortization of these deferred amounts, respectively.

In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized, but must be reviewed at least annually for impairment. In the second quarter of 2002, the Company identified reporting units and related goodwill, as defined by SFAS No. 142, and tested the goodwill for impairment, as of December 31, 2001, using the expected present value of future cash flows approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS No. 142, the Company concluded that there was no impairment of goodwill related to any of the Company's reporting units. SFAS No. 142 also states that goodwill and intangible assets acquired after June 30, 2001 should not be amortized. For acquisitions completed subsequent to June 30, 2001, the Company recorded $51.0 million of indefinite-lived intangible assets and $159.7 million of goodwill. These assets are not subject to amortization. The statement was effective for fiscal years beginning after December

15, 2001. Prior to the adoption of SFAS No. 142, the Company amortized goodwill related to acquisitions completed prior to June 30, 2001 over estimated useful lives ranging from 3 to 20 years. Amortization of goodwill totaled $166,000 and $340,000 for the three and six months ended June 30, 2001. In accordance with SFAS No. 142, the Company ceased amortization of goodwill related to such acquisitions.

2. EARNINGS PER SHARE

The following table provides a reconciliation of the denominators for the basic and fully diluted earnings per share computations (in thousands):

                                                            Three Months Ended       Six Months Ended
                                                                  June 30,                 June 30,
                                                            -------------------     -------------------
                                                             2002        2001        2002         2001
                                                            -------     -------     -------     -------
Basic earnings per share:
  Weighted average number of shares                          18,243      17,721      18,157      17,687
Effect of dilutive securities:
  Stock options                                                 800         456         896         249
                                                            -------     -------     -------     -------
Diluted earnings per share:
   Adjusted weighted average number of shares
      and assumed conversions                                19,043      18,177      19,053      17,936
                                                            =======     =======     =======     =======

3. FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA (IN THOUSANDS)

The Company operates in three business segments consisting of a product sales business, primarily comprised of the pharmaceuticals business unit, a product development business, primarily the aaiResearch business unit, and a fee-for-service business, primarily the AAI International business unit. The product sales business provides for the sales of M.V.I., Aquasol, Brethine, Darvon, Darvocet-N and azathioprine product lines and for the commercial manufacturing of small quantity products outsourced by other pharmaceutical companies. In the product development segment, the Company internally develops drugs and technologies with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The core services provided on a fee-for-service basis to pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials. The majority of the Company's non-U.S. operations are located in Germany.

Corporate income (loss) from operations includes general corporate overhead costs and goodwill amortization, which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows:

                                                          Three Months Ended            Six Months Ended
                                                               June 30,                     June 30,
                                                       ------------------------      ------------------------
                                                         2002           2001            2002          2001
                                                       ---------      ---------      ---------      ---------
NET REVENUES:
Product sales                                          $  34,673      $   2,143      $  54,850      $   4,597
Product development                                        6,469          4,952          8,604          8,683
                                                       ---------      ---------      ---------      ---------
                                                          41,142          7,095         63,454         13,280
                                                       ---------      ---------      ---------      ---------
Research revenues:
   Non-clinical                                           14,518         15,832         31,395         33,076
   Clinical                                                5,787          6,957         12,218         13,725
                                                       ---------      ---------      ---------      ---------
                                                          20,305         22,789         43,613         46,801
                                                       ---------      ---------      ---------      ---------
                                                       $  61,447      $  29,884      $ 107,067      $  60,081
                                                       =========      =========      =========      =========

United States                                          $  61,352      $  26,581      $ 104,701      $  53,445
Germany                                                    3,290          4,332          6,914          8,094
Other                                                        197            234            396            544
Less intercompany                                         (3,392)        (1,263)        (4,944)        (2,002)
                                                       ---------      ---------      ---------      ---------
                                                       $  61,447      $  29,884      $ 107,067      $  60,081
                                                       =========      =========      =========      =========

INCOME (LOSS) FROM OPERATIONS:
Product sales                                          $  21,400      $    (363)     $  30,874      $    (486)
Product development                                          933          3,226         (1,277)         4,678
                                                       ---------      ---------      ---------      ---------
                                                          22,333          2,863         29,597          4,192
                                                       ---------      ---------      ---------      ---------
Research revenues:
  Non-clinical                                            (1,621)         1,197           (813)         4,204
  Clinical                                                   430            399            862            516
                                                       ---------      ---------      ---------      ---------
                                                          (1,191)         1,596             49          4,720
                                                       ---------      ---------      ---------      ---------

Corporate                                                 (4,814)        (1,927)        (8,259)        (5,199)
                                                       ---------      ---------      ---------      ---------
                                                       $  16,328      $   2,532      $  21,387      $   3,713
                                                       =========      =========      =========      =========

United States                                          $  16,773      $   1,996      $  21,850      $   2,959
Germany                                                     (288)           641            212            946
Other                                                       (157)          (105)          (251)          (192)
                                                       ---------      ---------      ---------      ---------
                                                       $  16,328      $   2,532      $  21,387      $   3,713
                                                       =========      =========      =========      =========

                                                      June 30,       December 31,
                                                       2002              2001
                                                     ---------       ------------
TOTAL ASSETS:
Product sales                                        $ 351,394        $ 105,541
Product development                                      6,692            7,832
Research revenues                                       52,060           55,555
Corporate                                               33,231           27,358
                                                     ---------        ---------
                                                     $ 443,377        $ 196,286
                                                     =========        =========

United States                                        $ 422,186        $ 176,518
Germany                                                 20,030           18,794
Other                                                    1,161              974
                                                     ---------        ---------
                                                     $ 443,377        $ 196,286
                                                     =========        =========

4. TRANSACTIONS WITH RELATED PARTIES

The Company has revenue, accounts receivable and work-in-progress with Aesgen, Inc. ("Aesgen") and Endeavor Pharmaceuticals, Inc. ("Endeavor"). Both Endeavor and Aesgen were organized by aaiPharma Inc. and its principal shareholders and continue to be related parties. Revenues recognized from Aesgen totaled $220,000 and $339,000 for the three and six months ended June 30, 2002. No revenues were recognized from Aesgen for the three and six months ended June 30, 2001. Revenues recognized from Endeavor totaled $667,000 and $966,000 for the three and six months ended June 30, 2002, and were $108,000 and $230,000 for the three and six months ended June 30, 2001. Services performed by the Company for Aesgen are covered by a Subscription Agreement, whereby the Company has agreed to receive Aesgen preferred stock in lieu of cash for the services performed. At June 30, 2002, we had no accounts receivable or work-in-progress related to Aesgen, and had approximately $220,000 of accounts receivable and work-in-progress related to Endeavor.

5. DEBT

The following table presents the components of current maturities of long-term debt and short-term debt:

                                                                         June 30,         December 31,
                                                                           2002              2001
                                                                         ---------        ------------
                                                                                (In thousands)
Current maturities of long-term debt and short-term debt                 $   5,417         $      --
                                                                         =========         =========

The following table presents the components of long-term debt:

                                                                               June 30,       December 31,
                                                                                 2002             2001
                                                                              ---------       ------------
                                                                                    (In thousands)
U.S. bank term loan                                                           $  92,000         $  78,000
U.S. revolving credit facility                                                   39,000                --
11% senior subordinated notes due 2010, net of original issue discount          173,891                --
Interest rate swap monetization deferred income                                   3,428                --
Fair value of interest rate swap                                                    676                --
Obligations under asset purchase agreement                                          914               878
Less current maturities of long-term debt                                        (5,417)               --
                                                                              ---------         ---------
     Total long-term debt due after one year                                  $ 304,492         $  78,878
                                                                              =========         =========

On March 28, 2002, the Company entered into a $175 million senior secured credit facility consisting of a $75.0 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term, with amortization of $5.0 million, $15.0 million, $20.0 million, $25.0 million and $35.0 million, respectively, in years one through five. As of June 30, 2002, the Company has paid $3.3 million of the first year's required payment plus $4.7 million of future required payments. The availability of borrowings under the revolving credit facility is not limited by a borrowing base. The senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at the Company's option. On June 30, 2002, 30-day LIBOR was 1.84%. Such facilities are guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. These senior credit facilities may be prepaid at any time without a premium.

On March 28, 2002, the Company issued $175 million of senior subordinated notes due April 1, 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. These notes have a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all existing domestic subsidiaries and all future domestic subsidiaries that are owned 80% or more by the Company. The notes are not secured. Prior to the third anniversary of the date of issuance of the notes, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of the senior credit facilities first require repayment of all of the indebtedness under these facilities before repurchase of any of the notes. On or after the fourth anniversary of the date of issuance of the notes, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%.

On March 28, 2002, the Company entered into an interest rate swap agreement to effectively convert interest rate expense on $140 million of senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus 4.78%. On May 30, 2002, the Company sold this swap agreement and received $4.1 million. This amount, less the interest benefit earned through May 30, 2002, has been recorded as a premium to the carrying amount of the notes and will be amortized into interest income over their remaining life. Concurrent with the sale of the interest rate swap, the Company entered into a new interest rate swap agreement which effectively converted $150 million of the notes from an 11% fixed annual rate to a floating rate equal to 6-month LIBOR plus 5.28%. On June 30, 2002, 6-month LIBOR was 1.96%. On August 5, 2002, the Company sold this new swap agreement for $5.6 million, which will also be recorded as a premium to the carrying amount of the notes and amortized into interest income over their remaining life, and entered into another interest rate swap agreement on similar terms as the May 30, 2002 agreement, at a floating rate of 6-month LIBOR plus 5.95%.

Under the terms of the senior secured credit facility and the senior subordinated notes, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurring additional indebtedness. The Company was in compliance with the covenants at June 30, 2002.

6. ACQUISITIONS

On March 28, 2002, the Company acquired the U.S. rights to the Darvon and Darvocet-N branded product lines, which treat mild to moderate pain, and existing inventory from Eli Lilly and Company, in a business combination accounted for as a purchase. The Company acquired these product lines and related intangible assets for $211.4 million. To finance this acquisition, which included $1.8 million of inventory, the Company used the proceeds from the senior secured credit facilities and senior subordinated notes, as described in note 5. The Darvon and Darvocet-N product lines did not have separable assets and liabilities associated with them, other than inventory, therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable assets, with the excess of the purchase price over the identifiable tangible and intangible assets recorded as goodwill. Based on this allocation, $51.2 million of intangible assets have been identified and will be amortized over 20 years. The excess of the purchase price over identifiable intangible assets has been classified as goodwill, which is not subject to amortization.

The following unaudited pro forma consolidated financial information reflects the results of operations for the three and six months ended June 30, 2002 and 2001, as if the above acquisition had occurred on January 1, 2001.

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                           ---------------------------    -------------------------
                                                               2002           2001           2002           2001
                                                           -----------      ----------    ----------      ---------
                                                                     (In thousands, except per share data)
Net revenues                                                 $  61,447      $  47,396      $ 116,799      $  94,558
Income before extraordinary loss                                 6,104          4,027          7,879          7,423
Net income                                                       6,104          4,027          2,540          7,423
Basic earnings per share:
     Income before extraordinary loss                        $    0.33      $    0.23      $    0.43      $    0.42
     Net income                                              $    0.33      $    0.23      $    0.14      $    0.42
Diluted earnings per share:
     Income before extraordinary loss                        $    0.32      $    0.22      $    0.41      $    0.41
     Net income                                              $    0.32      $    0.22      $    0.13      $    0.41

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

8. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

In the first quarter of 2002, the Company issued senior subordinated notes which are guaranteed by certain of the Company's subsidiaries.

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

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

                                                            Three Months Ended June 30, 2002
                                         -------------------------------------------------------------------------------
                                                                            Non-
                                                         Guarantor       Guarantor
                                          Issuer       Subsidiaries     Subsidiaries      Eliminations     Consolidated
                                         -------------------------------------------------------------------------------
Net revenues                             $ 13,936         $ 47,416         $  3,487         $ (3,392)        $ 61,447
Equity earnings from subsidiaries          16,822              --               --           (16,822)              --
                                         --------         --------         --------         --------         --------
                       Total revenues      30,758           47,416            3,487          (20,214)          61,447

Operating costs and expenses:
   Direct costs                             9,726           12,871            2,647           (3,183)          22,061
   Selling                                  1,712            3,627              420               --            5,759
   General and administrative               8,001            2,837              865               --           11,703
   Research and development                   169            5,427               --               --            5,596
                                         --------         --------         --------         --------         --------
                                           19,608           24,762            3,932           (3,183)          45,119
                                         --------         --------         --------         --------         --------

Income (loss) from operations              11,150           22,654             (445)         (17,031)          16,328


Other income (expense):
   Interest, net                              566           (7,139)              20               --           (6,553)
   Net intercompany interest                 (584)             632              (48)              --               --
   Other                                   (1,198)           1,266                1               --               69
                                         --------         --------         --------         --------         --------
                                           (1,216)          (5,241)             (27)              --           (6,484)
                                         --------         --------         --------         --------         --------


Income (loss) before income taxes           9,934           17,413             (472)         (17,031)           9,844
Provision for income taxes                  3,830               --              (90)              --            3,740
                                         --------         --------         --------         --------         --------
Net income (loss)                        $  6,104         $ 17,413         $   (382)        $(17,031)        $  6,104
                                         ========         ========         ========         ========         ========

                                                                              Three Months Ended June 30, 2001
                                                     -----------------------------------------------------------------------------
                                                                                        Non-
                                                                     Guarantor       Guarantor
                                                      Issuer        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                     -----------------------------------------------------------------------------
Net revenues                                         $ 13,717         $ 12,864         $  4,565         $ (1,262)        $ 29,884
Equity earnings from subsidiaries                       4,994               --               --           (4,994)              --
                                                     --------         --------         --------         --------         --------
                       Total revenues                  18,711           12,864            4,565           (6,256)          29,884

Operating costs and expenses:
   Direct costs                                         8,354            5,573            2,611           (1,262)          15,276
   Selling                                              1,935              676              280               --            2,891
   General and administrative                           3,455            1,787            1,140               --            6,382
   Research and development                               315            1,451               --               --            1,766
   Direct pharmaceutical start-up costs                    --            1,037               --               --            1,037
                                                     --------         --------         --------         --------         --------
                                                       14,059           10,524            4,031           (1,262)          27,352
                                                     --------         --------         --------         --------         --------

Income (loss) from operations                           4,652            2,340              534           (4,994)           2,532

Other income (expense):
   Interest, net                                         (283)              (3)             (41)              --             (327)
   Net intercompany interest                           (2,185)           2,203              (18)              --               --
   Other                                                 (942)             (49)              28               --             (963)
                                                     --------         --------         --------         --------         --------
                                                       (3,410)           2,151              (31)              --           (1,290)
                                                     --------         --------         --------         --------         --------

Income (loss) before income taxes                       1,242            4,491              503           (4,994)           1,242
Provision for income taxes                                228               --               --               --              228
                                                     --------         --------         --------         --------         --------
Net income (loss)                                    $  1,014         $  4,491         $    503         $ (4,994)        $  1,014
                                                     ========         ========         ========         ========         ========

                                                                              Six Months Ended June 30, 2002
                                                     -----------------------------------------------------------------------------
                                                                                        Non-
                                                                     Guarantor       Guarantor
                                                      Issuer        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                     -----------------------------------------------------------------------------
Net revenues                                         $ 30,673         $ 74,028         $  7,310         $ (4,944)        $107,067
Equity earnings from subsidiaries                      18,579               --               --          (18,579)              --
                                                     --------         --------         --------         --------         --------
                       Total revenues                  49,252           74,028            7,310          (23,523)         107,067

Operating costs and expenses:
   Direct costs                                        19,986           23,831            5,203           (4,735)          44,285
   Selling                                              3,404            5,855              817               --           10,076
   General and administrative                          14,046            5,447            1,753               --           21,246
   Research and development                               416            9,657               --               --           10,073
                                                     --------         --------         --------         --------         --------
                                                       37,852           44,790            7,773           (4,735)          85,680
                                                     --------         --------         --------         --------         --------

Income (loss) from operations                          11,400           29,238             (463)         (18,788)          21,387

Other income (expense):
   Interest, net                                          453           (8,852)              23               --           (8,376)
   Net intercompany interest                           (1,148)           1,257             (109)              --               --
   Other                                               (1,091)           1,254               40               --              203
                                                     --------         --------         --------         --------         --------
                                                       (1,786)          (6,341)             (46)              --           (8,173)
                                                     --------         --------         --------         --------         --------

Income (loss) before income taxes and
   extraordinary loss                                   9,614           22,897             (509)         (18,788)          13,214
Provision for income taxes                              5,111               --              (90)              --            5,021
                                                     --------         --------         --------         --------         --------

Income (loss) before extraordinary loss                 4,503           22,897             (419)         (18,788)           8,193
Extraordinary loss                                     (1,649)          (3,690)              --               --           (5,339)
                                                     --------         --------         --------         --------         --------

Net income (loss)                                    $  2,854         $ 19,207         $   (419)        $(18,788)        $  2,854
                                                     ========         ========         ========         ========         ========

                                                                                 Six Months Ended June 30, 2001
                                                     -----------------------------------------------------------------------------
                                                                                        Non-
                                                                     Guarantor       Guarantor
                                                      Issuer        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                     -----------------------------------------------------------------------------
Net revenues                                         $ 28,775         $ 24,670         $  8,637         $ (2,001)        $ 60,081
Equity earnings from subsidiaries                       7,223               --               --           (7,223)              --
                                                     --------         --------         --------         --------         --------
                       Total revenues                  35,998           24,670            8,637           (9,224)          60,081

Operating costs and expenses:
   Direct costs                                        16,817           10,672            5,237           (2,001)          30,725
   Selling                                              3,796            1,372              561               --            5,729
   General and administrative                           8,372            3,667            2,086               --           14,125
   Research and development                             1,194            2,914               --               --            4,108
   Direct pharmaceutical start-up costs                    --            1,681               --               --            1,681
                                                     --------         --------         --------         --------         --------
                                                       30,179           20,306            7,884           (2,001)          56,368
                                                     --------         --------         --------         --------         --------

Income (loss) from operations                           5,819            4,364              753           (7,223)           3,713

Other income (expense):
   Interest, net                                         (499)              (2)            (209)              --             (710)
   Net intercompany interest                           (2,185)           2,203              (18)              --               --
   Other                                                 (819)             (35)             167               --             (687)
                                                     --------         --------         --------         --------         --------
                                                       (3,503)           2,166              (60)              --           (1,397)
                                                     --------         --------         --------         --------         --------

Income (loss) before income taxes                       2,316            6,530              693           (7,223)           2,316
Provision for income taxes                                486               --               --               --              486
                                                     --------         --------         --------         --------         --------
Net income (loss)                                    $  1,830         $  6,530         $    693         $ (7,223)        $  1,830
                                                     ========         ========         ========         ========         ========

                                                                                 June 30, 2002
                                                     -----------------------------------------------------------------------------
                                                                                        Non-
                                                                     Guarantor       Guarantor
                                                      Issuer        Subsidiaries    Subsidiaries     Eliminations     Consolidated
                                                     -----------------------------------------------------------------------------
     ASSETS
Current assets:
   Cash and cash equivalents                        $   4,014       $     133        $      65       $      --        $   4,212
   Accounts receivable, net                            11,099          26,949            2,293              --           40,341
   Work-in-progress                                     4,634           5,608            4,978          (3,544)          11,676
   Inventories                                          4,066           4,956              580            (209)           9,393
   Prepaid and other current assets                     1,736           3,907              220              --            5,863
                                                    ---------       ---------        ---------       ---------        ---------
      Total current assets                             25,549          41,553            8,136          (3,753)          71,485
Investments in and advances to subsidiaries            66,061         (46,202)              --         (19,859)              --
Property and equipment, net                            42,366           6,102            3,957              --           52,425
Goodwill and other intangibles, net                     1,135         290,384            9,006              --          300,525
Other assets                                            7,475          11,374               93              --           18,942
                                                    ---------       ---------        ---------       ---------        ---------
      Total assets                                  $ 142,586       $ 303,211        $  21,192       $ (23,612)       $ 443,377
                                                    =========       =========        =========       =========        =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and
      short-term debt                               $      --       $   5,417        $      --       $      --        $   5,417
   Accounts payable                                     4,282           9,626            1,693              --           15,601
   Customer advances                                   11,107           6,582            2,925          (3,544)          17,070
   Accrued wages and benefits                           1,984           1,034            1,297              --            4,315
   Interest payable                                       563           6,053                               --            6,616
   Other accrued liabilities                            1,183           3,510              114             129            4,936
                                                    ---------       ---------        ---------       ---------        ---------
      Total current liabilities                        19,119          32,222            6,029          (3,415)          53,955
Long-term debt, less current portion                   39,000         265,492               --              --          304,492
Other liabilities                                       1,343              --               --              --            1,343
Investments in and advances to subsidiaries            59,800         (63,698)           4,027            (129)              --
Redeemable warrants                                        --              --               --              --               --
Total stockholders' equity                             23,324          69,195           11,136         (20,068)          83,587
                                                    ---------       ---------        ---------       ---------        ---------
      Total liabilities and stockholders' equity    $ 142,586       $ 303,211        $  21,192       $ (23,612)       $ 443,377
                                                    =========       =========        =========       =========        =========

                                                                              December 31, 2001
                                                      --------------------------------------------------------------------------
                                                                                       Non-
                                                                      Guarantor      Guarantor
                                                       Issuer        Subsidiaries   Subsidiaries    Eliminations    Consolidated
                                                      --------------------------------------------------------------------------
     ASSETS
Current assets:
   Cash and cash equivalents                          $   5,301       $     154       $     916       $      --       $   6,371
   Accounts receivable, net                              13,189           8,415           2,690           2,300          26,594
   Work-in-progress                                       3,871           5,099           3,794          (2,300)         10,464
   Inventories                                            2,955           5,584             518              --           9,057
   Prepaid and other current assets                       3,081           2,640             251              --           5,972
                                                      ---------       ---------       ---------       ---------       ---------
      Total current assets
                                                         28,397          21,892           8,169              --          58,458
Investments in and advances to subsidiaries
                                                         66,061         (46,202)             --         (19,859)             --
Property and equipment, net                              27,724           5,841           3,470              --          37,035
Goodwill and other intangibles, net                       1,071          79,383           8,050              --          88,504
Other assets                                              7,372           4,836              81              --          12,289
                                                      ---------       ---------       ---------       ---------       ---------
      Total assets                                    $ 130,625       $  65,750       $  19,770       $ (19,859)      $ 196,286
                                                      =========       =========       =========       =========       =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt and
      short-term debt                                 $      --       $      14       $      --       $     (14)      $      --
   Accounts payable                                       3,626          10,236           1,582              --          15,444
   Customer advances                                      3,883           6,874           2,592              --          13,349
   Accrued wages and benefits                             2,040             958             881              --           3,879
   Other accrued liabilities                              2,821           2,572             302            (402)          5,293
                                                      ---------       ---------       ---------       ---------       ---------
      Total current liabilities                          12,370          20,654           5,357            (416)         37,965

Long-term debt, less current portion                         --          78,878              --              --          78,878
Other liabilities                                           224              --              --              --             224
Investments in and advances to subsidiaries              79,157         (83,625)          4,052             416              --
Redeemable warrants                                       2,855              --              --              --           2,855
Stockholders' equity                                     36,019          49,843          10,361         (19,859)         76,364
                                                      ---------       ---------       ---------       ---------       ---------
      Total liabilities and stockholders' equity      $ 130,625       $  65,750       $  19,770       $ (19,859)      $ 196,286
                                                      =========       =========       =========       =========       =========

                                                                                 Six Months Ended June 30, 2002
                                                            --------------------------------------------------------------------
                                                                                         Non-
                                                                          Guarantor    Guarantor
                                                              Issuer    Subsidiaries  Subsidiaries  Eliminations   Consolidated
                                                            --------------------------------------------------------------------
Cash flows from operating activities:
  Income (loss) before extraordinary loss                   $   4,503      $  22,897      $(419)     $ (18,788)     $   8,193
  Adjustments to reconcile net income (loss)
   before extraordinary
      loss to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                               2,307          1,661        504             --          4,472
    Other                                                           3             12        102             --            117
    Changes in operating assets and liabilities:
      Trade and other receivables                               2,090        (18,533)       716          2,300        (13,427)
      Work-in-progress                                           (764)          (508)      (733)         1,244           (761)
      Inventories                                              (1,111)           627         --            209           (275)
      Prepaid and other assets                                  1,242        (14,271)        59             --        (12,970)
      Accounts payable                                            655           (610)       (77)            --            (32)
      Customer advances                                         7,225           (292)        24         (3,544)         3,413
      Interest payable                                            563          5,682         --             --          6,245
     Accrued wages and benefits and other accrued
         liabilities                                           (3,429)         3,188       (394)           531           (104)
     Intercompany receivables and payables                    (39,586)        21,576        (24)        18,034             --
                                                            ---------      ---------      -----      ---------      ---------
Net cash (used in) provided by operating activities           (26,302)        21,429       (242)           (14)        (5,129)
                                                            ---------      ---------      -----      ---------      ---------

Cash flows from investing activities:
  Purchases of property and equipment                         (16,865)          (937)      (745)            --        (18,547)
  Acquisitions                                                     --       (211,997)        --             --       (211,997)
  Other                                                          (151)            --         --             --           (151)
                                                            ---------      ---------      -----      ---------      ---------
Net cash (used in) investing activities                       (17,016)      (212,934)      (745)            --       (230,695)
                                                            ---------      ---------      -----      ---------      ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings                           49,400        199,355         --             --        248,755
  Payments on long-term borrowings                            (10,400)        (8,014)        --             14        (18,400)
  Issuance of common stock                                      3,031             --         --             --          3,031
  Other                                                            --            143         27             --            170
                                                            ---------      ---------      -----      ---------      ---------
Net cash provided by financing activities                      42,031        191,484         27             14        233,556
                                                            ---------      ---------      -----      ---------      ---------

Net increase (decrease) in cash and cash equivalents           (1,287)           (21)      (960)            --         (2,268)
Effect of exchange rate changes on cash                            --             --        109             --            109
Cash and cash equivalents, beginning of year                    5,301            154        916             --          6,371
                                                            ---------      ---------      -----      ---------      ---------
Cash and cash equivalents, end of period                    $   4,014      $     133      $  65      $      --      $   4,212
                                                            =========      =========      =====      =========      =========

                                                                                Six Months Ended June 30, 2001
                                                            ----------------------------------------------------------------------
                                                                                            Non-
                                                                          Guarantor     Guarantor
                                                              Issuer     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                            ----------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                          $  1,830      $  6,530      $    693      $ (7,223)     $  1,830
  Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
    Depreciation and amortization                               2,438           507           643            --         3,588
    Other                                                         453           358            58            --           869
    Changes in operating assets and liabilities:
      Trade and other receivables                              (1,818)       (3,114)          174            --        (4,758)
      Work-in-progress                                          1,475          (965)       (1,908)           --        (1,398)
      Inventories                                                 702           (21)          119            --           800
      Prepaid and other assets                                    173           339          (126)           --           386
      Accounts payable                                           (769)         (359)           12            --        (1,116)
      Customer advances                                            33          (494)          746            --           285
      Interest payable                                            (64)           --            --            --           (64)
      Accrued wages and benefits and other accrued
        liabilities                                              (541)          118           702            --           279
      Intercompany receivables and payables                    (6,015)       (3,056)        1,848         7,223            --
                                                             --------      --------      --------      --------      --------
Net cash (used in) provided by operating activities            (2,103)         (157)        2,961            --           701
                                                             --------      --------      --------      --------      --------

Cash flows from investing activities:
  Purchases of property and equipment                          (1,471)         (352)         (738)           --        (2,561)
  Proceeds from sales of property and equipment                 2,757           293            --            --         3,050
  Other                                                          (104)           --            --            --          (104)
                                                             --------      --------      --------      --------      --------
Net cash provided by (used in) investing activities             1,182           (59)         (738)           --           385
                                                             --------      --------      --------      --------      --------

Cash flows from financing activities:
  Net payments on short-term debt                                 450            --        (1,552)           --        (1,102)
  Payments on long-term borrowings                               (304)          (32)           --            --          (336)
  Issuance of common stock                                      1,115            --            --            --         1,115
  Other                                                            41             7           (35)           --            13
                                                             --------      --------      --------      --------      --------
Net cash (used in) provided by financing activities             1,302           (25)       (1,587)           --          (310)
                                                             --------      --------      --------      --------      --------

Net increase in cash and cash equivalents                         381          (241)          636            --           776
Effect of exchange rate changes on cash                            --            --            (8)           --            (8)
Cash and cash equivalents, beginning of year                      639           497            89            --         1,225
                                                             --------      --------      --------      --------      --------
Cash and cash equivalents, end of period                     $  1,020      $    256      $    717      $     --      $  1,993
                                                             ========      ========      ========      ========      ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our quarterly results have been, and we expect them to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, the commencement, completion or cancellation of large contracts, demand for our pharmaceutical product lines, ability of contract manufacturers to supply conforming products on a timely basis, costs and results of ongoing and future litigation by and against us, progress of ongoing contracts, amounts recognized for licensing and royalty revenues, timing and amounts of start-up expenses for new facilities, timing and level of research and development expenditures, and changes in the mix of services. Because a large percentage of our operating costs are relatively fixed, variations in the timing and progress of large contracts, changes in the demand for our services and products, or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect our quarterly results. Accordingly, we believe that comparisons of our quarterly financial results may not be meaningful.

RESULTS OF OPERATIONS:

The following table presents the net revenues for each of our business units and our consolidated expenses and net income and each item expressed as a percentage of consolidated net revenues:

                                                  Three Months Ended June 30,                   Six Months Ended June 30,
                                       -------------------------------------------     ------------------------------------------
                                               2002                  2001                     2002                     2001
                                       -------------------     -------------------     --------------------     -----------------
                                                                              (dollars in thousands)
Net revenues:
    Product sales                      $ 34,673         56%    $  2,143          7%    $  54,850         52%    $  4,597        8%
    Product development                   6,469         11%       4,952         17%        8,604          8%       8,683       14%
                                       --------     ------     --------     ------     ---------     ------     --------     ----
                                         41,142         67%       7,095         24%       63,454         60%      13,280       22%
                                       --------     ------     --------     ------     ---------     ------     --------     ----
    Research revenues:
        Non-clinical                     14,518         24%      15,832         53%       31,395         29%      33,076       55%
        Clinical                          5,787          9%       6,957         23%       12,218         11%      13,725       23%
                                       --------     ------     --------     ------     ---------     ------     --------     ----
                                         20,305         33%      22,789         76%       43,613         40%      46,801       78%
                                       --------     ------     --------     ------     ---------     ------     --------     ----
                                       $ 61,447        100%    $ 29,884        100%    $ 107,067        100%    $ 60,081      100%
                                       ========     ======     ========     ======     =========     ======     ========     ====

Direct costs                           $ 22,061         36%    $ 15,276         51%    $  44,285         41%    $ 30,725       51%
Selling                                   5,759          9%       2,891         10%       10,076          9%       5,729       10%
General and administrative               11,703         19%       6,382         21%       21,246         20%      14,125       24%
Research and development                  5,596          9%       1,766          6%       10,073          9%       4,108        7%
Direct pharmaceutical start-up costs         --         --        1,037          3%           --         --        1,681        3%
Income from operations                   16,328         27%       2,532          8%       21,387         20%       3,713        6%
Interest expense, net                    (6,553)       (11%)       (327)        (1%)      (8,376)        (8%)       (710)      (1%)
Provision for income taxes                3,740          6%         228          1%        5,021          5%         486        1%
Net income                                6,104         10%       1,014          3%        2,854          3%       1,830        3%

SECOND QUARTER 2002 COMPARED TO SECOND QUARTER 2001

Our consolidated net revenues for the quarter ended June 30, 2002 increased 106% to $61.4 million, from $29.9 million in the second quarter of 2001. Net revenues from product sales increased to $34.7 million in 2002, from $2.1 million in 2001, due to sales of our M.V.I., Aquasol and Brethine products, which we acquired in the second half of 2001 and sales of Darvon and Darvocet-N, which we acquired at the end of the first quarter of 2002. Because these acquired product lines will contribute revenues for the full year ending December 31, 2002, we have planned for significantly increased net revenues and expense from these product lines for 2002. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $0.8 million and $2.1 million to net revenues from product sales in the second quarters of 2002 and 2001, respectively.

Net revenues from product development increased 31% in the second quarter of 2002 to $6.5 million, from $5.0 million in 2001, primarily due to an increase in product development revenues under our significant development agreement, from $4.1 million in the second quarter of 2001 to $5.7 million in the second quarter of 2002. This development agreement is described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our Form 10-K for the fiscal year ended December 31, 2001. We expect product development revenues to be slightly lower on a quarterly basis over the remainder of the year.

Net revenues from our research revenues business decreased 11% in the second quarter of 2002 to $20.3 million, from $22.8 million in 2001. Non-clinical research revenues decreased by 8% in 2002 to $14.5 million, a decrease of $1.3 million over the prior year, due primarily to a lower level of bioanalytical revenues in our U.S. operations and Phase I pre-clinical revenues in Europe. Clinical research revenues decreased by 17% in 2002 to $5.8 million, from $7.0 million in 2001. This decrease was primarily attributable to the re-deployment of a portion of our internal resources and capabilities from external revenue-producing projects to internal research and development projects.

Gross margin dollars, or net revenues less direct costs, increased $24.8 million, or 170%, to $39.4 million, from $14.6 million in the second quarter of 2001, reflecting the benefit from our increased product sales revenues in 2002 over the prior year. As a percentage of net revenues, gross margin dollars increased to 64% in the second quarter of 2002 from 49% in the second quarter of 2001. The higher margins generated by our product sales business were partially offset by decreases in revenues and gross margin percentage from our research revenues business.

Selling expenses increased 99% in the second quarter of 2002 to $5.8 million, from $2.9 million in 2001. This increase is primarily due to additional selling expenses incurred by our product sales business associated with marketing and promoting our new products, maintaining and enhancing distribution channels, and developing our product sales force. As a percentage of net revenues, selling expenses in the second quarter of 2002 decreased slightly from the second quarter of 2001.

General and administrative costs increased 83% in the second quarter of 2002 to $11.7 million, from $6.4 million in 2001. This increase was primarily due to expenses related to the management build-up for our product sales business. As a percentage of net revenues, general and administrative expenses in the second quarter of 2002 decreased to 19%, from 21% in the second quarter of 2001, a trend that we expect to continue throughout the year.

Research and development expenses were approximately 9% of net revenues, or $5.6 million, in the second quarter of 2002, an increase from 6% of net revenues, or $1.8 million, in 2001. This increase resulted primarily from clinical trials we started in the first quarter of 2002 for our ProSorb-D pain management product. In general, we target annual research and development expenses to be approximately 8% to 10% of our estimated net revenues.

There were no direct pharmaceutical start-up costs recorded in the second quarter of 2002, as compared to $1.0 million in the second quarter of 2001. These costs were incurred prior to our acquisition of any pharmaceutical product lines in 2001 and were expensed as incurred.

Net interest expense increased to $6.6 million in the second quarter of 2002, from $0.3 million in 2001. This $6.3 million increase is primarily attributable to the borrowings that funded our product line acquisitions in the second half of 2001 and the first quarter of 2002. We have planned for significantly higher net interest expense in 2002, arising from the debt incurred to fund these acquisitions.

Consolidated income from operations was $16.3 million in the second quarter of 2002, or $13.8 million higher than the prior year. This increase is primarily due to the expansion of our product sales business. This increase was partially offset by decreases in our research revenues business and our increased R&D spending.

Income from operations for our product sales business was $21.4 million in the second quarter of 2002, compared to a loss from operations of ($0.4) million in the prior year. This increase is attributable to the revenues from our M.V.I., Aquasol, Brethine, Darvon and Darvocet-N product lines, which we acquired in the second half of 2001 and first quarter of 2002.

Income from operations for our product development business was $0.9 million in the second quarter of 2002, compared to income from operations of $3.2 million in 2001. This change resulted from our increased research and development spending, as discussed above.

We recorded a loss from operations for our research revenues business of ($1.2) million in the second quarter of 2002, compared to income from operations of $1.6 million in 2001. This decrease is primarily due to the decline in fee-for-service revenues, as described above.

Unallocated corporate expenses increased in the second quarter of 2002 to $4.8 million, from $1.9 million in 2001. This higher level was due to additions to our corporate infrastructure to accommodate the expansion of our overall business, increased legal fees to support our intellectual property and lower reserve needs on customer balances reflected in the prior year results. As a percentage of net revenues, unallocated corporate expenses in the second quarter of 2002 increased to 8%, from 6% in the second quarter of 2001.

We recorded a tax provision of $3.7 million in the second quarter of 2002, based on an effective tax rate of 38%. This rate is approximately equal to the statutory rate. Our effective tax rate for the second quarter of 2001 was 24%, which reflected the utilization of tax loss-carryforwards generated by our European operations.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

Our consolidated net revenues for the six months ended June 30, 2002 increased 78% to $107.1 million, from $60.1 million in the first half of 2001. Net revenues from product sales increased to $54.9 million in 2002, from $4.6 million in 2001, due to sales of our M.V.I., Aquasol and Brethine products, which we acquired in the second half of 2001 and sales of Darvon and Darvocet-N, which we acquired at the end of the first quarter in 2002. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $3.8 million and $4.6 million to net revenues from product sales in the first six months of 2002 and 2001, respectively.

Net revenues from product development decreased 1% in the first half of 2002 to $8.6 million, from $8.7 million in the first half of 2001. Product development revenues under our significant development agreement increased from $6.7 million in the first half of 2001 to $7.1 million in the first half of 2002.

Net revenues from our research revenues business decreased 7% in the first half of 2002 to $43.6 million, from $46.8 million in the first half of 2001. Non-clinical research revenues decreased by 5% in 2002 to $31.4 million, a decrease of $1.7 million over the prior year, due primarily to a lower level of bioanalytical revenues in our U.S. operations and Phase I pre-clinical revenues in Europe. Clinical research revenues decreased by 11% in 2002 to $12.2 million, from $13.7 million in 2001. This decrease was primarily attributable to the re-deployment of a portion of our internal resources and capabilities from external revenue-producing projects to internal research and development projects.

Gross margin dollars increased $33.4 million to $62.8 million, from $29.4 million in the first half of 2001, reflecting the benefit from our increased product sales revenues. As a percentage of net revenues, gross margin dollars increased to 59% in the first half of 2002 from 49% in the first half of 2001. The higher margins generated by our product sales business were partially offset by decreases in revenues and gross margin percentage from our research revenues business.

Selling expenses increased 76% in the first half of 2002 to $10.1 million, from $5.7 million in 2001. This increase is principally due to additional selling expenses incurred by our product sales business associated with marketing and promoting our new products, maintaining and enhancing distribution channels, and developing our product sales force. As a percentage of net revenues, selling expenses in the first half of 2002 remained consistent with the first half of 2001.

General and administrative costs increased 50% in the first half of 2002 to $21.2 million, from $14.1 million in 2001. This increase was primarily due to expenses related to the management build-up for our product sales business. As a percentage of net revenues, general and administrative expenses in the first half of 2002 decreased to 20%, from 24% in the first half of 2001, a trend that we expect to continue throughout the year.

Research and development expenses were approximately 9% of net revenues, or $10.1 million, in the first half of 2002, an increase from 7% of net revenues, or $4.1 million, in 2001. As previously discussed, this increase resulted primarily from clinical trials started in the first quarter of 2002 for our ProSorb-D pain management product.

There were no direct pharmaceutical start-up costs recorded in the first half of 2002, as compared to $1.7 million in the first half of 2001. These costs were incurred prior to our acquisition of any pharmaceutical product lines in 2001 and were expensed as incurred.

Net interest expense increased to $8.4 million in the first half of 2002, from $0.7 million in 2001. This increase is primarily attributable to the borrowings that funded our product line acquisitions.

Consolidated income from operations was $21.4 million in the first half 2002, or $17.7 million higher than the prior year, and is due to the expansion of our product sales business.

Income from operations for our product sales business was $30.9 million in the first half of 2002, compared to a loss from operations of ($0.5) million in the prior year. This increase is attributable to the revenues from our product line acquisitions.

The loss from operations for our product development business was ($1.3) million in the first half of 2002, compared to income from operations of $4.7 million in 2001. This change resulted from the increased research and development spending in the first half of 2002, as discussed above.

We recorded income from operations for our research revenues business of $0.1 million in the first half of 2002, compared to $4.7 million in 2001. This decrease is primarily due to the decline in research revenues, as described above.

Unallocated corporate expenses increased in the first half of 2002 to $8.3 million, from $5.2 million in 2001. This increase was due to additions to our corporate infrastructure to accommodate our expansion and increased legal fees to support our intellectual property. As a percentage of net revenues, unallocated corporate expenses in the first half of 2002 decreased to 8%, from 9% in the first half of 2001.

We recorded a tax provision of $5.0 million in the first half of 2002, based on an effective tax rate of 38%. This rate is approximately equal to the statutory rate. Our effective tax rate for the first half of 2001 was 21%, which reflected the utilization of tax loss-carryforwards generated by our European operations.

In March 2002, we recorded an extraordinary loss of $5.3 million, net of a tax benefit of $2.7 million, to record the write-off of deferred financing and other costs related to our prior debt facilities and redeemable warrants.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow used in operations in the first six months of 2002 was $5.1 million, compared to cash provided by operating activities of $0.7 million in the first six months of 2001. This change was primarily due to an increase in accounts receivable related to the product lines we acquired and prepaid financing fees related to the financing of our acquisitions, partially offset by the increase in income and interest payable on our senior subordinated notes. In the second quarter of 2002, we generated cash from operating activities of $14.5 million, which was provided by our net income and increases in interest payable and customer advances, partially offset by an increase in accounts receivable related to our product sales.

Cash used in investing activities was $230.7 million in the first half of 2002 compared to cash provided by investing activities of $0.4 million in the first half of 2001. This included $212.0 million related to our acquisition of the Darvon and Darvocet-N branded product lines as further described below, and $14.1 million for the purchase of assets formerly covered by our tax retention operating lease, including our corporate headquarters in Wilmington, N.C. and a laboratory and clinical facility in Chapel Hill, N.C.

Cash provided by financing activities during the first half of 2002 was $233.6 million, primarily representing net proceeds of $248.8 million in additional borrowings under our new debt facilities, as described below, and $3.0 million of cash proceeds from the exercise of stock options, partially offset by the repayment of $18.4 million of these borrowings in the second quarter.

In March 2001, we completed a sale/leaseback transaction on manufacturing equipment, which provided cash of $3.1 million. The lease has a five-year term and requires payments of approximately $0.6 million annually.

On March 28, 2002, we acquired the U.S. rights to the Darvon and Darvocet-N branded product lines and existing inventory from Eli Lilly and Company for $211.4 million in cash, subject to potential reduction based on the net sales of these products after the closing of the acquisition. In connection with the acquisition, we entered into $175 million of senior credit facilities, issued $175 million of senior subordinated notes due 2010, repaid all $78 million of borrowings outstanding under our prior senior credit facilities, and terminated our tax retention operating lease and purchased the underlying properties.

Our $175 million senior secured credit facilities consist of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term, with amortization of $5 million, $15 million, $20 million, $25 million and $35 million, respectively, in years one through five. The availability of borrowings under our revolving credit facility is not limited by a borrowing base. Our senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at our option. Such facilities are guaranteed by all of our domestic subsidiaries and secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries, and 65% of the stock of our material foreign subsidiaries. Our senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. Under the terms of the credit agreement for our senior credit facilities, we are required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. These senior credit facilities may be prepaid at our option at any time without a premium.

On March 28, 2002, we issued $175 million of senior subordinated unsecured notes due 2010. These notes have a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. Prior to March 28, 2005, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our senior credit facilities require us to first repay all of the indebtedness under these facilities before we could repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness.

On March 28, 2002, we entered into an interest rate swap agreement to effectively convert interest rate expense on $140 million of our senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus 4.78%. On May 30, 2002, we sold this swap agreement and received $4.1 million. This amount, less the interest benefit earned through May 30, 2002, has been recorded as a premium to the carrying amount of the notes and will be amortized into interest income over their remaining life. Concurrent with the sale of the interest rate swap, we entered into a new interest rate swap agreement, which effectively converted $150 million of the notes from an 11% fixed annual rate to a floating rate equal to 6-month LIBOR plus 5.28%. On June 30, 2002, 6-month LIBOR was 1.96%. On August 5, 2002, we sold this new swap agreement for $5.6 million, which will also be recorded as a premium to the carrying amount of the notes and amortized into interest income over their remaining life, and entered into another interest rate swap agreement on similar terms as the May 30, 2002 agreement at a floating rate of 6-month LIBOR plus 5.95%.

Our liquidity needs increased significantly during the first half of 2002. After giving effect to our completed branded product line acquisitions, our annual net interest expense may exceed $25 million in 2002. We will make $2 million in payments in the next two years, including $1 million in August 2002, and may have to make contingent payments in the next several years of $47 million in connection with our product line acquisitions of M.V.I. and Aquasol, of which $43.5 million is potentially due in August 2004. In addition, we may have to make contingent payments of $5 million over five years in connection with the purchase of our Charleston, South Carolina manufacturing facility. We have $5.4 million of principal repayments due in the next twelve months under our senior credit facilities and will make an interest payment on the senior subordinated notes of $9.6 million in October 2002. This interest payment will be reduced by approximately $1.0 million to be received under our interest rate swap agreement.

On April 5, 2002, we filed a Registration Statement on Form S-1, proposing to sell 1.5 million shares of our common stock to the public. An additional 1.1 million shares were proposed to be sold by other selling stockholders. On May 24, 2002, we withdrew the Registration Statement because the terms obtainable in the market place were not sufficiently attractive to warrant proceeding with the sale of the shares.

We believe that our senior credit facilities and cash flow provided by operations will be sufficient to fund near-term growth and fund our guaranteed and contingent payment obligations arising from our acquisitions. We may require additional financing to pursue other acquisition opportunities or for other reasons. We may from time to time seek to obtain additional funds through the public or private issuance of equity or debt securities. While we remain confident that we can obtain additional financing, if necessary, we cannot assure you that additional financing will be available or that the terms will be acceptable to us.

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

Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial condition:

         - We have recently transitioned our company to a specialty pharmaceutical company with challenges and risks that we have not historically faced in our fee-for-services and product development businesses;
         - We may devote significant operational and financial resources to develop products that we may never be able to successfully commercialize;
         - We have increased our sales and net income through a series of acquisitions of branded products, and we intend to seek more acquisition opportunities; we may have overpaid, or may overpay in the future, for a branded product line that may not produce sufficient cash flow to repay our debt, including indebtedness incurred in connection with that acquisition;
         - We are dependent on third parties for essential business functions and problems with these third-party arrangements could materially adversely affect our ability to manufacture and sell products and our financial condition and results of operations;
         - Competition from the sale of generic products and the development by other companies of new branded products could cause the revenues from our branded products to decrease significantly;
         - We may be unable to obtain government approval for our products or comply with government regulations relating to our business; and
         - Changes in government regulations may favor sales of generic products that compete with our branded products.

Additional factors that may cause the actual results to differ materially are discussed in Exhibit 99.1 to this report hereto and incorporated herein by reference and in our recent filings with the SEC, including, but not limited to, our registration statements, as amended, our Annual Report on Form 10-K filed with the

SEC on March 11, 2002, including the exhibits attached or incorporated therein, our Form 10-Q filed with the SEC on May 15, 2002, including the exhibits thereof, our Form 8-K reports, and other periodic filings. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change. If the exchange rate between the euro and the U.S. dollar were to change by 10%, year to date net income for June 30, 2002 would have changed by $35,000 due to the change in reported results from European operations.

We are also exposed to fluctuations in interest rates on borrowings under our senior credit facilities and on $150 million of our senior subordinated notes, due to our entering into the interest rate swap agreement discussed above. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, annual interest expense on variable rate debt would increase by approximately $3.2 million, or $800,000 per quarter.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

We are also involved in three actions centered on our omeprazole-related patents. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca. Two cases have been filed against us by Dr. Reddy's Laboratories Ltd. and Dr. Reddy's Laboratories, Inc. in the United States District Court for the Southern District of New York in July 2001 and November 2001. These plaintiffs have sought but, as of March 1, 2002 have not obtained, approval from the FDA to market a generic form of Prilosec. The plaintiffs in these cases are challenging the validity of five patents that we have obtained relating to omeprazole (U.S. Patent Nos. 6,262,085, 6,262,086, 6,268,385, 6,312,712 and
6,312,723) and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. We have denied the substantive allegations made in these cases. Both cases are in the initial stages and discovery is just beginning.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2002, the Company held its annual meeting of stockholders. The total number of shares outstanding as of the record date, March 25, 2002, was 18,162,076. The matters voted on at the meeting and the results are as follows:

Election of Directors:

                              John M. Ryan   Joseph H. Gleberman     Richard G. Morrision, Ph.D.
                              ------------   -------------------     ---------------------------
     Votes For                 17,264,411        17,239,766                 17,264,526
     Votes Withheld               223,227           247,872                    223,112

Amend the 1997 Stock Option Plan authorizing the issuance of an additional 1,250,000 options:

     Votes For                    10,335,405
     Votes Against                 4,611,614
     Abstentions                     409,094

Amend the 2000 Stock Option Plan for Non-employee Directors authorizing the issuance of an additional 250,000 options:

     Votes For                    10,375,754
     Votes Against                 4,572,610
     Abstentions                     407,749

Amend the Company's Certificate of Incorporation increasing the size of the Board of Directors to ten members:

     Votes For                    17,301,776
     Votes Against                    28,982
     Abstentions                     156,880

Ratify the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending December 21, 2002:

     Votes For                    16,395,364
     Votes Against                 1,089,919
     Abstentions                       2,355

No other matters were voted on at the meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the "Exhibit Index", which immediately precedes such exhibits, and is incorporated herein by reference.

REPORTS ON FORM 8-K:

During the second quarter of 2002, the Company filed the following Current Reports on Form 8-K:

         - Dated April 2, 2002, reporting the completion of the acquisition of the Darvon and Darvocet-N branded product lines from Eli Lilly and Company.
         - Dated April 12, 2002, to file an amendment to the March 7, 2002 Form 8-K, which announced the agreement to acquire the Darvon and Darvocet-N branded product lines.
         - Dated May 3, 2002, to file a press release reporting the Company's results of operations for the three months ended March 31, 2002 and announce the appointment of Dr. Phillip Tabbiner as the Company's Chief Executive Officer and Dr. Frederick Sancilio as Executive Chairman of the Board of Directors.
         - Dated May 23, 2002, to file an amendment to the January 24, 2002 Form 8-K to provide additional information regarding the acquisitions of the M.V.I. and Aquasol branded product lines.
         - Dated May 24, 2002, to file an amendment to the March 11, 2002 Form 8-K to provide audited special purpose financial statements related to the acquisition of the Darvon and Darvocet-N branded product lines.
         - Dated June 14, 2002, to file an amendment to the March 7, 2002 Form 8-K to provide additional information regarding the acquisition of the Darvon and Darvocet-N branded product lines.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 AAIPHARMA INC.



Date:  August 13, 2002           By: /s/ PHILIP S. TABBINER
       ---------------               ------------------------------------
                                         Philip S. Tabbiner, D.B.A.
                                         President and Chief
                                         Executive Officer



Date:  August 13, 2002           By: /s/ WILLIAM L. GINNA, JR.
       ---------------               ------------------------------------
                                         William L. Ginna, Jr.
                                         Executive Vice President and
                                         Chief Financial Officer

                                 AAIPHARMA INC.
                                  EXHIBIT INDEX

EXHIBIT
NO.                               DESCRIPTION
3.1         Amended and Restated Certificate of Incorporation of the Company and
            Amendment to Certificate of Incorporation dated May 24, 2000, and
            Amendment to Certificate of Incorporation dated November 15, 2000 and Amendment to Certificate of Incorporation dated June 27, 2002

3.2         Amended By-laws of the Company (incorporated by reference to Exhibit
            3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.1 Articles Fourth, Seventh, Eleventh and Twelfth of the form of the Amended and Restated Certificate of Incorporation of the Company
            (incorporated by reference to Exhibit 3.1)

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

99.1        Risk Factors

99.2.       Statement Regarding Compliance with 18 U.S.C. Section 1350