Form 10-Q
period 2002-09-30
AAIPHARMA INC
filed 2002-11-14
CIK 1013243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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

(910) 254-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]     NO [  ]

The number of shares of the Registrant’s common stock outstanding, as of November 6, 2002 was 18,332,471 shares.

aaiPharma Inc.
Table of Contents

The terms “Company”, “Registrant” or “aaiPharma” in this Form 10-Q include aaiPharma Inc. and its subsidiaries, except where the context may indicate otherwise. Any item which is not applicable or to which the answer is negative has been omitted.

We own the U.S. rights to the following registered and unregistered trademarks: M.V.I.®, Aquasol™, Brethine®, Darvon®, Darvocet-N®, ProSorb®, ProSorb-D™, NeoSan™ and aaiPharma™. We also reference trademarks owned by other companies. Prilosec® is a registered trademark of AstraZeneca AB and Prozac® is a registered trademark of Eli Lilly and Company. All references in this Form 10-Q to any of these terms lacking the “®” or “™” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues	$61,209	$34,908	$168,276	$94,989

Operating costs and expenses:
Direct costs	20,731	18,321	65,016	49,046
Selling	6,085	3,619	16,161	9,348
General and administrative	11,734	7,879	32,980	22,004
Research and development	5,618	2,655	15,691	6,763
Direct pharmaceutical start-up costs	—	442	—	2,123

	44,168	32,916	129,848	89,284

Income from operations	17,041	1,992	38,428	5,705
Other expense
Interest, net	(5,506)	(890)	(13,882)	(1,600)
Other	(77)	84	126	(603)

	(5,583)	(806)	(13,756)	(2,203)

Income before income taxes and extraordinary loss	11,458	1,186	24,672	3,502
Provision for income taxes	4,354	478	9,375	964

Income before extraordinary loss	7,104	708	15,297	2,538
Extraordinary loss, net of a tax benefit of $2,714	—	—	(5,339)	—

Net income	$7,104	$708	$9,958	$2,538

Basic earnings (loss) per share:
Income before extraordinary loss	$0.39	$0.04	$0.84	$0.14
Extraordinary loss	—	—	(0.29)	—

Net income	$0.39	$0.04	$0.55	$0.14

Weighted average shares outstanding	18,278	17,945	18,198	17,774

Diluted earnings (loss) per share:
Income before extraordinary loss	$0.38	$0.04	$0.81	$0.14
Extraordinary loss	—	—	(0.28)	—

Net income	$0.38	$0.04	$0.53	$0.14

Weighted average shares outstanding	18,708	18,571	18,947	18,152

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,994	$6,371
Accounts receivable, net	33,841	26,594
Work-in-progress	10,715	10,464
Inventories	13,723	9,057
Prepaid and other current assets	8,243	5,972

Total current assets	75,516	58,458
Property and equipment, net	52,569	37,035
Goodwill and other intangibles, net	300,023	88,504
Other assets	14,756	12,289

Total assets	$442,864	$196,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term debt	$9,167	$—
Accounts payable	14,947	15,444
Customer advances	15,274	13,349
Accrued wages and benefits	7,511	3,879
Interest payable	11,137	371
Other accrued liabilities	4,078	4,922

Total current liabilities	62,114	37,965
Long-term debt, less current portion	285,530	78,878
Other liabilities	4,636	224
Commitments and contingencies	—	—
Redeemable warrants	—	2,855
Stockholders’ equity:
Common stock	18	18
Paid-in capital	78,427	75,233
Retained earnings	13,236	3,278
Accumulated other comprehensive losses	(1,097)	(2,165)

Total stockholders’ equity	90,584	76,364

Total liabilities and stockholders’ equity	$442,864	$196,286

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Income before extraordinary loss	$15,297	$2,538
Adjustments to reconcile income before extraordinary loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,965	5,600
Other	476	1,067
Changes in operating assets and liabilities:
Trade and other receivables	(6,958)	(16,665)
Work-in-progress	156	(803)
Inventories	(4,610)	(2,699)
Prepaid and other assets	(11,922)	(1,116)
Accounts payable	(667)	(334)
Customer advances	1,646	814
Interest payable	10,766	(55)
Accrued wages and benefits and other accrued liabilities	5,589	6,101

Net cash provided by (used in) operating activities	16,738	(5,552)

Cash flows from investing activities:
Purchases of property and equipment	(6,659)	(3,519)
Purchases of property and equipment previously leased	(14,145)	—
Proceeds from sales of property and equipment	13	3,401
Acquisitions	(211,997)	(52,163)
Other	(529)	(104)

Net cash used in investing activities	(233,317)	(52,385)

Cash flows from financing activities:
Net payments on short-term borrowings	—	(3,216)
Proceeds from long-term borrowings	255,298	60,859
Payments on long-term borrowings	(39,400)	(998)
Issuance of common stock	3,193	2,304
Other	16	(75)

Net cash provided by financing activities	219,107	58,874

Net increase in cash and cash equivalents	2,528	937
Effect of exchange rate changes on cash	95	(1)
Cash and cash equivalents, beginning of period	6,371	1,225

Cash and cash equivalents, end of period	$8,994	$2,161

Supplemental information, cash paid for:
Interest	$4,759	$890

Income taxes	$2,405	$67

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net income	$7,104	$708	$9,958	$2,538
Currency translation adjustments	(269)	695	1,068	(385)
Reclassification adjustment of realized (loss)/gain on available for sale securities	—	(44)	—	547

Comprehensive income	$6,835	$1,359	$11,026	$2,700

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated financial information as of December 31, 2001 has been derived from audited financial statements; certain amounts from the three and nine months ended September 30, 2001 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, which were included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. SAB 101 specifically addresses revenue recognition issues related to certain upfront payments or fees. In accordance with SAB 101, certain upfront fees and payments recognized as income in prior periods are required to be deferred and amortized into revenue over the terms of the relevant agreements or as the on-going services are performed. For the three and nine months ended September 30, 2002, the Company recognized $56,000 and $222,000 of revenue related to the amortization of these deferred amounts, respectively. For the three and nine months ended September 30, 2001, the Company recognized $83,000 and $417,000 of revenue related to the amortization of these deferred amounts, respectively.

In July 2001, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but must be reviewed at least annually for impairment. In the second quarter of 2002, the Company identified reporting units and related goodwill, as defined by SFAS No. 142, and tested the goodwill for impairment, as of December 31, 2001, using the expected present value of future cash flows approach. As a result of this valuation process, as well as the application of the remaining provisions of SFAS No. 142, the Company concluded that there was no impairment of goodwill related to any of the Company’s reporting units. SFAS No. 142 also states that goodwill and indefinite-lived intangible assets acquired after June 30, 2001 should not be amortized. For acquisitions completed subsequent to June 30, 2001, the Company recorded $51.0 million of indefinite-lived intangible assets and $159.7 million of goodwill. These assets are not subject to amortization. The statement was effective for fiscal years beginning after December 15, 2001. Prior to the adoption of SFAS No. 142, the Company amortized goodwill related to acquisitions completed prior to June 30, 2001 over estimated useful lives ranging from 3 to 20 years. Amortization of goodwill totaled $293,000 and $633,000 for the three and nine months ended September 30, 2001. In accordance with SFAS No. 142, the Company ceased amortization of goodwill related to such acquisitions.

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement eliminates the automatic classification of gain or loss on early extinguishment of debt as an extraordinary item and requires that any such gain or loss be reviewed under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. The Company does not expect that the adoption of SFAS No. 145 will have a significant impact on its consolidated results of operations, financial position or cash flows.

2. Earnings per share

The following table provides a reconciliation of the denominators for the basic and diluted earnings per share computations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Basic earnings per share:
Weighted average number of shares	18,278	17,945	18,198	17,774
Effect of dilutive securities:
Stock options	430	626	749	378

Diluted earnings per share:
Adjusted weighted average number of shares and assumed conversions	18,708	18,571	18,947	18,152

3. Financial information by business segment and geographic area

The Company operates in three business segments consisting of a product sales business, primarily comprised of the pharmaceuticals business unit, a product development business, primarily the aaiResearch business unit, and a fee-for-service business, primarily the AAI International business unit. The product sales business provides for the sales of M.V.I., Aquasol, Brethine, Darvon, Darvocet-N and azathioprine product lines and for the commercial manufacturing of small quantity products outsourced by other pharmaceutical companies. In the product development segment, the Company internally develops drugs and technologies for future sales by the product sales business or with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The core services provided on a fee-for-service basis to pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials. The majority of the Company’s non-U.S. operations are located in Germany.

Corporate income (loss) from operations includes general corporate overhead costs and, in fiscal 2001, goodwill amortization, which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Net revenues:
Product sales	$35,925	$6,653	$90,775	$11,250
Product development	5,663	4,526	14,267	13,209

	41,588	11,179	105,042	24,459

Research revenues:
Non-clinical	14,748	16,013	46,143	49,089
Clinical	4,873	7,716	17,091	21,441

	19,621	23,729	63,234	70,530

	$61,209	$34,908	$168,276	$94,989

United States	$62,685	$31,726	$167,386	$85,171
Germany	4,526	3,757	11,440	11,851
Other	315	208	711	752
Less intercompany	(6,317)	(783)	(11,261)	(2,785)

	$61,209	$34,908	$168,276	$94,989

Income (loss) from operations:
Product sales	$22,137	$1,714	$53,011	$1,228
Product development	147	1,910	(1,130)	6,588

	22,284	3,624	51,881	7,816

Research revenues:
Non-clinical	(519)	(76)	(1,332)	4,128
Clinical	131	1,641	993	2,157

	(388)	1,565	(339)	6,285

Corporate	(4,855)	(3,197)	(13,114)	(8,396)

	$17,041	$1,992	$38,428	$5,705

United States	$16,619	$2,406	$38,469	$5,365
Germany	439	(302)	227	644
Other	(17)	(112)	(268)	(304)

	$17,041	$1,992	$38,428	$5,705

	September 30,	December 31,
	2002	2001

Total assets:
Product sales	$350,812	$105,541
Product development	5,614	7,832
Research revenues	48,014	55,555
Corporate	38,424	27,358

	$442,864	$196,286

United States	$421,665	$176,518
Germany	20,038	18,794
Other	1,161	974

	$442,864	$196,286

As discussed above, the Company is currently reporting its financial results based on three operating segments. As a result of changes in the Company’s operations during the current year, including its transition into the specialty pharmaceutical business, the segment structure and reporting will be reviewed during the fourth quarter of 2002 and may be revised in light of ongoing developments in the way the Company is being managed and operated. Any changes in the reporting segments will be made in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” and reported in the Company’s Annual Report on Form 10-K for the year ending December 31, 2002.

4. Transactions with related parties

The Company has revenue, accounts receivable and work-in-progress with Aesgen, Inc. (“Aesgen”) and Endeavor Pharmaceuticals, Inc. (“Endeavor”). Both Endeavor and Aesgen were organized by aaiPharma Inc. and its principal shareholders and continue to be related parties. Revenues recognized from Aesgen totaled $149,000 and $488,000 for the three and nine months ended September 30, 2002. No revenues were recognized from Aesgen for the three and nine months ended September 30, 2001.

Revenues recognized from Endeavor totaled $32,000 and $998,000 for the three and nine months ended September 30, 2002, and were $11,000 and $241,000 for the three and nine months ended September 30, 2001. Services performed by the Company for Aesgen are covered by a Subscription Agreement, whereby the Company has agreed to receive Aesgen preferred stock in lieu of cash for the services performed. At September 30, 2002, we had no accounts receivable or work-in-progress related to Aesgen, and had approximately $145,000 of accounts receivable and work-in-progress related to Endeavor.

5.     Debt

The following table presents the components of current maturities of long-term debt and short-term debt:

	September 30,	December 31,
	2002	2001

	(In thousands)
Current maturities of long-term debt and short-term debt	$9,167	$—

The following table presents the components of long-term debt:

	September 30,	December 31,
	2002	2001

	(In thousands)
U.S. bank term loan	$88,000	$78,000
U.S. revolving credit facility	22,000	—
11% senior subordinated notes due 2010, net of original issue discount	173,927	—
Interest rate swap monetization deferred income	10,848	—
Fair value of interest rate swap	(78)	—
Obligations under asset purchase agreement	—	878
Less current maturities of long-term debt	(9,167)	—

Total long-term debt due after one year	$285,530	$78,878

On March 28, 2002, the Company entered into a $175 million senior secured credit facility consisting of a $75.0 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term, with amortization of $5.0 million, $15.0 million, $20.0 million, $25.0 million and $35.0 million, respectively, in years one through five. As of September 30, 2002, the Company has paid $3.3 million of the first year’s required payment plus $8.7 million of future required payments. The availability of borrowings under the revolving credit facility is not limited by a borrowing base. The senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at the Company’s option. On September 30, 2002, 30-day LIBOR was 1.81%. Such facilities are guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. These senior credit facilities may be prepaid at any time without a premium.

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

Concurrent with the issuance of the senior subordinated notes, the Company entered into an interest rate swap agreement to effectively convert interest expense on $140 million of senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On August 5, 2002, and again on September 19, 2002, the Company sold the then outstanding swap agreement for $5.6 million and $3.7 million, respectively. The amounts received, less the interest benefit earned through the dates of sale, have been recorded as a premium to the carrying amount of the notes and will be amortized into interest income over their remaining life. Currently, the Company has an interest rate swap agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 6.54%. On September 30, 2002, 6-month LIBOR was 1.71%.

Under the terms of the senior secured credit facility and the senior subordinated notes, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurring additional indebtedness. The Company was in compliance with the covenants at September 30, 2002.

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

The following unaudited pro forma consolidated financial information reflects the results of operations for the three and nine months ended September 30, 2002 and 2001, as if the above acquisition had occurred at the beginning of the period presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

	(In thousands, except per share data)
Net revenues	$61,209	$51,135	$178,008	$145,693
Income before extraordinary loss	7,104	3,880	13,821	11,910
Net income	7,104	3,880	8,482	11,910
Basic earnings per share:
Income before extraordinary loss	$0.39	$0.22	$0.76	$0.67
Net income	$0.39	$0.22	$0.47	$0.67
Diluted earnings per share:
Income before extraordinary loss	$0.38	$0.21	$0.73	$0.66
Net income	$0.38	$0.21	$0.45	$0.66

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisitions taken place at the beginning of the period presented. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

As previously reported, the Company completed the acquisition of the M.V.I. and Aquasol branded product lines in August 2001, and the acquisition of the Brethine branded product line in December 2001. Revenues from the sales of these products are included in the Company’s results of operations beginning on their acquisition dates.

7.     Extraordinary Loss

In March 2002, the Company recorded a charge of $5.3 million, net of a tax benefit of $2.7 million, to record the write-off of deferred financing and other costs related to its prior debt facilities and redeemable warrants.

8.     Financial Information for Subsidiary Guarantors and Non-Guarantors

In the first quarter of 2002, the Company issued senior subordinated notes which are guaranteed by certain of the Company’s subsidiaries.

The following presents condensed consolidating financial information for the Company, segregating: (1) aaiPharma Inc., which issued the notes (the “Issuer”); (2) the domestic subsidiaries, which guarantee the notes (the “Guarantor Subsidiaries”); and (3) all other subsidiaries (the “Non-Guarantor Subsidiaries”). The guarantor subsidiaries are wholly-owned direct subsidiaries of the Company and their guarantees are full, unconditional and joint and several. Wholly-owned subsidiaries are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and inter-company balances and transactions.

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

	Three Months Ended September 30, 2002

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$15,598	$47,085	$4,843	$(6,317)	$61,209
Equity earnings from subsidiaries	18,124	—	—	(18,124)	—

Total revenues	33,722	47,085	4,843	(24,441)	61,209

Operating costs and expenses:
Direct costs	11,660	12,032	2,953	(5,914)	20,731
Selling	1,553	4,082	450	—	6,085
General and administrative	7,744	2,969	1,021	—	11,734
Research and development	164	5,454	—	—	5,618

	21,121	24,537	4,424	(5,914)	44,168

Income (loss) from operations	12,601	22,548	419	(18,527)	17,041
Other income (expense):
Interest, net	(1,693)	(3,798)	(15)	—	(5,506)
Net intercompany interest	(592)	639	(47)	—	—
Other	1,188	(1,257)	(8)	—	(77)

	(1,097)	(4,416)	(70)	—	(5,583)

Income (loss) before income taxes and extraordinary loss	11,504	18,132	349	(18,527)	11,458
Provision for income taxes	4,400	—	(46)	—	4,354

Income (loss) before extraordinary loss	7,104	18,132	395	(18,527)	7,104
Extraordinary loss	—	—	—	—	—

Net income (loss)	$7,104	$18,132	$395	$(18,527)	$7,104

	Three Months Ended September 30, 2001

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$12,954	$18,772	$3,965	$(783)	$34,908
Equity earnings from subsidiaries	5,558	—	—	(5,558)	—

Total revenues	18,512	18,772	3,965	(6,341)	34,908

Operating costs and expenses:
Direct costs	9,230	7,116	2,758	(783)	18,321
Selling	1,895	1,288	436	—	3,619
General and administrative	5,213	1,481	1,185	—	7,879
Research and development	340	2,315	—	—	2,655
Direct pharmaceutical start-up costs	—	442	—	—	442

	16,678	12,642	4,379	(783)	32,916

Income (loss) from operations	1,834	6,130	(414)	(5,558)	1,992
Other income (expense):
Interest, net	(6,470)	5,544	36	—	(890)
Net intercompany interest	5,351	(5,290)	(61)	—	—
Other	471	(421)	34	—	84

	(648)	(167)	9	—	(806)

Income (loss) before income taxes	1,186	5,963	(405)	(5,558)	1,186
Provision for income taxes	478	—	—	—	478

Net income (loss)	$708	$5,963	$(405)	$(5,558)	$708

	Nine Months Ended September 30, 2002

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$46,271	$121,113	$12,153	$(11,261)	$168,276
Equity earnings from subsidiaries	36,703	—	—	(36,703)	—

Total revenues	82,974	121,113	12,153	(47,964)	168,276

Operating costs and expenses:
Direct costs	31,646	35,863	8,156	(10,649)	65,016
Selling	4,957	9,937	1,267	—	16,161
General and administrative	21,790	8,416	2,774	—	32,980
Research and development	580	15,111	—	—	15,691

	58,973	69,327	12,197	(10,649)	129,848

Income (loss) from operations	24,001	51,786	(44)	(37,315)	38,428
Other income (expense):
Interest, net	(1,240)	(12,650)	8	—	(13,882)
Net intercompany interest	(1,740)	1,896	(156)	—	—
Other	97	(3)	32	—	126

	(2,883)	(10,757)	(116)	—	(13,756)

Income (loss) before income taxes and extraordinary loss	21,118	41,029	(160)	(37,315)	24,672
Provision for income taxes	9,511	—	(136)	—	9,375

Income (loss) before extraordinary loss	11,607	41,029	(24)	(37,315)	15,297
Extraordinary loss	(1,649)	(3,690)	—	—	(5,339)

Net income (loss)	$9,958	$37,339	$(24)	$(37,315)	$9,958

	Nine Months Ended September 30, 2001

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$41,729	$43,442	$12,602	$(2,784)	$94,989
Equity earnings from subsidiaries	12,781	—	—	(12,781)	—

Total revenues	54,510	43,442	12,602	(15,565)	94,989

Operating costs and expenses:
Direct costs	26,047	17,788	7,995	(2,784)	49,046
Selling	5,691	2,660	997	—	9,348
General and administrative	13,585	5,148	3,271	—	22,004
Research and development	1,534	5,229	—	—	6,763
Direct pharmaceutical start-up costs	—	2,123	—	—	2,123

	46,857	32,948	12,263	(2,784)	89,284

Income (loss) from operations	7,653	10,494	339	(12,781)	5,705
Other income (expense):
Interest, net	(6,969)	5,542	(173)	—	(1,600)
Net intercompany interest	3,166	(3,087)	(79)	—	—
Other	(348)	(456)	201	—	(603)

	(4,151)	1,999	(51)	—	(2,203)

Income (loss) before income taxes	3,502	12,493	288	(12,781)	3,502
Provision for income taxes	964	—	—	—	964

Net income (loss)	$2,538	$12,493	$288	$(12,781)	$2,538

	September 30, 2002

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$8,426	$151	$417	$—	$8,994
Accounts receivable, net	10,526	20,423	2,892	—	33,841
Work-in-progress	4,016	4,182	4,011	(1,494)	10,715
Inventories	4,503	9,259	574	(613)	13,723
Prepaid and other current assets	3,664	4,124	455	—	8,243

Total current assets	31,135	38,139	8,349	(2,107)	75,516
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	42,442	6,282	3,845	—	52,569
Goodwill and other intangibles, net	1,537	289,571	8,915	—	300,023
Other assets	4,547	10,120	89	—	14,756

Total assets	$145,722	$297,910	$21,198	$(21,966)	$442,864

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term debt	$—	$9,167	$—	$—	$9,167
Accounts payable	3,019	10,643	1,285	—	14,947
Customer advances	7,797	6,755	2,216	(1,494)	15,274
Accrued wages and benefits	4,798	1,338	1,375	—	7,511
Interest Payable	265	10,872	—	—	11,137
Other accrued liabilities	(757)	4,571	315	(51)	4,078

Total current liabilities	15,122	43,346	5,191	(1,545)	62,114
Long-term debt, less current portion	22,000	263,530	—	—	285,530
Other liabilities	4,636	—	—	—	4,636
Investments in and advances to subsidiaries	91,496	(96,136)	4,589	51	—
Redeemable warrants	—	—	—	—	—
Total stockholders’ equity	12,468	87,170	11,418	(20,472)	90,584

Total liabilities and stockholders’ equity	$145,722	$297,910	$21,198	$(21,966)	$442,864

	December 30, 2001

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$5,301	$154	$916	$—	$6,371
Accounts receivable, net	13,189	8,415	2,690	2,300	26,594
Work-in-progress	3,871	5,099	3,794	(2,300)	10,464
Inventories	2,955	5,584	518	—	9,057
Prepaid and other current assets	3,081	2,640	251	—	5,972

Total current assets	28,397	21,892	8,169	—	58,458
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	27,724	5,841	3,470	—	37,035
Goodwill and other intangibles, net	1,071	79,383	8,050	—	88,504
Other assets	7,372	4,836	81	—	12,289

Total assets	$130,625	$65,750	$19,770	$(19,859)	$196,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term debt	$—	$14	$—	$(14)	$—
Accounts payable	3,626	10,236	1,582	—	15,444
Customer advances	3,883	6,874	2,592	—	13,349
Accrued wages and benefits	2,040	958	881	—	3,879
Interest payable	—	371	—	—	371
Other accrued liabilities	2,821	2,201	302	(402)	4,922

Total current liabilities	12,370	20,654	5,357	(416)	37,965
Long-term debt, less current portion	—	78,878	—	—	78,878
Other liabilities	224	—	—	—	224
Investments in and advances to subsidiaries	79,157	(83,625)	4,052	416	—
Redeemable warrants	2,855	—	—	—	2,855
Total stockholders’ equity	36,019	49,843	10,361	(19,859)	76,364

Total liabilities and stockholders’ equity	$130,625	$65,750	$19,770	$(19,859)	$196,286

	Nine Months Ended September 30, 2002

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Income (loss) before extraordinary loss	$11,607	$41,029	$(24)	$(37,315)	$15,297
Adjustments to reconcile net income (loss) before extraordinary loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,499	2,730	736	—	6,965
Other	(5)	11	470	—	476
Changes in operating assets and liabilities:
Trade and other receivables	2,663	(12,008)	87	2,300	(6,958)
Work-in-progress	(146)	918	189	(805)	156
Inventories	(1,548)	(3,675)	—	613	(4,610)
Prepaid and other assets	2,243	(13,988)	(177)	—	(11,922)
Accounts payable	(607)	407	(467)	—	(667)
Customer advances	3,915	(120)	(655)	(1,494)	1,646
Interest payable	265	10,501	—	—	10,766
Accrued wages and benefits and other accrued liabilities	738	4,554	(53)	350	5,589
Intercompany receivables and payables	(26,014)	(10,863)	540	36,337	—

Net cash (used in) provided by operating activities	(3,390)	19,496	646	(14)	16,738

Cash flows from investing activities:
Purchases of property and equipment	(18,113)	(1,423)	(1,268)	—	(20,804)
Proceeds from sales of property and equipment	13	—	—	—	13
Acquisitions	—	(211,997)	—	—	(211,997)
Other	(578)	49	—	—	(529)

Net cash used in investing activities	(18,678)	(213,371)	(1,268)	—	(233,317)

Cash flows from financing activities:
Proceeds from long-term borrowings	49,401	205,897	—	—	255,298
Payments on long-term borrowings	(27,400)	(12,014)	—	14	(39,400)
Issuance of common stock	3,193	—	—	—	3,193
Other	—	(11)	27	—	16

Net cash provided by financing activities	25,194	193,872	27	14	219,107

Net increase (decrease) in cash and cash equivalents	3,126	(3)	(595)	—	2,528
Effect of exchange rate changes on cash	—	—	95	—	95
Cash and cash equivalents, beginning of period	5,300	154	917	—	6,371

Cash and cash equivalents, end of period	$8,426	$151	$417	$—	$8,994

	Nine Months Ended September 30, 2001

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$2,538	$12,493	$288	$(12,781)	$2,538
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,761	789	1,050	—	5,600
Other	453	407	207	—	1,067
Changes in operating assets and liabilities:
Trade and other receivables	(6,061)	(10,546)	(58)	—	(16,665)
Work-in-progress	2,415	(945)	(2,273)	—	(803)
Inventories	816	(3,594)	79	—	(2,699)
Prepaid and other assets	3,444	(4,573)	13	—	(1,116)
Accounts payable	(315)	14	(33)	—	(334)
Customer advances	1,144	(1,121)	791	—	814
Interest Payable	(129)	74	—	—	(55)
Accrued wages and benefits and other accrued liabilities	1,274	4,369	458	—	6,101
Intercompany receivables and payables	(7,845)	(7,407)	2,471	12,781	—

Net cash provided by (used in) operating activities	1,495	(10,040)	2,993	—	(5,552)

Cash flows from investing activities:
Purchases of property and equipment	(1,925)	(593)	(1,001)	—	(3,519)
Proceeds from sales of property and equipment	2,757	644	—	—	3,401
Product acquisitions	(983)	(51,180)	—	—	(52,163)
Other	(104)	—	—	—	(104)

Net cash used in investing activities	(255)	(51,129)	(1,001)	—	(52,385)

Cash flows from financing activities:
Net payments on short-term debt	(1,553)	—	(1,663)	—	(3,216)
Proceeds from long-term borrowings	—	60,859	—	—	60,859
Payments on long-term borrowings	(952)	(46)	—	—	(998)
Issuance of common stock	2,304	—	—	—	2,304
Other	(3)	(35)	(37)	—	(75)

Net cash (used in) provided by financing activities	(204)	60,778	(1,700)	—	58,874

Net increase in cash and cash equivalents	1,036	(391)	292	—	937
Effect of exchange rate changes on cash	—	—	(1)	—	(1)
Cash and cash equivalents, beginning of period	639	497	89	—	1,225

Cash and cash equivalents, end of period	$1,675	$106	$380	$—	$2,161

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our quarterly results have been, and we expect them to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, demand for our pharmaceutical product lines, ability of contract manufacturers to supply conforming products on a timely basis, costs and results of ongoing and future litigation by and against us, progress of ongoing contracts, amounts recognized for licensing and royalty revenues, the commencement, completion or cancellation of large contracts, timing and amounts of start-up expenses for new facilities, timing and level of research and development expenditures, and changes in the mix of services. Because a large percentage of our fee-for-service operating costs are relatively fixed, variations in the timing and progress of large contracts, changes in the demand for our services and products, or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect our quarterly results. Accordingly, we believe that comparisons of our quarterly financial results may not be meaningful.

Results of Operations:

The following table presents the net revenues for each of our business units and our consolidated expenses and net income, with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2002		2001		2002		2001

	(dollars in thousands)
Net revenues:
Product sales	$35,925	59%	$6,653	19%	$90,775	55%	$11,250	11%
Product development	5,663	9%	4,526	13%	14,267	8%	13,209	14%

	41,588	68%	11,179	32%	105,042	63%	24,459	25%

Research revenues:
Non-clinical	14,748	24%	16,013	46%	46,143	27%	49,089	52%
Clinical	4,873	8%	7,716	22%	17,091	10%	21,441	23%

	19,621	32%	23,729	68%	63,234	37%	70,530	75%

	$61,209	100%	$34,908	100%	$168,276	100%	$94,989	100%

Direct costs	$20,731	34%	$18,321	52%	$65,016	39%	$49,046	52%
Selling	6,085	10%	3,619	10%	16,161	10%	9,348	10%
General and administrative	11,734	19%	7,879	23%	32,980	20%	22,004	23%
Research and development	5,618	9%	2,655	8%	15,691	9%	6,763	7%
Direct pharmaceutical start-up costs	—	—	442	1%	—	—	2,123	2%
Income from operations	17,041	28%	1,992	6%	38,428	23%	5,705	6%
Interest expense, net	5,506	9%	890	3%	13,882	8%	1,600	2%
Provision for income taxes	4,354	7%	478	1%	9,375	6%	964	1%
Net income	7,104	12%	708	2%	9,958	6%	2,538	3%

Third Quarter 2002 Compared to Third Quarter 2001

Our consolidated net revenues for the quarter ended September 30, 2002 increased 75% to $61.2 million, from $34.9 million in the third quarter of 2001. Net revenues from product sales increased to $35.9 million in 2002, from $6.7 million in 2001, due to sales of our M.V.I. and Aquasol products, which we acquired in mid-August 2001, our Brethine products, which we acquired in December of 2001, and sales of Darvon and Darvocet-N, which we acquired at the end of the first quarter of 2002. Because these acquired product lines will contribute revenues for the full year ending December 31, 2002, we have planned for significantly increased net revenues and expense from these product lines for 2002. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $0.3 million and $1.6 million to net revenues from product sales in the third quarters of 2002 and 2001, respectively.

Net revenues from product development increased 25% in the third quarter of 2002 to $5.7 million, from $4.5 million in 2001, primarily due to an increase in product development revenues under our significant development agreement, from $2.3 million in the third quarter of 2001 to $5.2 million in the third quarter of 2002. This development agreement is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Form 10-K for the fiscal year ended December 31, 2001. We expect product development revenues to be slightly lower in the fourth quarter of 2002.

Net revenues from our research revenues business decreased 17% in the third quarter of 2002 to $19.6 million, from $23.7 million in 2001. Non-clinical research revenues decreased by 8% in 2002 to $14.7 million, a decrease of $1.3 million over the prior year. Clinical research revenues decreased by 37% in 2002 to $4.9 million, from $7.7 million in 2001. These decreases were principally attributable to the redeployment of a portion of our internal resources from external revenue-producing projects to research and development projects relating to our own pharmaceutical products, both current and future, as well as other market factors.

This redeployment of resources is a strategic decision we have made to expand our proprietary product development pipeline through the increased use of our research revenue (fee-for-service) segment’s core competencies. Overall, about 15% of our fee-for-service resources were utilized in the third quarter to support our own products, especially in clinical research work on ProSorb-D. This strategy allows us to better control project flow, at lower costs, and accordingly, we believe this trend will continue into the fourth quarter of 2002 and future years, reflecting the development of our proprietary product pipeline.

Gross margin dollars, or net revenues less direct costs, increased $23.9 million, or 144%, to $40.5 million, from $16.6 million in the third quarter of 2001, reflecting the benefit from our increased product sales revenues in 2002 over the prior year. As a percentage of net revenues, gross margin dollars increased to 66% in the third quarter of 2002 from 48% in the third quarter of 2001. The higher margins generated by our product sales business were partially offset by decreases in external revenues and gross margin percentage from our research revenues business.

Selling expenses increased 68% in the third quarter of 2002 to $6.1 million, from $3.6 million in 2001. This increase is primarily due to additional selling expenses incurred by our product sales business associated with marketing and promoting our new products, maintaining and enhancing distribution channels, and developing our product sales force. As a percentage of net revenues, selling expenses in the third quarter of 2002 decreased slightly from the third quarter of 2001.

General and administrative costs increased 49% in the third quarter of 2002 to $11.7 million, from $7.9 million in 2001. This increase was primarily due to expenses related to the management build-up for our product sales business. As a percentage of net revenues, general and administrative expenses in the third quarter of 2002 decreased to 19%, from 23% in the third quarter of 2001, a trend that we expect to continue throughout the year.

Research and development expenses were approximately 9% of net revenues, or $5.6 million, in the third quarter of 2002, an increase from 8% of net revenues, or $2.7 million, in 2001. This increase resulted primarily from clinical trials for our ProSorb-D pain management product, for which we plan to file a New Drug Application with the United States Food and Drug Administration in the first quarter of 2003, and development work on line extensions for our critical care and Brethine products, for which we plan filings in the first and second quarters of 2003, respectively. In general, we target annual research and development expenses to be approximately 8% to 10% of our estimated net revenues.

There were no direct pharmaceutical start-up costs recorded in the third quarter of 2002, as compared to $0.4 million in the third quarter of 2001. These costs were incurred prior to our acquisition of any pharmaceutical product lines in 2001 and were expensed as incurred.

Net interest expense increased to $5.5 million in the third quarter of 2002, from $0.9 million in 2001. This $4.6 million increase is primarily attributable to the borrowings that funded our product line acquisitions in the second half of 2001 and the first quarter of 2002. We have planned for significantly higher net interest expense in 2002, arising from the debt incurred to fund these acquisitions.

Consolidated income from operations was $17.0 million in the third quarter of 2002, or $15.0 million higher than the prior year. This increase is primarily due to the expansion of our product sales business, partially offset by decreases in our research revenues business and our increased R&D spending.

Income from operations for our product sales business was $22.1 million in the third quarter of 2002, compared to a $1.7 million in the prior year. This increase is attributable to the revenues from our M.V.I., Aquasol, Brethine, Darvon and Darvocet-N product lines, which we acquired in the second half of 2001 and first quarter of 2002.

Income from operations for our product development business was $0.1 million in the third quarter of 2002, compared to income from operations of $1.9 million in 2001. This change resulted from our increased research and development spending, as discussed above.

We recorded a loss from operations for our research revenues business of ($0.4) million in the third quarter of 2002, compared to income from operations of $1.6 million in 2001. This decrease is primarily due to the decline in fee-for-service revenues, as described above.

Unallocated corporate expenses increased in the third quarter of 2002 to $4.9 million, from $3.2 million in 2001. This higher level was due to additions to our corporate infrastructure to accommodate the expansion of our overall business, increased legal fees to support our intellectual property and increased employee benefit expenses. As a percentage of net revenues, unallocated corporate expenses in the third quarter of 2002 decreased to 8%, from 9% in the third quarter of 2001. For comparative purposes, unallocated corporate expenses in the second quarter of 2002 were $4.8 million, which also represented 8% of net revenues.

We recorded a tax provision of $4.4 million in the third quarter of 2002, based on an effective tax rate of 38%. This rate is approximately equal to the statutory rate. Our effective tax rate for the third quarter of 2001 was 40%, which reflected a higher mix of U.S. based taxable income in that period.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Our consolidated net revenues for the nine months ended September 30, 2002 increased 77% to $168.3 million, from $95.0 million in the same period of 2001. Net revenues from product sales increased to $90.8 million in 2002, from $11.3 million in 2001, due to sales of our M.V.I., Aquasol and Brethine products, which we acquired in the second half of 2001, and sales of Darvon and Darvocet-N, which we acquired at the end of the first quarter in 2002. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $3.5 million and $6.2 million to net revenues from product sales in the first nine months of 2002 and 2001, respectively.

Net revenues from product development increased 8% in the first nine months of 2002 to $14.3 million, from $13.2 million in the same period of 2001. Product development revenues under our significant development agreement increased from $8.9 million in the first nine months of 2001 to $12.3 million in the first nine months of 2002.

Net revenues from our research revenues business decreased 10% in the first nine months of 2002 to $63.2 million, from $70.5 million in the first nine months of 2001. Non-clinical research revenues decreased by 6% in 2002 to $46.1 million, from $49.1 million in the prior year. Clinical research revenues decreased by 20% in 2002 to $17.1 million, from $21.4 million in 2001. As discussed above, these decreases were principally attributable to the redeployment of a portion of our internal resources from external revenue-producing projects to research and development projects relating to our own pharmaceutical products, as well as other market factors.

Gross margin dollars increased $57.4 million to $103.3 million, from $45.9 million in the first nine months of 2001, reflecting the benefit from our increased product sales revenues. As a percentage of net revenues, gross margin dollars increased to 61% in the first nine months of 2002 from 48% in the first nine months of 2001. The higher margins generated by our product sales business were partially offset by decreases in revenues and gross margin percentage from our research revenues business.

Selling expenses increased 73% in the first nine months of 2002 to $16.2 million, from $9.3 million in 2001. This increase is principally due to additional selling expenses incurred by our product sales business associated with marketing and promoting our new products, maintaining and enhancing distribution channels, and developing our product sales force. As a percentage of net revenues, selling expenses in the first nine months of 2002 decreased slightly from the first nine months of 2001.

General and administrative costs increased 50% in the first nine months of 2002 to $33.0 million, from $22.0 million in 2001. This increase was primarily due to expenses related to the management build-up for our product sales business. As a percentage of net revenues, general and administrative expenses in the first nine months of 2002 decreased to 20%, from 23% in the first nine months of 2001, a trend that we expect to continue throughout the year.

Research and development expenses were approximately 9% of net revenues, or $15.7 million, in the first nine months of 2002, an increase from 7% of net revenues, or $6.8 million, in 2001. As previously discussed, this increase resulted primarily from clinical trials started in the first quarter of 2002 for our ProSorb-D pain management product and line extension development of our critical care products.

There were no direct pharmaceutical start-up costs recorded in the first nine months of 2002, as compared to $2.1 million in the first nine months of 2001. These costs were incurred prior to our acquisition of any pharmaceutical product lines in 2001 and were expensed as incurred.

Net interest expense increased to $13.9 million in the first nine months of 2002, from $1.6 million in 2001. This increase is primarily attributable to the borrowings that funded our product line acquisitions.

Consolidated income from operations was $38.4 million in the first nine months of 2002, or $32.7 million higher than the prior year, and is due to the expansion of our product sales business.

Income from operations for our product sales business was $53.0 million in the first nine months of 2002, compared to $1.2 million in the prior year. This increase is attributable to the revenues and gross margin generated from our product line acquisitions.

The loss from operations for our product development business was ($1.1) million in the first nine months of 2002, compared to income from operations of $6.6 million in 2001. This change resulted from the increased research and development spending in the first nine months of 2002, as discussed above.

We recorded a loss from operations for our research revenues business of ($0.3) million in the first nine months of 2002, compared to income from operations of $6.3 million in 2001. This decrease is primarily due to the decline in research revenues, as described above.

Unallocated corporate expenses increased in the first nine months of 2002 to $13.1 million, from $8.4 million in 2001. This increase was due to additions to our corporate infrastructure to accommodate our expansion and increased legal fees to support our intellectual property. As a percentage of net revenues, unallocated corporate expenses in the first nine months of 2002 decreased to 8%, from 9% in the first nine months of 2001.

We recorded a tax provision of $9.4 million in the first nine months of 2002, based on an effective tax rate of 38%. This rate is approximately equal to the statutory rate. Our effective tax rate for the first nine months of 2001 was 28%, which reflected the utilization of tax loss-carryforwards generated by our European operations.

In March 2002, we recorded an extraordinary loss of $5.3 million, net of a tax benefit of $2.7 million, to record the write-off of deferred financing and other costs related to our prior debt facilities and redeemable warrants.

Liquidity and Capital Resources

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in the first nine months of 2002 was $16.7 million, compared to cash flow used in operations of $5.6 million in the first nine months of 2001. This change was primarily due to an increase in net income and accrued interest payable on our senior subordinated notes, partially offset by increases in accounts receivable and inventories related to the product lines we acquired and prepaid financing fees related to the financing of our acquisitions. In the third quarter of 2002, we generated cash from operating activities of $21.9 million, which was provided by our net income and increases in interest payable and accrued liabilities and a decrease in accounts receivable, partially offset by an increase in inventories related to our product sales.

Cash used in investing activities was $233.3 million in the first nine months of 2002 compared to cash used in investing activities of $52.4 million in the first nine months of 2001. This change included $211.4 million related to our acquisition of the Darvon and Darvocet-N branded product lines as further described below, and $14.1 million for the purchase of assets formerly covered by our tax retention operating lease, including our corporate headquarters in Wilmington, N.C. and a laboratory and clinical facility in Chapel Hill, N.C. In March 2001, we completed a sale/leaseback transaction on manufacturing equipment, which provided cash of $3.1 million. The lease has a five-year term and requires payments of approximately $0.6 million annually.

Cash provided by financing activities during the first nine months of 2002 was $219.1 million, primarily representing net proceeds of $255.3 million in additional borrowings under our new debt facilities, as described below, and $3.2 million of cash proceeds from the exercise of stock options, partially offset by the repayment of $39.4 million of these borrowings in the second and third quarters of 2002.

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

Concurrent with the issuance of our senior subordinated notes, we entered into an interest rate swap agreement to effectively convert interest expense on $140 million of senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On August 5, 2002, and again on September 19, 2002, we sold the then outstanding swap agreement for $5.6 million and $3.7 million, respectively. The amounts we received, less the interest benefit earned through the dates of sale, have been recorded as a premium to the carrying amount of the notes and will be amortized into interest income over their remaining life. Currently, we have an interest rate swap agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 6.54%. On September 30, 2002, 6-month LIBOR was 1.71%.

Our liquidity needs increased significantly during the first nine months of 2002. After giving effect to our completed branded product line acquisitions, our annual net interest expense may exceed $19 million in 2002. We will make a $1 million payment in August 2003, and may have to make contingent payments in the next several years of $47 million in connection with our product line acquisitions of M.V.I. and Aquasol, of which $43.5 million is potentially due in August 2004. In addition, we may have to make contingent payments of $4.8 million over four years in connection with the purchase of our Charleston, South Carolina manufacturing facility. We have $9.2 million of principal repayments due in the next twelve months under our senior credit facilities and will make an interest payment on the senior subordinated notes of $9.6 million in April 2003. This interest payment will be reduced by approximately $1.7 million to be received under our interest rate swap agreement.

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

In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement eliminates the automatic classification of gain or loss on early extinguishment of debt as an extraordinary item and requires that any such gain or loss be reviewed under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We do not expect that the adoption of SFAS No. 145 will have a significant impact on our results of operations, consolidated financial position or cash flows.

Forward Looking Statements, Risk Factors and “Safe Harbor” Language

This report contains certain forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements that include the words “may,” “will,” “estimate,” “intend,” “project,” “target,” “objective,” “goal,” “should,” “could,” “might,” “continue,” “believe,” “expect,” “plan,” “anticipate” and other similar words are intended to be forward-looking statements. We assume no obligation to update forward-looking statements, or any other statements, contained in this report.

For purposes of illustration, these forward-looking statements include statements relating to the amount, timing, and use of proceeds of future issuance of equity; the sufficiency of our senior credit facilities and cash flow from operations to fund near-term growth and to fund guaranteed and contingent acquisition payment obligations; the availability of future financing, if necessary; the expected amounts owed under future contingent acquisition payment obligations; our R&D activities, funding and trends and the expected use of our fee-for-service resources in support thereof; anticipated product development and research services net revenues and profitability levels and trends; expected levels of future net interest expenses; targeted research and development expenditures as a percentage of net revenues; anticipated levels of sales and general and administrative costs as a percentage of net revenues; and expected net revenues, expenses and profitability of our product sales.

Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial condition:

•	We have transitioned our company to a specialty pharmaceutical company with different challenges and risks;
•	We may devote significant operational and financial resources to develop products that we may never be able to successfully commercialize;
•	We have increased our sales and net income through a series of acquisitions of branded products, and we intend to seek more acquisition opportunities; we may have overpaid, or may overpay in the future, for a branded product line that may not produce sufficient cash flow to repay our debt, including indebtedness incurred in connection with that acquisition;

•	We are dependent on third parties for essential business functions and problems with these third-party arrangements could materially adversely affect our ability to manufacture and sell products and our financial condition and results of operations;
•	Competition from the sale of generic products and the development by other companies of new branded products could cause the revenues from our branded products to decrease significantly;
•	We may be unable to obtain government approval for our products or comply with government regulations relating to our business; and
•	Changes in government regulations may favor sales of generic products that compete with our branded products.

Additional factors that may cause the actual results to differ materially are discussed in Exhibit 99.1 to this report hereto and incorporated herein by reference and in our recent filings with the SEC, including, but not limited to, our registration statements, as amended, our Annual Report on Form 10-K filed with the SEC on March 11, 2002, including the exhibits attached or incorporated therein, our Form 10-Q filed with the SEC on August 14, 2002, including the exhibits thereof, our Form 8-K reports, and other periodic filings. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change. If the exchange rate between the euro and the U.S. dollar were to change by 10%, net income for the nine months ended September 30, 2002 would have changed by $2,000 due to the change in reported results from European operations.

We are also exposed to fluctuations in interest rates on borrowings under our senior credit facilities and on $150 million of our senior subordinated notes, due to our entering into the interest rate swap agreement discussed above. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, annual interest expense on variable rate debt would increase by approximately $1.2 million, or $300,000 per quarter.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures – aaiPharma Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the company’s disclosure controls and procedures as of November 11, 2002, and they concluded that these controls and procedures are effective.
(b) Changes in Internal Controls – There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 11, 2002.

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

We are a party to a number of legal actions with generic drug companies. We filed three cases in the United States District Court for the Eastern District of North Carolina claiming infringement of certain of our fluoxetine hydrochloride patents. Fluoxetine hydrochoride is an active ingredient in the drug marketed by Eli Lilly as Prozac. Each of the defendants in these three actions, Dr. Reddy’s Laboratories Ltd., a pharmaceutical company based in India, and its U.S. affiliate, Dr. Reddy’s Laboratories, Inc. (formerly Reddy-Cheminor, Inc.), Barr Laboratories, Inc., and PAR Pharmaceuticals, Inc. sells a generic fluoxetine hydrochloride product in the United States.

In the first action, filed in August 2001, we alleged that the defendants are infringing our fluoxetine hydrochloride Form A patent (U.S. Patent No. 6,258,853) and are seeking an injunction to prevent the sale of products that infringe this patent, as well as compensatory and punitive damages and attorney’s fees. In the second case, filed in October 2001, we alleged that the defendants are infringing three additional fluoxetine patents (U.S. Patent Nos. 6,310,250, 6,310,251 and 6,313,350) and are seeking an injunction to prevent the defendants from selling infringing fluoxetine products, and monetary damages. In the third action, filed in November 2001, we have brought similar claims against the defendants regarding a fifth fluoxetine patent (U.S. Patent No. 6,316,672). In each case, the defendants have filed counterclaims alleging patent invalidity, violations of the North Carolina Unfair Trade Practices Act and tortious interference with the defendants’ distribution agreements. We have denied the substantive allegations of their claims. These cases are all in the initial stages and discovery is just beginning, other than the cases involving Barr Laboratories, Inc., which have been settled and a non-exclusive license entered into with respect to our fluoxetine patents. As part of the settlement, a pre-existing agreement between us and Barr with respect to an unidentified product has been terminated by mutual consent, each party retains ownership of all of their respective confidential information provided under such agreement, and each party is free to continue to pursue its own products related to such termination agreement without further obligation to each other. It is possible that the patents subject to these lawsuits will be found invalid or unenforceable.

We are also involved in three actions centered on our omeprazole-related patents. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca. Two cases have been filed against us by Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. in the United States District Court for the Southern District of New York in July 2001 and November 2001. These plaintiffs have sought, but as of November 1, 2002 have not obtained, approval from the FDA to market a generic form of Prilosec. The plaintiffs in these cases are challenging the validity of five patents that we have obtained relating to omeprazole (U.S. Patent Nos. 6,262,085, 6,262,086, 6,268,385, 6,312,712 and 6,312,723) and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. We have denied the substantive allegations made in these cases. Both cases are in the initial stages and discovery is just beginning.

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

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the “Exhibit Index”, which immediately precedes such exhibits, and is incorporated herein by reference.

Reports on Form 8-K:

During the third quarter of 2002, the Company did not file any current reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aaiPharma Inc.

Date:	November 13, 2002	By:	/s/ PHILIP S. TABBINER

Philip S. Tabbiner, D.B.A. President and Chief Executive Officer

Date:	November 13, 2002	By:	/s/ WILLIAM L. GINNA, JR.

William L. Ginna, Jr. Executive Vice President and Chief Financial Officer

CERTIFICATION

Each of the undersigned officers of the registrant certifies that:

1.	I have reviewed the quarterly report on Form 10-Q of aaiPharma Inc. (the “Company” or “the registrant”) for the quarter ending on September 30, 2002 (the “Quarterly Report”);

2.	Based on my knowledge, the Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Quarterly Report;

3.	Based on my knowledge, the financial statements, and other financial information included in the Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in the Quarterly Report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the “Evaluation Date”); and

c.	presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or person performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ PHILIP S. TABBINER Philip S. Tabbiner President and Chief Executive Officer

Date: November 12, 2002	/s/ WILLIAM L. GINNA, JR. William L. Ginna, Jr. Executive Vice President and Chief Financial Officer

Date: November 12, 2002	/s/ FREDERICK D. SANCILIO Frederick D. Sancilio Executive Chairman

aaiPharma Inc.
Exhibit Index

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company and Amendment to Certificate of Incorporation dated May 24, 2000, and Amendment to Certificate of Incorporation dated November 15, 2000 and Amendment to Certificate of Incorporation dated June 27, 2002 (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

3.2	Amended By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.1	Articles Fourth, Seventh, Eleventh and Twelfth of the form of the Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1)

4.2	Article II of the Amended By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.3	Specimen Certificate for shares of Common Stock, $0.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))

99.1	Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)