Form 10-K
period 2002-12-31
AAIPHARMA INC
filed 2003-03-28
CIK 1013243

________________________________________________________________________________

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21185

aaiPharma Inc.

(Exact name of Registrant as specified in its charter)

Delaware	04-2687849
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

2320 Scientific Park Drive, Wilmington, NC 28405

(Address of principal executive offices) (Zip code)

(910) 254-7000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

(Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)     Yes ☑     No ☐

      The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 28, 2002, was $151,434,250.

      The number of shares outstanding of registrant’s common stock, as of March 12, 2003 was 27,608,540 shares.

PART I

Item 1.     Business

      The terms “we”, “us” or “our” in this Form 10-K include aaiPharma Inc., its corporate predecessors and its subsidiaries, except where the context may indicate otherwise. Our corporation was incorporated in 1986, although its corporate predecessor was founded in 1979. In 1999, we merged with Medical & Technical Research Associates, Inc.

      Our principal executive offices are located at 2320 Scientific Park Drive, Wilmington, North Carolina (telephone: 910-254-7000).

      Our Internet address is www.aaipharma.com. We make available through our internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

Trademarks and Trade Names

      We own the following registered and unregistered trademarks: Darvon®, Darvon-N®, Darvocet-N®, M.V.I.®, M.V.I.-12®, M.V.I. Pediatric™, M.V.I. Adult™, Aquasol®, Aquasol A®, Aquasol E®, Brethine®, ProSorb®, ProSorb-D™, ProSLO™, ProSLO II™, ProCore®, ProSpher®, ProLonic™, ProMelt®, NeoSan™, AzaSan™, aaiPharma™, and AAI®. References in this document to Darvon are to Darvon® and Darvon-N® collectively and references to Darvocet are to Darvocet-N®. We also reference trademarks owned by other companies. Cataflam® is a registered trademark of Novartis Corporation, Infuvite® is a registered trademark of Sabex Inc., Oxycontin® is a registered trademark of Purdue Pharma L.P., Prilosec® is a registered trademark of AstraZeneca AB, Proventil® is a registered trademark of Schering Corporation, Prozac® is a registered trademark of Eli Lilly and Company, Volmax® is a registered trademark of GlaxoSmithKline, Imuran® is a registered trademark of Prometheus Laboratories, Inc. and Ultram® is a registered trademark of Johnson & Johnson. All references in this document to any of these terms lacking the “®” or “™” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

Overview

      We are a science-based specialty pharmaceutical company focused on the commercialization of branded pharmaceutical products that we develop or acquire. We have over 23 years of pharmaceutical research and development experience, with operations primarily in the United States and Europe. We have acquired three branded product lines since August 2001 — the M.V.I. and Aquasol family of products, Brethine and the Darvon and Darvocet family of products. In addition, we are developing our own proprietary products, as well as developing improvements and line extensions to our acquired products, by applying our scientific expertise and portfolio of proprietary and in-licensed drug-delivery technologies. Historically, we have generated our revenues by providing a comprehensive spectrum of pharmaceutical research and development services on a fee-for-service basis to a broad base of customers, including large pharmaceutical companies such as AstraZeneca PLC, Bayer AG, Eli Lilly and Company, Novartis Corporation, Medicis Pharmaceuticals Corp., and Roche Pharmaceuticals.

      In 2001, we began acquiring established, branded pharmaceutical products within our targeted therapeutic classes —critical care, pain management, and gastrointestinal diseases. We seek to acquire products whose sales we believe can be increased through enhanced marketing and promotion and that we can improve by applying our significant research and development capabilities.

      We operate through the following businesses:

•	Pharmaceuticals Division. The Pharmaceuticals Division of aaiPharma (including our wholly-owned subsidiary aaiPharma LLC, formerly NeoSan Pharmaceuticals, Inc.) (collectively, the “Pharmaceuti-

cals Division”) commercializes branded pharmaceutical products in our targeted therapeutic classes. We market and promote our branded products directly through our sales force to high-prescribing physicians of our products and other products in our targeted therapeutic classes. When we acquire products, we seek products that we believe will benefit from our sales promotion and to which we can apply the scientific expertise of our other divisions to develop product line extensions and improvements. The Pharmaceuticals Division had $128.5 million of net revenues in 2002.

•	Research and Development Division. Our Research and Development Division (the “Research and Development Division”) provides research and development expertise and our portfolio of drug-delivery technologies and intellectual property rights, which we use to enhance and develop products that are innovative, safer or more effective, convenient or cost-efficient. This can result in renewed regulatory or patent exclusivity, adding to the commercially valuable life of the product. We apply this expertise to internally develop our own new products and improve our acquired products. In addition, we offer these product improvement, or life cycle management, activities to our customers for royalties, milestone payments and fees. Net revenues for the Research and Development Division in 2002 were $19.6 million.

•	AAI International. AAI International offers a comprehensive range of pharmaceutical product development services to our customers on an international basis. These services include formulation, development, analytical, microbiological, bioanalytical and stability testing services, biotechnology analysis and synthesis, human clinical trials, regulatory consulting, and manufacturing. These services generally are provided on a fee-for-service basis. Net revenues for AAI International in 2002 were $82.4 million.

Pharmaceuticals Division — Our Product Sales Business

      The Pharmaceuticals Division commercializes branded pharmaceutical products that we develop and acquire in our targeted therapeutic classes — critical care, pain management, and gastrointestinal diseases. We market and promote our branded products directly through our sales force to high-prescribing physicians. We directly hire and manage our own internal sales force and, as of February 28, 2003, we had a sales force of approximately 80 representatives, which we plan to significantly expand during the remainder of 2003 to 150 sales representatives. We use data generated by third-parties to identify physicians who prescribe our products and other products in our targeted therapeutic classes. When we acquire products, we seek products that we believe will benefit from our sales promotion and to which we can apply the scientific expertise of our other divisions to develop product line extensions and improvements.

      In August 2001, we acquired from AstraZeneca the U.S. rights to the M.V.I. and Aquasol branded product lines of critical care injectable and oral nutritional products, which provide nutrients to cancer, AIDS, post-operative and nutritionally compromised patients. In December 2001, we acquired from Novartis the U.S. rights to the Brethine branded product line, which treats asthma. In February 2002, we acquired from Aesgen Inc. the U.S. rights to calcitriol, an injectable vitamin D nutritional product, as a line extension opportunity for the Aquasol product line. In March 2002, we acquired from Eli Lilly the U.S. rights to the Darvon and Darvocet branded product lines, which treat mild-to-moderate pain.

      Through the Pharmaceuticals Division, we seek commercially stable products within our targeted therapeutic classes with strong brand recognition and high gross margins. We also seek to acquire and commercialize established pharmaceutical products that we believe have not been actively marketed and promoted for at least several years prior to our acquiring them. Our goal is to increase the value of the brands that we acquire by promoting them to high-prescribing physicians, using one-on-one meetings, product sampling, educational programs, advertising, direct mail, and website promotion. In the future, we intend to acquire products that we can promote to our existing customer base, thereby leveraging our sales force.

      We also plan to apply the scientific expertise of AAI International and the Research and Development Division’s portfolio of patents and proprietary and in-licensed drug-delivery technologies and other intellectual property to develop new formulations, delivery systems, indications, dosage forms and line extensions for our branded products that will improve their safety, efficacy, convenience or cost effectiveness or reduce their side effects. Once approved by the FDA, we intend to market these products under the acquired brand names, thereby leveraging the value of the existing brands for our product improvements and line extensions. Additionally, we will seek renewed regulatory or patent exclusivity for these improved products. A new indication for an existing product or changes in product composition, method of use, formulation and process may, in appropriate cases with the addition of Phase III studies showing efficacy and safety, provide three-year non-patent regulatory exclusivity or longer-term patent protection.

      Additionally, through the development expertise of the Research and Development Division, our Pharmaceuticals Division is continuing internal development efforts on our own branded pharmaceutical products. Product candidates in the later stages of development include an imidapril tablet, which is an angiotensin converting enzyme (ACE) inhibitor, for treatment of cardiovascular disease. Earlier stage products include a quick-dissolving omeprazole tablet for treatment of stomach and ulcer ailments and a controlled release mesalamine tablet for treatment of ulcerative colitis, or Crohn’s disease, a particular type of gastrointestinal disease. The details of our pipeline of product candidates from the development work of our Research and Development Division is discussed in “Research and Development Division — Our Product Development Business.” However, because of the inherent uncertainties of pharmaceutical development, we do not know whether we will ever be able to successfully commercialize any of these product candidates.

Darvon and Darvocet

      On March 28, 2002, we acquired from Eli Lilly the U.S. rights to the Darvon and Darvocet branded product lines in the U.S. (and the existing inventory of these products) for $211.4 million in cash, subject to adjustments described below. The Darvon and Darvocet products are prescribed for the treatment of mild-to-moderate pain. The acquired products include Darvon (propoxyphene hydrochloride), Darvocet-N (propoxyphene napsylate and acetaminophen) and Darvon-N (propoxyphene napsylate).

      These product lines have been sold in the U.S. for over 25 years, with the initial marketing of Darvon beginning in 1957. Darvon lost its patent exclusivity in 1973 and Darvon-N and Darvocet-N in 1985. The first generic version of Darvon was introduced in 1973, and by 1985, numerous generic products were being marketed for substitution for Darvon and Darvocet. We believe that Eli Lilly ceased actively promoting these brands in approximately 1993.

      Acquisition Terms. We paid $211.4 million in cash for the rights in the U.S. to these products and Eli Lilly’s existing inventory of these products. In addition, we have agreed to pay Eli Lilly royalties upon sales of our future developed improvements to the Darvon and Darvocet products or other products containing the active ingredient propoxyphene and any other pharmaceutical products sold under the name Darvon, Darvocet or certain other trademarks. We will pay a royalty on sales of each of these future products during each calendar quarter for a ten-year period beginning upon the product’s commercial introduction, provided that the total net sales of all of these future products, combined with the total net sales of the current Darvon and Darvocet products, exceed $15.8 million in the applicable calendar quarter. We will not owe any royalties on the sales of the Darvon and Darvocet products themselves that we acquired from Eli Lilly.

      Supply of Product. Under a manufacturing agreement that we have entered into with Eli Lilly, Eli Lilly agreed to supply a specified percentage of our requirements from and after closing for the existing twelve Darvon and Darvocet product presentations (form and dosage). The supply agreement will extend through December 31, 2004. Upon the satisfaction of certain conditions, including payment by us of a $4.0 million extension fee, we may extend the agreement for an additional six months, during which Eli Lilly will use commercially reasonable efforts to supply the Pharmaceuticals Division with a full calendar year’s supply of products during the extension period, subject to certain maximum and minimum quantities. Under this agreement, we have agreed to order the manufacture of certain minimum amounts of Darvon and Darvocet products and certain minimum percentages of our requirements: 60% of our requirements in the first year, 50% in the second year, and 40% in the third year. Also under this agreement, the supply obligation of Eli Lilly is subject to a maximum amount of the Darvon and Darvocet products over the life of the contract. We anticipate that this maximum supply obligation of Eli Lilly is sufficient to cover all of our supply needs through the end of 2005. We will purchase these products manufactured by Eli Lilly for a fixed unit cost, subject to a percentage increase on each January 1 plus any increase in Eli Lilly’s cost of raw materials during that year. However, the purchase price for these products will be no less than Eli Lilly’s standard cost of manufacturing, which includes raw materials, direct labor, and plant overhead attributable to the Darvon and Darvocet products. Prior to expiration of this agreement, we intend to have FDA approval permitting the transfer of the manufacturing of these products to our manufacturing facilities, one or more third-party manufacturing facilities, or a combination of these facilities. This approval, however, could require significant expense and time, and it is possible that we never receive it.

     Brethine

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

      Supply of Product. We entered into an interim supply agreement with Novartis providing for its manufacture and packaging of the oral and injectable form of Brethine for sale by us in the U.S. through December 13, 2004. We may terminate the manufacturing component of the supply agreement on twelve months’ notice and the packaging component on six months’ notice. Under the supply agreement, we may purchase the products for a fixed unit cost during the term of the agreement, subject to an annual price adjustment on January 1, 2003 and January 1, 2004 tied to the Consumer Price Index and to a downward adjustment in the event product packaging is moved to a third party. We intend to transfer the Brethine manufacturing processes to our own facilities prior to expiration of the supply agreement. This move, however, is subject to FDA approval, and it is possible that this approval will involve significant expense and will not be obtained on a timely basis, if at all.

     M.V.I. and Aquasol

      On August 17, 2001, we acquired the U.S. rights to a line of critical care injectable and oral nutritional products from AstraZeneca. These products are M.V.I.-12, M.V.I. Pediatric, Aquasol A and Aquasol E. The M.V.I.-12, M.V.I. Pediatric and Aquasol A products are administered by intravenous or injected solution to provide nutrients to severely ill patients for whom oral nutrition is not feasible. Aquasol E is administered by oral solution. We acquired these products for up to $100 million in cash, of which we paid $52.5 million at closing of the acquisition. A post-acquisition guaranteed payment of $1.0 million was paid in August 2002. A second guaranteed payment of $1.0 million is due in August 2003. The acquisition agreement provided for future contingent payments. A contingent payment of $2.0 million would have been due in August 2003 if the FDA had approved by December 31, 2002 the reformulated M.V.I.-12 product with a minimum shelf life of 12 months. In addition, a contingent payment of up to $43.5 million is due in August 2004 if FDA approval of the reformulated M.V.I.-12 product is received on or before December 31, 2003, with the $43.5 million payment being reduced by $1.0 million for each month after December 31, 2002 during which FDA approval has not been obtained. The $43.5 million payment will become zero in the event FDA approval is not obtained on or before December 31, 2003. An application for approval of this reformulated product was submitted to the FDA in February 2003.

      The initial M.V.I. product and Aquasol A were approved for marketing over 45 years ago, and M.V.I. Pediatric was approved in 1983. No FDA approval is necessary to market Aquasol E.

      The M.V.I. products and Aquasol A are approved by the FDA for the following uses:

•	M.V.I.-12 is a multivitamin solution for intravenous use as a daily multivitamin for adults and children over 11 years receiving parenteral nutrition. It also is used in other situations where intravenous dosing is required due to nutrient depletion, including in surgery, for extensive burns, fractures and other trauma, for severe infectious diseases, and for comatose states.

•	M.V.I. Pediatric is a sterile powder intended for reconstitution as a solution for intravenous use as a daily multivitamin for infants and children up to 11 years of age receiving parenteral nutrition. It also is used in other situations where intravenous dosing is required due to nutrient depletion, including in surgery, for extensive burns, fractures and other trauma, for severe infectious diseases, and for comatose states.

•	Aquasol A (vitamin A) is an injectable vitamin solution used to provide vitamin A. Aquasol E Drops, which do not require FDA approval to be marketed, are nutritional supplements taken orally to provide vitamin E.

      The FDA has examined the product formulation and the current state of medical thought on the vitamin and nutrient levels needed in M.V.I.-12. After examining data from a public workshop between the FDA and the American Medical Association as to the appropriate dosage level of vitamins in parenteral multivitamin preparations, the FDA increased the targeted dosage levels of vitamins B1, B6, C and folic acid to be included in multivitamin injectable products to a level greater than that included in any existing product and required the inclusion of Vitamin K. Prior to our acquisition of the M.V.I. product line from AstraZeneca, we had been working with AstraZeneca on a fee-for-service basis to reformulate M.V.I.-12 to meet these guidelines.

      Supply of Product. In connection with the M.V.I. and Aquasol acquisition, we entered into an interim supply arrangement with AstraZeneca to supply us with M.V.I.-12 in single-dose vials, multi-dose vials and bulk, Aquasol A and Aquasol E. The initial term of this interim supply agreement was for two years through August 17, 2003, and we have exercised the option to extend the term for an additional year, through August 17, 2004. Under the interim supply agreement, we may purchase the products for a fixed unit cost for the first two years equal to AstraZeneca’s variable cost of goods sold during 2000 for the relevant product, adjusted in August 2002 for changes in the cost of raw materials and adjusted (limited to changes in the Consumer Price Index) for changes in other manufacturing costs. During the third year of supply, the price will increase to AstraZeneca’s full variable and fixed costs plus 20%. If we obtain FDA approval for the reformulated M.V.I.-12 product, AstraZeneca will supply the reformulated product to us at a price equal to AstraZeneca’s costs, including materials, labor and variable overhead. In addition, AstraZeneca assigned to us its manufacturing agreement with a third-party supplier for the production of M.V.I. Pediatric for an indefinite period of time, provided that either party can terminate this agreement upon at least four years’ prior notice.

      M.V.I. product line shortages existed in the mid-1990s due to third-party manufacturing problems, which were resolved in 2000 when AstraZeneca brought manufacturing of M.V.I.-12 in-house. Similarly, M.V.I. Pediatric product line shortages existed after a September 2001 inspection by the FDA of the facilities of our third party supplier in which this product is manufactured, which led to a cessation of production until the manufacturer resumed production in February 2002. Shipments of new M.V.I. Pediatric products recommenced to our customers in April 2002. This product is currently being manufactured at full production levels.

      We expect to transfer the manufacture of the Aquasol products to our Charleston and Wilmington manufacturing facilities, and to either bring the manufacture of the M.V.I. product lines in-house or contract with third-party manufacturers to ensure a continued, long-term supply on market terms.

     Calcitriol

      On February 13, 2002, we acquired from Aesgen, Inc. the rights to its calcitriol product, a generic injectable vitamin D nutritional product that we intend to market as a line extension to our Aquasol product line. This product is used primarily to treat chronic kidney dialysis patients with abnormally low levels of calcium in their circulating blood. We paid $1.0 million for this product at the time of acquisition and agreed to make additional contingent milestone payments of up to $1.5 million and certain royalty payments for the eight-year period following the first commercial sale of this product. To date, we have paid an additional $500,000 to Aesgen with respect to this product.

      On February 20, 2003, we were notified by the FDA of marketing approval for our calcitriol product, with shared 180-day marketing exclusivity for this drug product with a second company. No other companies will be approved for the sale of calcitriol until the expiration of this market exclusivity period. In March 2003, we commenced commercial sales of our calcitriol product and also entered into a long-term manufacturing and co-promotion agreement with another company with respect to such other company’s calcitriol product under their regulatory approval. We also sell product manufactured by another source pursuant to purchase orders issued by us.

     Azasan

      We have developed, and recently received FDA approval to market, three line extensions to our current 50 milligram azathioprine tablet product: 25 milligram, 75 milligram and 100 milligram tablets. Azathioprine is an immunosuppression agent used in the prevention of organ rejection in kidney transplants and for the management of severe, active rheumatoid arthritis unresponsive to rest, aspirin or other nonsteroidal anti-inflammatory drugs, or NSAIDs. These azathioprine products are generic forms of Imuran, a branded product sold by Prometheus Laboratories, Inc., and will be sold by us as branded products under our Azasan trademark. Our 50 milligram azathioprine tablet product was previously developed by us and launched in 1999 by Geneva Pharmaceuticals, Inc.

      These three new line extension products are intended to provide better patient compliance and convenience to the patients, as patients typically begin treatment with 25 milligram dosages of azathioprine and move up over time in dosages to 150 to 200 milligrams per day, and greater flexibility to the prescribing physician to tailor the dose for the patient. Our Azasan products are manufactured in our own facilities.

     Sales and Distribution of Pharmaceutical Products

      We have our own sales force to sell our pharmaceutical product lines. As of February 28, 2003, we had a sales force of approximately 80 sales representatives, with plans to increase the size of our sales force to 150 during 2003.

      We have contracted with a subsidiary of Cardinal Health, Inc. to provide warehousing, distribution, inventory tracking, customer service and financial administrative assistance related to the distribution program (including management of applicable rebates, chargebacks and accounts receivable collection).

     Manufacturing Capability

      We currently manufacture certain high-potency and high-toxicity drug products, along with controlled substance products, for clients in our manufacturing facility in Wilmington, North Carolina. Our manufacturing generally covers small volume products, and our manufacturing capability has been upgraded to allow manufacture of a portion of the Darvon and Darvocet family of products in our own facility. We also manufacture certain drugs developed on behalf of clients for commercial sale. We also operate a 48,000 square foot sterile facility in Charleston, South Carolina where we manufacture sterile, injectable products. We also provide manufacturing, packaging and labeling of clinical trial materials.

Research and Development Division — Our Product Development Business

      The Research and Development Division provides research and development expertise and a portfolio of proprietary and in-licensed drug-delivery technologies and intellectual property rights, which we use to enhance and develop products that are innovative, safer, or more effective, convenient or cost-efficient. This can result in renewed regulatory or patent exclusivity, adding to the commercially valuable life of the product. We offer these product improvement, or life cycle management, activities to our customers for royalties, milestone payments and fees. In addition, we apply this expertise to improve our acquired products and internally develop our own new products. Net revenues for the Research and Development Division in 2002 were $19.6 million.

      In addition to product development, the Research and Development Division seeks to develop proprietary drug-delivery technologies for licensing to our clients. We also dedicate a portion of our technical resources and operating capacity to internal drug and technology development with the objective of licensing marketing rights to third parties.

      Our internal product and technology development program has resulted in multiple product applications filed with the FDA and European regulatory agencies. Many of these products have been licensed or sold. Others are still in development. The internal development program has also resulted in patents covering drugs and drug technology and numerous pending patent applications.

      We have significant experience in providing product life cycle management services to our clients, which we leverage to develop our own proprietary products. Product life cycle management offers product improvement and line extension opportunities to clients, generally for marketed products facing patent expiration and that could commercially benefit from improvements or line extensions. Product improvements and line extensions offer clients an opportunity to improve product or product delivery characteristics, thus enhancing and extending the commercial value of a branded product line. Improved product characteristics may include enhancement of product stability, creation of additional absorption profiles (e.g., quick or sustained release), higher drug absorption or bioavailability (permitting reduced drug loads per dose with the potential for lower costs and side effects), improved taste, more attractive appearance, or better dosage regimes (e.g., once a day versus multiple doses per day). Product line extensions may include new dosage forms, such as solids, liquids and chewables, to increase patient populations who can benefit from such drugs (e.g., pediatric or geriatric patient populations), as well as new dosage strengths that may be more convenient for doctors and patients under current treatment regimens. Product modifications and line extensions offer clients the opportunity to target new patient populations and improve patient compliance and convenience. Product life cycle management activities also can lead to new inventions and discoveries in the course of the research and development work, providing new opportunities for long-term patent protection for the modified products and potential long-term value for licensees of our technologies.

     Our Drug-Delivery Technologies

      Our portfolio of internally developed and in-licensed drug-delivery technologies provide us with some opportunities for the expansion of a drug product’s effective market life. Our currently available technologies include:

•	ProCore — a patented multiparticulate technology for controlled release of a drug incorporated into a two-layer coated pellet. The first layer allows for control of the lag time before an active agent begins its release while the second layer controls the rate of release, and thus the duration of the sustained release effect for the product.

•	ProSorb — technologies designed to accelerate absorption rates and thus permit weakly acidic compounds to exhibit a shorter onset of action relative to conventional dosage forms. The concept of the technology is that the acidic drugs incorporated into the technology form a dispersion pattern upon release in the stomach that allows faster and more complete absorption. ProSorb is a broad-based technology primarily used with liquid or encapsulated drug products. Using this technology with diclofenac, a non-steroidal anti-inflammatory drug, has resulted in our proprietary ProSorb-D product candidate, which is discussed below.

•	ProLonic — a drug-delivery technology specifically designed to release an active agent in the colon. This patented technology can be incorporated into a tablet, a pellet, or a capsule dosage form and uses conventional manufacturing equipment and processes. The advantage represented by this technology is the ability to control the location and timing of release.

•	ProMelt — a fine particle, rapidly disintegrating technology that allows for creation of a fast melt tablet dosage form while also permitting taste masking, targeted delivery or controlled release of the active agent. The technology is particularly applicable to pediatric and geriatric treatments for patients who have difficulty swallowing more traditional dosage forms such as tablets and capsules.

•	ProSpher — an injectable, depot formulation for controlled release of active agents lasting from days to months. It is capable of delivering therapeutically important agents with reduced “burst effect,” or immediate release, upon administration, as compared to other depot technologies. The technology is designed to allow the development of convenient single dose treatment for drug therapies lasting up to six months.

•	ProSLO and ProSLO II — an osmosis technology designed for controlled release product therapy with either a single drug or a combination of drugs. Osmotic action is the natural movement of water through a membrane and is used to make oral drug administration more accurate, precise and convenient. Our technology can also have an immediate release component in the outside layer of a laser drilled tablet. This allows a combination of multiple active ingredients with different release requirements. The advantages over existing technologies are its easy scalability, the ability to use it with numerous active ingredients, the ability to create both a long- and short-acting drug combination, and its ability to handle what normally are insoluble active ingredients.

      The ProCore and ProSorb technologies are proprietary to us. The ProSLO and ProSLO II technologies are available for use by us and our clients in the U.S. through a recently amended agreement with Osmotica Corporation. During January 2003, we agreed to amend the original agreement from an exclusive arrangement to a non-exclusive arrangement. As such, Osmotica is permitted to develop its own products for use in the U.S. without our involvement, but we may also jointly develop products using Osmotica’s technology upon mutual agreement.

      Additionally, the ProLonic, ProMelt and ProSpher technologies are available to us pursuant to a joint development agreement with Tanabe Seiyaku Co. Ltd. This agreement with Tanabe provides for the joint development by us and Tanabe of certain mutually agreeable drug technologies developed by Tanabe. Under this agreement, we have an exclusive worldwide license, other than in certain Asian countries, to the developed technologies and we are required to pay Tanabe a portion of all down payments, milestone payments and royalties, received by us in connection with the commercialization of products using these jointly developed technologies.

      The Research and Development Division has continued our internal development of products to be licensed to third parties that have additional marketing and distribution capabilities or a therapeutic focus different than ours. We have entered into multiple licensing agreements for products that are currently in development. The terms of the agreements vary as to amounts of milestone payments and fees, as well as methods and extent of revenue participation such as royalties. While we anticipate that most of our product licensing agreements will provide that prospective clients will ultimately sponsor the approved product, in certain instances we have made submissions for internally developed products in our own name.

      In 2002, aaiPharma and Tanabe Holding America, the U.S. subsidiary of Tanabe Seiyaku of Japan, formed a joint venture whose objectives are to develop, manufacture, sell and potentially license pharmaceutical products. Tanabe’s contribution consists of candidate compounds from its drug discovery pipeline, while aaiPharma’s contribution is its extensive expertise in research, development and clinical trials management with respect to new drug development. The joint venture’s revenue opportunities include: potential direct marketing of drugs developed by the joint venture; potential licensing opportunities for our

Pharmaceuticals Division; potential third-party licensing opportunities; and potential third-party co-promotion. The initial therapeutic focus areas of the joint venture are cardiovascular diseases and gastrointestinal diseases.

  Our Internal Product Development Pipeline

      We have a number of proprietary pharmaceutical products under development, which include the products in the chart below. We are pursuing internal product development candidates in three primary categories:

•	existing active pharmaceutical ingredients or chemical compounds, where the development of product line extensions, new forms (such as different dosages, formulations or delivery mechanisms — e.g., liquids versus tablets), or combination drugs involving two known active ingredients, offer potential therapeutic or marketing advantages. Examples of this type of product development include ProSorb-D and our planned line extensions for most of our acquired branded drug products, as well as for a fexofenadine/pseudoephedrine 24-hour combination allergy product that we have licensed to a third party;

•	new active ingredients or compounds that are chemically similar to currently marketed products with established therapeutic and safety profiles, and that offer improved characteristics over the marketed products. An example for this category of development includes 6-omeprazole; and

•	new active ingredients or chemical entities that fall within our targeted therapeutic classes, including some that are marketed in other countries but not currently marketed in the United States. An example for us in this category of product development is imidapril.

      Our product development strategy focuses on products that we expect will have some period of market exclusivity, such as through patent or regulatory exclusivity, without competition from generic substitutes or other third-party products that infringe the patents covering our line extensions or other developed products.

      In addition to the line extensions to our acquired products discussed above in “Pharmaceuticals Division — Our Product Sales Business,” we are developing the following products:

      Darvon/Darvocet Line Extensions. We plan to develop improved products and line extensions with improved product delivery and therapeutic characteristics and potential regulatory and patent exclusivity. For example, we are considering the development of a liquid form of Darvocet, formulations which can be taken less frequently than every four hours and some products that would combine propoxyphene, the active ingredient in Darvon and Darvocet, with a non-steroidal, anti-inflammatory drug.

      M.V.I. Line Extensions. Our product line strategy for M.V.I. and Aquasol will also focus on developing and marketing new products, product improvements and product line extensions. The reformulation of M.V.I.-12 to add vitamin K will create additional product line opportunities within and outside the U.S. We also plan to formulate M.V.I. products to be used for patients in specialized markets.

      Brethine Line Extensions. Our strategy for Brethine also involves product line extensions and improvements. We are developing a glass vial form of the injectable Brethine product, rather than the current glass ampoule presentation, to improve the safety and convenience of administering this drug. We are also taking steps to reduce aluminum in the product to address potential aluminum issues, and we are exploring new indications for the Brethine product as well as development of the single chiral isomer product.

      Imidapril. We are developing an imidapril tablet for sale in the United States. Imidapril is an angiotensin converting enzyme (ACE) inhibitor for the treatment of cardiovascular disease. It has been sold in Japan since 1993 by Tanabe Seiyaku Co., Ltd. under the name Tanatril for the treatment of hypertension, or high blood pressure. In addition, Tanabe has recently obtained approval in Japan to market Tanatril for the treatment of kidney disease associated with Type I insulin dependent diabetes mellitus. We licensed the U.S. rights to this product from Tanabe in January 2002.

      Imidapril is also approved for sale in Europe for hypertension. We are presently obtaining the clinical data from the European dossier used by Tanabe to obtain approval for sale of imidapril in Europe as a basis for our regulatory filings with the FDA for approval to sell imidapril in the United States.

      ProSorb-D. ProSorb-D is a softgel capsule that combines diclofenac, a proven pain medication, with our ProSorb rapid-absorption technology. We are developing this product for the management of pain and have recently completed Phase III clinical trials and plan to file a New Drug Application, or NDA, following further discussions with the FDA.

      6-Omeprazole. We acquired the exclusive U.S. rights to the ProMelt technology in 2001 from Tanabe Seiyaku Co. Ltd. We are using this technology with an isomer of omeprazole patented by us to develop a convenient quick-dissolving tablet for the treatment of ulcers, heartburn and symptoms associated with gastroesophageal reflux disease. The ProMelt technology allows specially coated fine particles of omeprazole in a tablet dosage form to rapidly disintegrate in the mouth. Our patented isomer of omeprazole is potentially more stable than existing omeprazole products.

      Fexofenadine/pseudoephedrine. Using our ProSLO II technology licensed from Osmotica Corporation, we are developing a product that combines an immediate release of fexofenadine with a controlled release of pseudoephedrine. This new product will only require one dose per day as opposed to the currently approved product, which requires two doses per day. The currently approved product is indicated for the relief of symptoms associated with seasonal allergic rhinitis in adults and children age 12 and older.

      We have completed the scale-up of the manufacturing process at our client’s manufacturing facilities. Pivotal batches of this product were placed on stability studies in the fourth quarter of 2002 and a pivotal bioequivalence study was begun. The pivotal batches will also be used for a clinical study comparing the pharmacokinetic effect of this product with fed and fasted persons. We do not believe that the FDA will require any additional clinical trials.

      We have licensed the rights to this fexofenadine/pseudoephedrine product to a client for milestones and royalty payments. The latest milestone payment was received in the fourth quarter of 2002.

      Other Product Candidates. In addition to the specifically identified products named above, we have targeted and will target additional products to develop. As we continue our product development activities and evaluate our interim results and other information, we may decide to change the scope and direction of any of our development programs and projects and we may change how we allocate our research and development spending to pursue more promising product candidates. Moreover, we may not be able to successfully develop, commercialize or license any of the products discussed in this Form 10-K.

AAI International — Our Development Services Business

      AAI International offers a comprehensive range of pharmaceutical product development services to our customers on a worldwide basis. These services include formulation development, analytical, microbiological, bioanalytical and stability testing services, production scale-up, biotechnology analysis and synthesis, human clinical trials, regulatory consulting, and manufacturing. These services generally are provided on a fee-for-service basis. Net revenues for AAI International were $82.4 million in 2002.

      Prior to our transition to a specialty pharmaceutical company, this development services business was the core of our operations. AAI International provides its services, both individually and in an integrated fashion, to:

•	our customers, to help them develop, control, and improve their drug products;

•	our Pharmaceuticals Division, to manufacture and improve its acquired drug products; and

•	our Research and Development Division, to assist in its development of drugs and drug-delivery technologies and product life cycle management activities.

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

      We have a strong base of resources, expertise and ideas that allows us to develop and improve drug products and carry out product life cycle management activities both for our customers and ourselves. Our expertise covers many therapeutic categories and types of pharmaceutical products. We are enhancing our expertise in the key therapeutic areas of pain management, critical care, and gastrointestinal products.

      We focus on our customers’ individual needs when marketing our services, often placing our technical personnel with our clients’ development teams to participate in planning meetings for the development or improvement of a product. We assign our sales and technical personnel as contacts for our larger clients, understanding that technical personnel may be better able to identify the full scope of our client’s needs and suggest innovative approaches. Additionally, we host several technical seminars each year to help our customers stay abreast of the latest developments in their industries.

      Our organization has a long history of focus on the needs of our clients. In order to further enhance our ability to meet the needs of our clients, fulfill our mandate to provide the highest level of quality, and improve our operating efficiency, we have dedicated resources to “Operation Excellence,” our internal continuous process improvement effort. This commitment has already paid benefits to us by providing a focal point for improvement initiatives throughout our AAI International operations.

      Our third-party product development contracts typically provide for upfront fees and milestone payments. The commercialization of the products on which AAI International works is the responsibility of our client. We typically provide signed service estimates estimating fees for specified services. During our performance of a project, clients often adjust the scope of services to be provided by us, at which time the amount of fees is adjusted accordingly. Generally, AAI International’s fee-for-service contracts are terminable by the client upon notice of 30 days or less. Although the contracts typically permit payment of certain fees for winding down a project, the loss of a large contract or the loss of multiple contracts could adversely affect our future revenue and profitability in our development services business. Contracts may be terminated for a variety of reasons, including the client’s decision to stop a particular study, the failure of product prototypes to satisfy safety requirements, and unexpected or undesired results of product testing.

      AAI International’s core services are organized internally along pharmaceutical, analytical, biopharmaceutical, clinical and regulatory affairs lines to mirror the movement of pharmaceutical products through the drug development pipeline.

  Pharmaceutical Services

      AAI International provides a variety of pharmaceutical services to its customers, including drug formulation development, niche manufacturing, and storage and distribution of clinical trial supplies. The services are organized to help clients from the pre-clinical to post-marketing stages.

      Formulation Development Services. AAI International provides integrated formulation development services for its customers’ pharmaceutical products, by which it takes a compound and works to develop a safe and stable product with desired characteristics. AAI International provides formulation development services during each phase of the drug development process, from new compounds to modifications of existing products. AAI International’s formulation development projects may support a small segment of critical development activities for a short duration or may last for several years, ranging from early formulation development to a validated, production-scale, commercial product.

      In addition to new drug development, AAI International’s formulations team provides product modification and line extension services to clients through product life cycle management contracts we enter into, generally for marketed products facing patent expiration or that can benefit from formulation improvements. Modifications of existing products offer clients an opportunity to improve product characteristics, increasing product market viability. Improved product characteristics include enhancement of stability, absorption profiles (e.g., quick, controlled or sustained release), taste, and appearance. Product line extensions may include new dosage forms, such as solids, liquids and chewables, as well as new dosage strengths. Product modifications and line extensions offer clients the opportunity to target new patient populations and improve patient acceptance of the product. AAI International’s product optimization services also cover investigation of impurities, contaminants and degradation, the updating of mature products to meet current regulatory standards and laboratory validation services.

      Manufacture of Clinical Trial Supplies. AAI International manufactures clinical trials materials for Phase I through IV drug-product clinical trials. It has expertise in manufacturing tablets, capsules, sachets, liquids and suspensions, creams, gels, lotions and ointments. Outsourcing of clinical supply manufacturing is particularly attractive to pharmaceutical companies that maintain large, commercial-quantity, batch facilities, where clinical supply manufacturing would divert resources from revenue-producing manufacturing. AAI International has a dedicated 25,000 square foot facility in Wilmington, North Carolina and another facility in Neu-Ulm, Germany to distribute and track clinical trial materials used in clinical studies, with the capacity for controlled substance storage and handling. In addition, AAI International provides its clients with assistance in scaling up production of clinical supply quantities to commercial quantity manufacturing.

  Analytical Services

      AAI International provides a wide variety of analytical services, as well as services pertaining to method development and validation, drug product and active pharmaceutical ingredient characterization and control, microbiological support, stability storage and studies, and technical support and problem solving with respect to pharmaceuticals. In support of the drug development and compliance programs of its customers, AAI International offers laboratory services to characterize and measure drug components and impurities. We have more than two decades of experience in providing analytical testing services dedicated exclusively to the drug industry and have developed the scientific expertise, technologically advanced equipment, and broad range of scientific methods to accurately and quickly analyze almost any compound or product. Our analytical services include:

•	Method development and validation;

•	Product characterization;

•	Raw materials and product release testing; and,

•	Stability studies.

     Biopharmaceutical Services

      AAI International integrates a Phase I clinical study capability with strong bioanalytical and biotechnology expertise to provide biopharmaceutical services to its customers. The analysis of drugs, metabolites and endogenous compounds in biological samples is a core service of AAI International. Our biopharmaceutical services include:

•	Phase I clinical services from our 60-bed Phase I clinical trial facility located in Research Triangle Park, North Carolina, and a 76-bed facility in Neu-Ulm, Germany;

•	Microbiological testing;

•	Bioanalytical testing; and

•	Biotechnology analysis and synthesis.

     Phase I to IV Clinical Services

      AAI International provides a broad range of Phase I through IV clinical services to customers in the pharmaceutical, biotechnology and medical device industries for assistance in the drug development and regulatory approval process in North America. The clinical services include clinical trial management and monitoring, site selection, medical affairs (including safety surveillance and serious adverse event management), data management and statistics.

     Regulatory and Other Consulting Services

      AAI International provides consulting services with respect to regulatory affairs, quality compliance, and process validations. It assists in the preparation of regulatory submissions for drugs, devices and biologics, audits a client’s vendors and client operations, conducts seminars, provides training courses, and advises clients on applicable regulatory requirements. AAI International also assists clients in designing development programs for new or existing drugs intended to be marketed in the United States and Europe.

aaiPharma — Our Strategy

      We believe that our ability to apply our scientific expertise to develop new and improved products and product line extensions, to leverage our marketing and promotion organization and our strong relationships with many large pharmaceutical companies and to identify and acquire branded pharmaceutical products, positions our company for continued growth. Specifically, we intend to pursue the following growth strategies:

•	Enhance sales of our acquired products through focused marketing and promotion;

•	Strengthen brands of our acquired products through product life cycle management;

•	Launch internally developed branded products; and

•	Seek attractive acquisition opportunities.

Information Technology

      We have made significant investments in information technology. Our customized data management system connects analytical instruments with multiple software architectures permitting automated data capture. We believe that information technology will enable us to expedite the development process by designing innovative services for individual client needs, providing project execution, monitoring and control capabilities that exceed a client’s internal capabilities, streamlining and enhancing data presentation to the FDA and enhancing our own internal operational productivity while maintaining quality.

      We continue to upgrade and expand our enterprise wide financial and operational integrated management information system, which includes significant systems licensed from SAP. Initial financial components became operational at year-end 1998, other operational management systems followed in 1999 and 2000, and we continue the implementation of these systems company-wide.

Customers

      Historically, our primary customers have been large and small pharmaceutical and biotechnology companies serviced by the Research and Development Division and AAI International. Recently, our largest customers have been large medical wholesalers and distributors of our pharmaceutical products sold into the marketplace.

      Significant research and development projects have a defined cycle, and accordingly, the composition of our customer group in the AAI International and Research and Development Division areas of our business changes from year to year. In addition, because of the project nature of engagements in these segments of our business, we may have a concentration of business among some large customers in one period that we would not expect to continue into subsequent periods. We have experienced concentration in these areas of our business in the past, and we do not believe that this is unusual for companies in the same markets as the Research and Development Division and AAI International.

      The Pharmaceuticals Division’s customers are primarily large well-established medical wholesalers and distributors. Cardinal Health, Inc., AmerisourceBergen Corporation and McKesson Corporation accounted for approximately 19%, 18% and 12% of our consolidated net revenues, respectively. We do not believe that revenues from any large pharmaceutical company or other customer of the Research and Development Division or AAI International is likely to exceed 10% of our consolidated net revenues in future years.

Backlog

      Backlog consists of anticipated net revenues from signed fee-for-service contracts for which services have not been completed. Once contracted work begins, net revenues are recognized as the service is performed. Backlog does not include anticipated net revenues for work performed for internal clients or for any variable-priced contracts. In addition, during the course of a project, the client may substantially adjust the requested scope of services and corresponding adjustments are made to the price of services under the contract.

      We believe that our backlog as of any date is not a meaningful predictor of future results for much of our business due to rapid signing and completion of many of our contracts. Additionally, the backlog can be affected by a number of factors, including variable size and duration of contracts and adjustments in the scope of a contracted project as interim results become available. At December 31, 2002 and 2001, backlog was approximately $57 million and $66 million, respectively. Of the 2002 amount, we do not expect to fill approximately $12 million by December 31, 2003.

Competition

      We compete with companies and organizations in multiple segments of the pharmaceutical industry. The branded drug products of our Pharmaceuticals Division are subject to competition from the branded and generic products of other pharmaceutical companies, ranging from other small specialty pharmaceutical companies to the large pharmaceutical companies who are among the customers of the development services business of AAI International.

      The main competition for M.V.I.-12 is Infuvite Adult, which is marketed by Baxter Healthcare Corporation. The main competition of M.V.I. Pediatric is Infuvite Pediatric, which also is marketed by Baxter Healthcare Corporation. Aquasol A is the only injectable Vitamin A product on the market. Aquasol E competes with various other vitamin E products.

      The main competition of calcitriol is Calcijex and Zemplar, marketed by Abbott Laboratories. Other competitors include Hectorol, marketed by Bone Care International, Inc.; a generic calcitriol product in ampoule form, approved but not yet marketed by American Pharmaceutical Partners, Inc.; and, following the 180-day regulatory exclusivity period that is triggered by the commercial sales of calcitriol by us, certain additional generic suppliers of calcitriol products. Calcitriol has been approved by the FDA as a generic substitute for Calcijex, although our calcitriol product will be packaged in a vial, rather than an ampoule, form. We believe the vial format will be more attractive to medical professionals than competing products in ampoule form, due to safety and convenience reasons.

      Brethine competes in the market for the treatment of asthma and related bronchial ailments, which is a market led by Volmax, Proventil, and branded and generic forms of albuterol sulfate.

      Darvon and Darvocet compete primarily in the broad pain management market, especially with products indicated for the management of mild-to-moderate pain. Competitive products indicated for the management of mild-to-moderate pain include Ultram and other non-steroidal anti-inflammatory drugs such as ibuprofen. Additionally, major promotional efforts in the U.S. pain management market today involve a relatively new class of drugs, the cyclo-oxygenase 2, or the COX-2, enzyme inhibitors. They are designed to work as effectively as Darvon and Darvocet and NSAIDs, but without side effects such as ulcers and gastrointestinal bleeding. These new COX-2 inhibitors are more selective than traditional NSAIDS. The non-selective inhibition of both COX-1 and COX-2 enzymes in other NSAIDs is responsible for the toxicities and side effects. However, the existence of actual improvement in gastrointestinal side effects of COX-2 inhibitors over diclofenac-based products is presently unclear, with the FDA noting in June 2002, after review of a large clinical study of a major COX-2 inhibitor product, that the COX-2 inhibitor product did not show a safety advantage in upper gastrointestinal events in comparison to either ibuprofen or diclofenac.

      The Darvon and Darvocet product lines no longer have patent exclusivity. While precise data on generic substitution for these products is not available, we believe a vast majority of the prescriptions written for Darvon and Darvocet are filled with generic products. These generic substitutes are sold at significantly lower prices, without the research, development and approval costs associated with the branded Darvon and Darvocet products. Two of the world’s largest manufacturers of generic products, Teva Pharmaceutical Industries Ltd. and Mylan Laboratories Inc., sell propoxyphene generic substitutes to Darvon and Darvocet.

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

      Our AAI International and Research and Development Divisions compete primarily with in-house research, development, quality control, and other support service departments of pharmaceutical and biotechnology companies, as well as university research laboratories and other contract research organizations. In addition, we believe that although there are numerous fee-for-service competitors in our industry, there are few competitors that offer the depth or breadth of scientific capabilities that we provide. Some of our competitors, however, may have significantly greater resources than we do. Competitive factors generally include reliability, turn-around time, reputation for innovative and quality science, capacity to perform numerous required services, financial viability, and price. We believe that we compete favorably in each of these areas.

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

      U.S. laws and federal regulations apply to all phases of investigational and commercial development (i.e. manufacturing, testing, promotion and distribution of drugs, including with respect to our personnel, record keeping, facilities, equipment, control of materials, processes, laboratories, packaging, labeling, storage and advertising.) If we fail to comply with these laws and regulations, our drugs, drug improvements, and product line extensions will not be approved by the FDA or will be withdrawn from the market and the data we collect may be out of specification and not acceptable to the FDA requirements, which may result in not being permitted to market our products. Additionally, we could be subject to significant monetary fines, recalls and seizures of products, closing of our facilities, revocation of drug approvals previously granted to us, and criminal prosecution. Any of these regulatory actions could materially and adversely affect our business, financial condition and results of operations.

      To help assure our compliance with applicable laws and regulations, we have quality assurance controls in place at our facilities and we use FDA regulations and guidelines, as well as applicable international standards, as a basis for our quality policies and standard operating procedures. We regularly audit test data, inspect our facilities and revise our standard operating procedures to meet current cGMPs in preparation for routine and periodic FDA inspections. A system for monitoring product-related complaints for all of our commercial products has been established.

      The balance of adhering to FDA compliance while bringing products to market requires us to continuously improve our operating standards in order to reduce the possible risk of additional FDA actions. In the event of any such action of a material nature, the resulting restrictions on our business could materially and adversely affect our business, financial condition and operating results.

      All of our drugs, investigational and commercial, must be manufactured in conformity with International Conference on Harmonization, or ICH, guidances, cGMP regulations and FDA guidances and guidelines.

Drug products subject to an approved FDA-application must be manufactured, processed, packaged, held and labeled in accordance with information contained in the application. Modifications, enhancements or changes in manufacturing sites of approved products are in many cases subject to additional FDA inspections and supplemental approvals to the existing application. The circumstances requiring inspections and supplemental filings may require a lengthy application process. Our facilities, including the facilities used in our development services business, and those of our third-party manufacturers are periodically subject to inspection by the FDA and other governmental agencies. If such inspections prove unsatisfactory, the operations at these facilities could be interrupted or halted for lengthy periods of time.

      Failure to comply with FDA or other governmental regulations can result at first in warning letters. If those warning letters are not adequately addressed, further actions may lead to fines, unanticipated compliance expenditures, recall or seizure of products or total or partial suspension of production or distribution. For drugs under FDA review, failure to be compliant at manufacturing facilities could stop the FDA’s review of our drug approval application that could, in certain circumstances, extend to the termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs that consistently comply with cGMPs through strong training and corporate quality oversight, we are cognizant that if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could have a material adverse effect on us, our third party manufacturers and our vendors. Most of our vendors are subject to similar regulations and periodic inspections.

      Some of our development and testing activities, including the manufacture, development and testing of the Darvon and Darvocet products, are subject to the Controlled Substances Act, administered by the Drug Enforcement Administration, or the DEA, which strictly regulates all narcotic and habit-forming substances. We maintain separate, restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA.

      Our business also involves the controlled storage, use and disposal of hazardous materials and biological hazardous materials. We are subject to numerous federal, state, local and foreign environmental regulations governing the use, storage, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these hazardous materials comply in all material respects with the standards prescribed by law and regulation in each of our locations, the risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. We maintain liability insurance for some environmental risks that our management believes to be appropriate and in accordance with industry practice. However, we may not be able to maintain this insurance in the future on acceptable terms. In the event of an accident, we could be held liable for damages that are in excess or outside of the scope of our insurance coverage or that deplete all or a significant portion of our resources.

      We are also governed by federal, state and local laws of general applicability, such as laws regulating intellectual property, including patents and trademarks, working conditions, equal employment opportunity, and environmental protection.

      In connection with our activities outside the U.S., we also are subject to foreign regulatory requirements governing the testing, approval, manufacture, labeling, marketing and sale of pharmaceutical products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. For example, some of our foreign operations are subject to regulations by the European Medicines Evaluations Agency and the U.K. Medicines Control Agency. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the U.S., therefore pharmaceutical product approval and policies for pricing required for marketing will vary from country to country due to different regulations and policies required by each.

     The Drug Development Regulatory Process

      New Drug Approval Process. FDA approval is required before any new drug can be marketed and sold in the U.S. This approval is obtained through the new drug application, or NDA, process, which involves the submission to the FDA of complete pre-clinical data about new compounds and their characteristics and then clinical data obtained from studies in humans showing the safety and effectiveness of the drug for the proposed therapeutic use.

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

      Clinical trials are conducted in three sequential phases (i.e., Phase I, Phase II, and Phase III). The clinical development plan, or the process of completing clinical trials during the investigational period, for a new drug may take several years and require the expenditure of substantial operational and financial resources. Phase I clinical trials frequently begin with the initial introduction of the investigational drug product into healthy humans and test primarily for safety. Phase II clinical trials typically involve a small sample of the intended patient population to assess the efficacy of the investigational drug product for a specific indication, to determine dose tolerance and the optimal dose range and to gather additional information relating to safety and potential adverse effects. Phase III clinical trials are studies with a statistically qualified larger study population that compares the active drug product against a placebo. These studies, conducted in a randomized group where the drug and placebo are blinded from the patient, further evaluate clinical safety and efficacy at different study sites to determine the overall risk-benefit ratio of the drug and provide an adequate basis for product labeling

      Each clinical trial is conducted in accordance with rules, or protocols, that are developed to detail the objectives of the study, including methods to monitor safety and efficacy and the precise criteria to be evaluated. These protocols must be submitted to the FDA as part of the IND. In some cases, the FDA allows a company to rely on data developed in foreign countries, or previously published data, which eliminates the need to independently repeat some or all of the studies.

      Once sufficient data have been developed pursuant to the IND, the NDA is submitted to the FDA to request approval to market the new drug. Preparing an NDA involves substantial data collection, verification and analysis, and expense, and there is no assurance that FDA approval of an NDA can be obtained on a timely basis, if at all. The approval process is affected by a number of factors, primarily the risks and benefits demonstrated in clinical trials as well as the severity of the disease and the availability of alternative treatments. The FDA might not approve an NDA if the regulatory criteria are not satisfied or, alternatively, may require additional studies to enhance the overall risk-benefit ratio prior to an approval action.

      Referencing and Relying on New Drug Applications. With respect to the branded pharmaceutical products (i.e., Darvon and Darvocet) that we acquire, we are often able to reference the original NDA that we acquired along with the marketing rights to the products. As a result, when improving these products or developing product line extensions, we are permitted to file a supplemental NDA, or a new drug application known as a 505(b)(2) NDA, that directly cross references all of the data in the original application. This provision in the Food, Drug and Cosmetic Act allows us to shorten our development process for improvements and line extensions. For example, we may be able to reduce the number of clinical trials in a clinical development plan with less extensive, less time-consuming, and less costly Phase II and Phase III testing, with respect to any new products that we may select to develop.

      Similarly, a 505(b)(2) application allows us to cross reference NDAs, or information therein, that we do not own and are not authorized to reference directly. The 505(b)(2) NDA may, in certain cases, permit us to meet NDA approval requirements with less original scientific data than would normally be required, and may allow us to begin drug development in a later phase, so as to reduce the time and expense involved in any particular phase, for any new products we select to develop. Applications under 505(b)(2) are subject to certain patent and non-patent exclusivity rights applicable to the NDAs on which they rely, if such rights remain in effect when such applications are submitted. If we are unable to proceed with anticipated 505(b)(2) applications for several of the products that we are developing, our FDA approval costs will increase.

      Abbreviated New Drug Application Process for Generic Products. A generic drug contains the same active ingredient as a specified brand name drug and usually can be substituted for the brand name drug by the pharmacist. FDA approval is required before a generic drug can be marketed. Approval of a generic drug is obtained through the filing of an abbreviated new drug application, or an ANDA, under section 505(j) of the Food, Drug and Cosmetic Act. Submission and approval of an ANDA is subject to certain patent and non-patent exclusivity rights applicable to the brand name drug, if such rights remain in effect when the ANDA is submitted. When processing an ANDA, the FDA waives the requirement of conducting full clinical studies provided that the drug is proven bioequivalent to the innovator’s drug (i.e., the applicant of the NDA) in a Phase I study conducted in a small number of healthy volunteers. Bioavailability relates to the rate and extent of absorption and levels of concentration of a drug active ingredient in the blood stream needed to produce a therapeutic effect. Bioequivalence compares the bioavailability of one drug with another that contains the same active ingredient, and when established, indicates that the rate and extent of absorption and levels of concentration of a generic drug in the body are the same as the previously approved brand name drug. An ANDA may be submitted for a drug on the basis that it is the equivalent to a previously approved drug or, in the case of a new dosage form or other close variant, is suitable for use under the conditions specified.

      The timing of final FDA approval of ANDAs depends on a variety of factors, including whether the applicant challenges any listed patents for the brand name drug and whether the brand-name manufacturer is entitled to one or more non-patent statutory exclusivity periods, during which the FDA is prohibited from accepting or approving applications for generic drugs.

      Under section 505(j), the FDA may impose debarment and other penalties on individuals and companies that commit certain illegal acts relating to the generic drug approval process. In some situations, the FDA is required not to accept or review ANDAs for a period of up to three years from a company or an individual that has committed certain violations. The FDA may temporarily deny approval of ANDAs during the investigation of certain violations that could lead to debarment and also, in more limited circumstances, suspend the marketing of approved generic drugs by the affected company. The FDA also may impose civil penalties and withdraw previously approved ANDAs. Neither we nor any of our employees have ever been the subject of debarment procedures.

      Manufacturing Requirements. Before approving a drug, the FDA also requires that our procedures and operations conform to cGMP regulations, ICH guidances and manufacturing guidelines and guidances published by FDA. We must closely be in compliance with all of the regulatory and quality regulations at all times during the manufacture of our products. To help insure compliance with the regulatory and quality regulations, we must continue to spend time, money and effort in the areas of production and quality control to ensure full technical compliance. If the FDA believes a company is not in compliance with its regulations, it may withhold new drug approvals, as well as approvals for supplemental changes to existing approvals, preventing the company from exporting its products. It may also classify the company as an unacceptable supplier, thereby disqualifying the company from selling products to federal agencies. We believe we are currently in compliance with the cGMP regulations.

      Post-approval Requirements. After initial FDA approval for the marketing of a drug has been obtained, further studies, including Phase IV studies, typically regarded as post-marketing studies, may be required to provide additional data on safety or effectiveness. Also, the FDA may require post-marketing reporting to monitor the adverse effects of the drug. Results of post-marketing programs may limit or expand the further marketing of the drug. Further, if there are any modifications to the drug, including changes in indication, manufacturing process, or manufacturing facility, a supplemental application seeking approval of the modifications must be submitted to the FDA or other regulatory authority. Prospectively, the FDA regulates our post-approval promotional labeling and advertising activities to assure that such activities are being conducted in conformity with statutory and regulatory requirements.

Health Care Fraud and Abuse Laws

      Federal and state health care fraud and abuse laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include antikickback statutes and false claims statutes. The federal health care program antikickback statute makes it illegal for anyone to knowingly and willfully make or receive “kickbacks” in return for any health care item or service reimbursed under any federally financed healthcare program. This statute applies to arrangements between pharmaceutical companies and the persons to whom they market, promote, sell and distribute their products. In August 1994, the Office of the Inspector General of the Department of Health and Human Services issued a “Special Fraud Alert” describing pharmaceutical companies’ activities that may violate the statute. There are a number of exemptions and safe harbors protecting certain common marketing activities from prosecution. These include exemptions or safe harbors for product discounts, payments to employees, personal services contracts, warranties, and administrative fees paid to group purchasing organizations. These exemptions and safe harbors, however, are drawn narrowly.

      Federal false claims laws prohibit any person from knowingly making a false claim to the federal government for payment. Recently, several pharmaceutical companies have been investigated or prosecuted under these laws, even though they did not submit claims to government healthcare programs. The prosecutors alleged that they were inflating drug prices they report to pricing services, which are in turn used by the government to set Medicare and Medicaid reimbursement rates. Pharmaceutical companies also have been prosecuted under these laws for allegedly providing free products to customers with the expectation that the customers would seek reimbursement under federal programs for the products.

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

Employees

      At December 31, 2002, we had approximately 1,160 full-time equivalent employees, of which 82 hold Ph.D. or M.D. degrees, or the foreign equivalent. We believe that our relations with our employees are good. None of our employees in the U.S. are represented by a union. German and French laws provide certain representative rights to our employees in those jurisdictions.

      Our continued performance depends on our ability to attract and retain qualified professional, scientific and technical staff. The level of competition among employers for these skilled personnel is high. We believe that our employee benefit plans enhance employee morale, professional commitment and work productivity and provide an incentive for employees to remain with aaiPharma. We have experienced difficulty in attracting and retaining qualified staff for certain positions in our Phase II and III operations, where high turnover is an industry-wide problem. It is possible that as competition for these skilled employees increases at our other locations, we could experience similar problems there as well.

Intellectual Property

      Our ability to successfully commercialize new branded products or technologies is significantly enhanced by our ability to secure strong intellectual property rights — generally patents — covering these products and technologies and to avoid infringement of valid third-party patents. We intend to seek patent protection in the

United States and selected foreign countries and to vigorously prosecute patent infringements, as we deem appropriate. We currently own 29 patents issued by the U.S. Patent and Trademark Office, and we currently have 17 patent applications filed and pending with the Patent and Trademark Office. Additionally, we have assigned or transferred an additional six of our patents to third parties for value.

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

      We have two exclusive licenses in the U.S. and some other countries to use the patents, patent applications, and know-how associated with four pharmaceutical formulation technologies for mutually acceptable drug candidates. The ProSLO and ProSLO II technologies are licensed from Osmotica Corporation. The other three technologies, ProLonic, ProMelt and ProSpher are licensed from Tanabe Seiyaku. Like our own formulation technologies mentioned above, these technologies may be used to develop mutually acceptable new drug products or improve the physical characteristics of mutually acceptable existing products and compounds.

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

      Our principal executive offices are located in Wilmington, North Carolina, in a 73,000-square foot owned facility. Our primary U.S. facilities are located in Wilmington, North Carolina; Research Triangle Park, North Carolina; North Brunswick, New Jersey; Natick, Massachusetts; Charleston, South Carolina; and Shawnee, Kansas. These facilities provide approximately 437,000 square feet of total operational and administrative space. Our primary European facilities are located in Neu-Ulm, Germany and include approximately 112,400 square feet of operational and administrative space. We also have U.S. sales representatives based throughout the United States and foreign sales representatives based in Belgium, Canada, Italy, Japan, Sweden, Switzerland, Germany and the U.K. We believe that our facilities are adequate for our current operations and that suitable additional space will be available when needed.

Primary Operating Facilities

		Approximate
		Square
Location	Primary Use	Footage	Leased/Owned

Wilmington, N.C.	Corporate Headquarters	73,000	Owned
Wilmington, N.C.	Manufacturing/ Warehouse/ Office	45,200	Owned
Wilmington, N.C.	Laboratory/ Office	20,000	Leased; lease expires October 2006
Wilmington, N.C.	Storage for Stability Studies	4,000	Owned
Wilmington, N.C.	Laboratory/ Office	33,000	Owned
Wilmington, N.C.	Clinical Distribution Warehouse	25,600	Leased; lease expires September 2008
Chapel Hill, N.C.	Laboratory/ Clinic	31,000	Owned
North Brunswick,N.J.	Laboratory/ Office/ Warehouse	74,600	Leased; lease expires August 2010
Shawnee, Kansas	Laboratory/ Office/ Warehouse	31,500	Leased; lease expires December 2005
Natick, Mass	Office	44,800	Leased; lease expires March 2005
Charleston, S.C.	Sterile Manufacturing/ Office	48,000	Leased; lease expires July 2011
Neu-Ulm, Germany	European Headquarters/ Laboratory/ Clinic	112,400	Leased; lease expires December 2008

Item 3.	Legal Proceedings

      We are party to lawsuits and administrative proceedings incidental to the normal course of our business. While we cannot predict the outcomes of these suits, we do not believe that any liabilities related to such lawsuits or proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows and we intend to vigorously pursue all defenses available. In cases where we have initiated an action, we intend to prosecute our claims to the full extent of our rights under the law.

      We are a party to a number of legal actions with generic drug companies. We filed three cases in the United States District Court for the Eastern District of North Carolina claiming infringement of certain of our fluoxetine hydrochloride patents. Fluoxetine hydrochloride is an active ingredient in the drug marketed by Eli Lilly as Prozac. The defendants in these three actions, Dr. Reddy’s Laboratories Ltd., a pharmaceutical company based in India, and its U.S. affiliate, Dr. Reddy’s Laboratories, Inc. (formerly Reddy-Cheminor, Inc.) sell a generic fluoxetine hydrochloride product in the United States.

      In the first action, filed in August 2001, we alleged that the defendants are infringing our fluoxetine hydrochloride Form A patent and are seeking an injunction to prevent the sale of products that infringe this patent, as well as compensatory and punitive damages and attorney’s fees. In the second case, filed in October 2001, we alleged that the defendants are infringing three additional fluoxetine patents and are seeking an injunction to prevent the defendants from selling infringing fluoxetine products, and monetary damages. In the third action, filed in November 2001, we have brought similar claims against the defendants regarding a fifth fluoxetine patent. In each case, the defendants have filed counterclaims alleging patent invalidity, violations of the North Carolina Unfair Trade Practices Act and tortious interference with the defendants’ distribution agreements. We have denied the substantive allegations of their claims. The cases are all in the initial stages and discovery is occurring. It is possible that the patents subject to these lawsuits will be found invalid, unenforceable or not infringed.

      We are also involved in four actions centered on our omeprazole-related patents. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca.

      Two omeprazole-related cases have been filed against us by Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. in the United States District Court for the Southern District of New York in July 2001 and November 2001. These plaintiffs have sought but, as of February 28, 2003 have not obtained, approval from the FDA to market a generic form of Prilosec. In addition, these plaintiffs’ omeprazole product has been found in separate litigation to infringe certain patents of AstraZeneca. The plaintiffs in these cases are challenging the validity of five patents that we have obtained relating to omeprazole and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. We have denied the substantive allegations made in these cases. Both cases are in the initial stages and discovery is just beginning. No date has been set for trial. We intend to vigorously defend the patents’ validity and to determine whether or not Dr. Reddy’s product infringes any of our relevant patents.

      The third case involving our omeprazole patents was brought in August 2001 by Andrx Pharmaceuticals, Inc. in the United States District Court for the Southern District of New York. Andrx has received FDA approval for its generic omeprazole product. However, to our knowledge, it is not currently marketing this drug in the U.S. following a judicial finding that Andrx’s omeprazole product infringed certain AstraZeneca patents. Andrx is challenging the validity of three of our omeprazole patents and is also seeking a declaratory judgment that its generic omeprazole product does not infringe these patents. Furthermore, Andrx claims violations of federal and state antitrust laws with respect to the licensing of these omeprazole patents and is seeking injunctive relief and unspecified treble damages. We have denied the substantive allegations made by Andrx. This case is in the initial stages of discovery. No date has been set for trial. aaiPharma has recently filed a motion to dismiss the litigation (or, alternatively, with respect to the antitrust claims, to stay them pending the appellate decision in the Andrx litigation with Astra). Andrx’s motion papers are not due until late March 2003, with the decision of the court on the motion to dismiss to occur thereafter.

      The fourth case involving our omeprazole patents was brought in December 2002 by us against Kremers Urban Development Co., Schwarz Pharma Inc. and Schwarz Pharma AG (collectively, “KUDCO”) in the United States District Court for the Southern District of New York. The case involves claims of infringement of our omeprazole patent dealing with a dry-blend process of manufacturing omeprazole products. KUDCO has a generic omeprazole product with final FDA marketing approval, was found not to infringe the Astra patents in the separate AstraZeneca patent litigation, and is currently selling its generic substitute for Prilosec in the U.S. marketplace. KUDCO has filed its answer to the Company’s complaint, denying the Company’s claims, asserting various affirmative defenses to the Company’s claims, and asserting counterclaims of patent invalidity, product non-infringement and antitrust violations under federal and state antitrust laws. aaiPharma has previously indicated to KUDCO a willingness to grant a license under aaiPharma’s omeprazole patents for an appropriate royalty. In the absence of a license, aaiPharma intends to vigorously defend its patent rights and defend against the foregoing defenses and counterclaims asserted by KUDCO. It is possible that the omeprazole-related patents subject to the foregoing four lawsuits will be found invalid, unenforceable or not infringed.

PART II

Item 5.     Market for the Registrant’s Common Equity and Related Stockholder Matters

      The price range of the our common stock, which is traded on the NASDAQ market under the symbol “AAII,” is listed below by quarter for the years ended December 31, 2002 and 2001:

	Quarter

	First	Second	Third	Fourth

2002:
High	$23.96	$25.35	$14.36	$11.51
Low	$14.09	$11.73	$7.68	$6.54
2001:
High	$8.46	$12.15	$15.37	$16.77
Low	$5.67	$8.33	$10.11	$9.23

      The foregoing prices have been adjusted for the 3-for-2 common stock split, effected through a stock dividend, paid on March 10, 2003.

      We estimate there were approximately 2,050 holders of record for our common stock as of March 14, 2003. No cash dividends were declared during 2002 or 2001.

      On August 2, 2002, the Company awarded Dr. Philip S. Tabbiner, the Company’s President and Chief Executive Officer, 25,000 shares of restricted stock for services (37,500 after adjustment for the 3-for-2 stock split). No other consideration was paid by Dr. Tabbiner for these shares. Such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 thereunder.

Item 6.     Selected Consolidated Financial Data.

      The selected historical financial data set forth below are not necessarily indicative of the results of future operations and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes and other financial information appearing elsewhere in this report.

SELECTED FINANCIAL DATA

	Years Ended December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$230,510	$141,073	$104,245	$102,175	$98,243
Direct costs (excluding depreciation)	81,458	67,197	47,642	52,611	48,156
Selling	23,077	13,749	11,652	11,945	9,782
General and administrative	40,108	26,538	23,773	21,992	19,424
Depreciation and amortization	9,571	7,755	7,253	7,249	5,394
Research and development	20,854	10,482	11,891	10,760	5,884
Direct pharmaceutical start-up costs	—	2,123	—	—	—
Transaction, integration and restructuring costs (1)	—	—	—	6,400	—

Income (loss) from operations	55,442	13,229	2,034	(8,782)	9,603
Other (expense) income, net	(18,905)	(4,090)	(1,916)	(1,409)	502

Income (loss) before income taxes, extraordinary loss and cumulative effect of accounting change	36,537	9,139	118	(10,191)	10,105
Provision for (benefit from) income taxes	13,884	3,199	(441)	(2,278)	3,567

Income (loss) before extraordinary loss and cumulative effect of accounting change	22,653	5,940	559	(7,913)	6,538
Extraordinary loss, net of a tax benefit of $2,714 (2)	(5,339)	—	—	—	—
Cumulative effect of a change in accounting principle, net of a tax benefit of $495	—	—	(961)	—	—

Net income (loss)	$17,314	$5,940	$(402)	$(7,913)	$6,538

Basic earnings (loss) per share (3):
Income (loss) before extraordinary loss and cumulative effect of accounting change	$0.83	$0.22	$0.02	$(0.31)	$0.25
Extraordinary loss	(0.20)	—	—	—	—
Cumulative effect of accounting change	—	—	(0.04)	—	—

Net income (loss)	$0.63	$0.22	$(0.02)	$(0.31)	$0.25

Weighted average shares outstanding	27,348	26,691	26,232	25,806	25,686

Diluted earnings (loss) per share (3):
Income (loss) before extraordinary loss and cumulative effect of accounting change	$0.80	$0.22	$0.02	$(0.31)	$0.25
Extraordinary loss	(0.19)	—	—	—	—
Cumulative effect of accounting change	—	—	(0.04)	—	—

Net income (loss)	$0.61	$0.22	$(0.02)	$(0.31)	$0.25

Weighted average shares outstanding	28,359	27,462	26,657	25,806	26,583

	As of December 31,

	2002	2001	2000	1999	1998

	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$6,532	$6,371	$1,225	$1,988	$12,299
Working capital	15,357	20,493	10,558	6,507	26,160
Property and equipment, net	53,125	37,035	42,161	45,026	38,802
Goodwill, net	210,792	49,380	10,554	12,391	14,964
Intangible assets, net	89,078	39,124	712	649	545
Total assets	440,325	196,286	112,151	123,558	121,252
Long-term debt, less current portion	277,899	78,878	509	962	7,749
Redeemable warrants	—	2,855	—	—	—
Total stockholders’ equity	99,450	76,364	65,721	66,558	75,122

(1)	In connection with our merger with Medical & Technical Research Associates, Inc., we recorded a $6.4 million unusual item in 1999.

(2)	In March 2002, we recorded an extraordinary loss of $5.3 million, net of taxes, to record the write-off of deferred financing fees and other costs related to our prior debt facilities.

(3)	All share and per share amounts have been restated to reflect the three-for-two stock split for all periods presented.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included elsewhere in this report. The notes to our consolidated financial statements set forth our critical accounting policies, including polices relating to revenue recognition, research and development expense and the use of estimates. These policies are summarized below under “Critical Accounting Policies.”

Overview

      aaiPharma Inc. is a science-based specialty pharmaceutical company focused on the commercialization of branded pharmaceutical products that we develop or acquire. In 2002, the majority of our net revenues were from our product sales and product development businesses. Prior to 2002, the majority of our net revenues were in our development services business. Major customers for our pharmaceutical products are large, well-established medical wholesalers and distributors. Major customers for our development services and product development businesses are pharmaceutical and biotechnology companies.

      On January 30, 2003, our board of directors approved a 3-for-2 stock split of our common shares. On March 10, 2003, each stockholder received one additional share of common stock for every two shares they owned on the record date of February 19, 2003. All share and per share amounts have been restated to reflect the stock split for all periods presented.

  Pharmaceuticals Division — Our Product Sales Business

      Our product sales business unit commercializes branded pharmaceutical products in our targeted therapeutic classes. We are focused on acquiring established, branded pharmaceutical products, developing improved products and product line extensions, and marketing and promoting these products. We currently market products under the M.V.I., Aquasol, Brethine, Darvon, Darvocet-N and Azasan brand names and, in March 2003, we began marketing a generic calcitriol product. Product sales also include the commercial manufacturing of low volume products marketed and sold by other pharmaceutical companies. The principal costs of this business include manufacturing costs under agreements with third-party manufacturers, selling expense of our sales force and general and administrative costs of our business unit management team.

      Our results of operations can be influenced by the timing of purchases made by our customers. These customers are wholesalers and may increase their purchases if they anticipate a price increase. Wholesalers may anticipate a price increase due to the timing of prior increases, the acquisition of a product by a new supplier or other reasons. Any increase in revenues during one period due to an anticipated price increase may likely be offset by decreased revenues in subsequent periods. Thus, there may be some volatility of our pharmaceutical product revenues in future periods due to the timing of our customers’ purchasing decisions.

  Research and Development Division — Our Product Development Business

      Our product development business unit uses our research and development expertise and capabilities to enhance and develop new drug-delivery technologies and improve existing pharmaceutical products. We apply this expertise to internally develop our own new products and improve our acquired products. We license the developed technologies and products to customers, usually before the development is complete. We generally receive payments for our efforts and innovations upon the occurrence of defined events, known as milestones, which are intended to help cover the costs of development. These milestone payments are not refundable. In most cases, we also receive royalties on the eventual sales of the product. Because of the long-term nature of these projects, we may recognize revenues from milestone payments or royalties in one period and the associated expenses in prior periods. The principal expense of this business is research and development expense, which consists primarily of labor costs, raw material expenses, third-party consulting and testing costs and costs for clinical trials. In some cases, these costs may be directly reimbursed by our customers.

  AAI International — Our Development Services Business

      Our development services business unit, AAI International, provides a comprehensive range of development services through two primary groups, a non-clinical group and a clinical group. The non-clinical group analyzes and tests various chemical compounds and provides small scale manufacturing of chemical compounds to be used for human clinical trials. The services performed by the non-clinical group also include chemical analysis, chemical synthesis, drug formulation, bio-analytical testing, product life cycle management studies, and regulatory and compliance consulting. All of these non-clinical services involve either laboratory work or consulting services. The clinical group performs testing for customers of new pharmaceutical products in humans under controlled conditions as part of the regulatory approval process for pharmaceutical products. These clinical services involve conducting human clinical studies and the statistical analysis relating to these studies.

      Both the non-clinical and clinical groups receive requests for services from customers, often on a competitive basis. These projects vary in length from one month to several years. In general, our customers may cancel a project upon 30 days’ notice. The principal expenses of this business are labor costs, including employee benefits, and equipment and facility-related costs.

Acquisitions

  Darvon and Darvocet-N Product Lines

      On March 28, 2002, we acquired the U.S. rights to the Darvon and Darvocet-N branded product lines, which treat mild-to-moderate pain, and existing inventory from Eli Lilly, in a business combination accounted for as a purchase. We acquired these product lines and related intangible assets for $211.4 million. To finance this acquisition, which included $1.8 million of inventory, we used the proceeds from our senior secured credit facilities and senior subordinated notes, as described below in “Liquidity and Capital Resources”. The Darvon and Darvocet-N product lines did not have separable assets and liabilities associated with them, other than inventory, therefore we allocated the purchase price, including acquisition related expenses, to acquired identifiable assets, with the excess of the purchase price over the identifiable tangible and intangible assets recorded as goodwill.

  M.V.I. and Aquasol Product Lines

      On August 17, 2001, we acquired the M.V.I. and Aquasol branded lines of critical care injectable and oral nutritional products from AstraZeneca for up to $100 million, payable over three years. Of this amount, we paid $52.5 million at closing. We funded this purchase price with increased borrowings under our then-existing senior credit facilities. A guaranteed additional payment of $1.0 million was made in August 2002 and a future guaranteed payment of $1.0 million is due in August 2003. The acquisition agreement provided for future contingent payments. A contingent payment of $2.0 million would have been due in August 2003 if the FDA had approved by December 31, 2002 the reformulated M.V.I.-12 product with a minimum shelf life of 12 months. In addition, a contingent payment of up to $43.5 million is due in August 2004 if FDA approval of the reformulated M.V.I.-12 product is received on or before December 31, 2003, with the $43.5 million payment being reduced by $1.0 million for each month after December 31, 2002 during which FDA approval has not been obtained. The $43.5 million payment will become zero in the event FDA approval is not obtained on or before December 31, 2003. An application for approval of this reformulated product was submitted to the FDA in February 2003. These contingent obligations have not been recorded as a liability on our consolidated balance sheet. The M.V.I. and Aquasol product lines did not have separable assets and liabilities associated with them other than inventory, therefore we allocated the remaining purchase price to acquired identifiable intangible assets, with the excess of the purchase price over the identifiable tangible and intangible assets recorded as goodwill.

  Brethine Product Line

      On December 13, 2001, we acquired the Brethine branded line of products from Novartis for $26.6 million. We used borrowings of $25.0 million under our then-existing senior credit facilities and cash on hand to pay the purchase price. The Brethine product line did not have separable assets and liabilities associated with it, therefore we allocated the purchase price to acquired identifiable intangible assets, with the excess of the purchase price over the identifiable intangible assets recorded as goodwill.

Critical Accounting Policies

  Revenue Recognition

      Net Revenues. Our net revenues represent our total revenues less allowances for customer credits, including estimated discounts, rebates, chargebacks, product returns and non-research and development expenses reimbursed by customers. We accept returns of expired products.

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

      Development Services. We recognize revenues from fee-for-service contracts on a percentage-of-completion basis as the work is performed, based on the ratio of costs incurred to total estimated costs, or on a time and materials basis in accordance with the specific contract terms. Revenues recognized prior to contract billing terms are recorded as work-in-progress. Provisions for losses on contracts, if any, are recognized when identified.

      SAB 101. In December 1999, the Securities and Exchange Commission, or the SEC, issued Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.” This bulletin specifically addresses revenue recognition issues related to certain upfront payments or fees. Under this bulletin, certain upfront fees and payments recognized as income in prior periods were required to be deferred and amortized into revenues over the terms of the relevant agreements or as the on-going services were performed. We implemented Staff Accounting Bulletin No. 101 in the fourth quarter of 2000 and the cumulative effect of a change in accounting principle was retroactively adopted as of the beginning of the first quarter of 2000. During the year ended December 31, 2000, we recorded a charge of $1.5 million ($1.0 million after tax), or a loss of ($0.04) per share for the cumulative effect of this change in accounting principle. We recognized $0.6 million in 2002 and $0.5 million in 2001 of revenues related to the amortization of these deferred amounts. At December 31, 2002, no balance remains to be amortized into revenue in future periods.

  Research and Development Expense

      Research and development expense consists of salaries of research and development personnel, raw material expenses, third-party consulting and testing costs, and indirect costs such as management and administrative overhead and facilities costs. Research and development costs are charged to expense as incurred.

  Goodwill and Other Intangibles, Net

      For the years ended December 31, 2001 and 2000, goodwill, defined as the excess of the purchase price over the fair value of the net assets of acquired businesses, was amortized over 20 years. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), we ceased amortization of goodwill as of January 1, 2002. For purchase business combinations consummated subsequent to June 30, 2001, goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment on an annual basis or as impairment indicators are identified. Other identifiable intangible assets are amortized, if applicable, on a straight-line basis over their estimated useful lives, which range from 3 to 20 years.

      On an ongoing basis, we assess the value of our goodwill, intangibles and other assets by determining their ability to recover the unamortized balances over the remaining useful lives. Goodwill, intangibles and other long-lived assets determined to be unrecoverable would be written-off in the period in which such determination is made.

  Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and accompanying notes. The most significant estimates relate to the allowance for doubtful accounts, inventory reserves, sales allowances and useful lives for intangible assets. Actual results could differ from such estimates and changes in such estimates may affect amounts reported in future periods.

Research and Development Arrangements

      Research and development expense was 9% of our net revenues in 2002, and we expect research and development activities to account for between 8% and 10% of budgeted annual net revenues in 2003. The following product development table identifies, for each of our major development programs in 2002, the stage of development at December 31, 2002 of the lead product or products in each program, research and development spending on each program in 2002, cumulative research and development spending on each program from inception through December 31, 2002, an estimate of the additional research and development expense to complete the development of the lead product in the program, and the year in which we anticipate completing the lead product in the program. The estimated additional expense to complete the lead product and the timing of completion represent our estimates. As we continue these development programs and evaluate our interim results and other information, we may decide to change the scope and direction of a program and we may change how we allocate our research and development spending to pursue more promising product candidates. In addition, our actual costs in developing these products may be materially different from our estimates due to uncertainties inherent in product development. Moreover, because of these inherent uncertainties, we may not be able to successfully develop, commercialize or license the products or technologies included in the table within the time periods specified, if at all.

				Estimated
				Additional
				R&D
				Spending to
			Cumulative Program R&D	Complete	Estimated Year of
Major Development	Stage of Development for	2002 Program	Spending Through	Lead	Completion of
Program (and Lead Products)	Lead Products in Program	R&D Spending(1)	December 31, 2002	Products	Lead Products

	(dollars in millions)
Products:
Pain Management		$12.6	$15.4
(Darvocet LE-1)	Phase I			$1.7	2004
(Darvocet LE-2)	Pre-clinical			6.0	2005
(ProSorb-D)	Phase III			5.3	2004
Gastrointestinal (Ecabet)	Phase II	3.1	12.1	9.9	2006
Critical Care (Brethine	Preparing to file
line extension)	SNDA	2.0	2.6	0.5	2004
Other	n/a	2.8	n/a	n/a	n/a
Technologies:
Drug Delivery
(Fexofenadine/	Phase III/Preparing
Pseudoephedrine)	to file SNDA(2)	0.4	13.7	0.2	2004

		$20.9

(1)	Includes an allocation of $7.3 million of indirect costs, primarily management and administrative overhead and facilities costs, based on direct research and development costs in 2002.

(2)	This product is being developed for a customer pursuant to a development agreement. The customer will file the SNDA.

     In addition to the specifically identified programs named in the table, we have targeted additional product development programs or projects. These other programs or projects may require significant research and development spending in future periods.

      There is a risk that any specific research and development program or project may not produce revenues. We believe that the potential profit margins from successful development programs or projects will compensate for costs incurred for unsuccessful projects. We are currently involved in many pharmaceutical and technology development programs or projects and believe that these activities help to diversify our portfolio and manage our risk. See “Risk Factors” contained elsewhere in this report.

Significant Development Agreement

      We have a development agreement with a customer that provides for us to receive contingent periodic payments based on sales of the customer’s product and obligates the customer to use us on a fee-for-service basis for a product life cycle management project related to the product. The development agreement relates to a product with respect to which we have licensed intellectual property that we developed in the past. We have recognized product development revenues under this agreement for the periodic payments based on product sales, and have recognized development services revenue related to the product life cycle management project. Product development revenues from this agreement were $16.9 million in 2002, $14.9 million in 2001 and $3.5 million in 2000. We recognized no research and development expense in 2002, 2001 and 2000 associated with the payments we received in 2002, 2001 and 2000. The expense of our work associated with these revenues was recognized primarily in 1999, 1998 and 1997. We do not anticipate incurring significant expense associated with the product development revenues under this agreement in future periods. Development services revenue associated with this agreement were $4.7 million in 2002, $6.3 million in 2001 and $12.6 million in 2000. Because of the research and development nature of our activities in this product life cycle management project and the potential that these activities could result in continuation of product development revenues into the future, we have recorded our costs incurred in this project as research and development expense — $0.7 million in 2002, $2.3 million in 2001 and $4.4 million in 2000. Accordingly, for our development services business unit, we have recognized no expense associated with the development services revenue arising under this agreement, as this expense was recognized by our product development business unit.

      We amended this agreement in December 2001. As amended, the agreement provides that, if we remain available to provide the customer with development and formulation services for an identified class of pharmaceutical products on an exclusive basis (as to third parties) in a calendar quarter, we will be entitled to fees based on the level of sales over a prior monthly period of the product that was the subject of our development work. The customer is obligated to make these quarterly payments based on whether defined market events have occurred in the prior measurement month — e.g., if the defined market events have not occurred during three consecutive months, we would be entitled to fees in three consecutive quarters, with, for example, the amount of the fees in the first quarter being based on product sales in the first month. However, if we do not continue to provide these development and formulation services on an exclusive basis (as to third parties) in any quarter, we will not be entitled to these fees for that quarter and all subsequent quarters. Under the agreement, we have the right, at any time, to terminate our obligation to provide the development and formulation services on an exclusive basis. Accordingly, we will not recognize product development revenues under this agreement in any quarter until we have satisfied the exclusivity requirement for that quarter.

      We believe that we will be entitled to product development fees through the first quarter of 2005 if we continue to provide the development services to the customer on an exclusive basis during those periods. We believe that the annual amount of fees due in 2003 will be in the range of $12 million to $14 million; in 2004 will be in the range of $16 million to $18 million; and in the first quarter of 2005 will be in the range of $3 million to $4 million. Currently, we do not expect to receive product development fees in subsequent future periods.

      The development agreement also requires the customer to use a minimum amount of our development services at standard rates on the product life cycle management project in specified calendar quarters. In 2000, the amount of research work we performed for the customer on this project was significantly greater than the minimum amount, and during 2001 the project wound down to the minimum contractual levels. The customer is obligated to continue the project at minimum levels through 2004.

Results of Operations

      The following table presents the net revenues for each of our business units and our consolidated expenses and net income (loss) and each item expressed as a percentage of consolidated net revenues:

	Years Ended December 31,

	2002		2001		2000

	(dollars in thousands)
Net revenues:
Product sales	$128,462	56%	$27,448	19%	$7,341	7%
Product development	19,610	9	20,426	14	9,896	10

	148,072	65	47,874	33	17,237	17
Development services	82,438	35	93,199	67	87,008	83

	$230,510	100%	$141,073	100%	$104,245	100%

Direct costs (excluding depreciation)	$81,458	35%	$67,197	48%	$47,642	46%
Selling	23,077	10	13,749	10	11,652	11
General and administrative	40,108	17	26,538	19	23,773	23
Depreciation and amortization	9,571	4	7,755	5	7,253	7
Research and development	20,854	9	10,482	7	11,891	11
Direct pharmaceutical start-up costs	—	—	2,123	2	—	—
Income from operations	55,442	24	13,229	9	2,034	2
Interest expense, net	19,366	8	3,646	3	2,134	2
Provision for (benefit from) income taxes	13,884	6	3,199	2	(441)	—
Net income (loss)	17,314	8	5,940	4	(402)	—

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

      Our consolidated net revenues for the year ended December 31, 2002 increased 63% to $230.5 million, from $141.1 million in the same period of 2001. Net revenues from product sales increased to $128.5 million in 2002, from $27.4 million in 2001, due to sales of our M.V.I., Aquasol and Brethine products, which we acquired in the second half of 2001, and sales of Darvon and Darvocet-N, which we acquired at the end of the first quarter of 2002. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $4.1 million and $9.9 million to net revenues from product sales in 2002 and 2001, respectively.

      Net revenues from product development decreased 4% in 2002 to $19.6 million, from $20.4 million in 2001, primarily due to a decrease in third-party licensing revenues, partially offset by an increase in product development revenues under our significant development agreement, as described above in “Significant Development Agreement”, which increased from $14.9 million in 2001 to $16.9 million in 2002. Our expenses associated with the development work performed under this agreement were recognized as incurred, primarily in 1999, 1998 and 1997. No significant expense was associated with the product development revenues recognized in 2002, 2001 or 2000.

      Net revenues from our development services business decreased 12% in 2002 to $82.4 million, from $93.2 million in 2001. This decrease was principally attributable to the redeployment of a portion of our internal resources from external revenue-producing projects to research and development projects relating to our own pharmaceutical products, both current and future, as well as other market factors.

      This redeployment of resources is a strategic decision we have made to expand our proprietary product development pipeline through the increased use of our development service (fee-for-service) segment’s core competencies. This strategy allows us to better control project flow, at lower costs, and accordingly, we believe this trend will continue into future years, reflecting the development of our proprietary product pipeline.

      Gross margin dollars, or net revenues less direct costs, increased $75.2 million, or 102%, to $149.1 million, from $73.9 million in 2001, reflecting our increased net revenues in 2002 over the prior year. As a percentage of net revenues, gross margin dollars increased to 65% in 2002 from 52% in 2001. Gross margin dollars from our product sales business increased $81.7 million, to $95.8 million in 2002, from $14.1 million in 2001, with a gross margin percentage of 75% in 2002, compared to 51% in 2001. The higher margins generated by our product sales business were partially offset by decreases in revenues and gross margin percentage from our development services business in 2002, reflecting the redeployment of resources discussed above.

      Selling expenses increased 68% in 2002 to $23.1 million, from $13.7 million in 2001. This increase is principally due to additional selling expenses incurred by our product sales business associated with marketing and promoting our entire product line, maintaining and enhancing distribution channels, and growing and developing our product sales force. As a percentage of net revenues, selling expenses in 2002 increased slightly from 2001. At the end of 2002, we had 50 pharmaceutical product sales representatives, as compared to 20 at the end of 2001. This amount increased to 80 sales representatives in January 2003. We anticipate our sales representatives to increase to approximately 150 by the end of 2003.

      General and administrative costs increased 51% in 2002 to $40.1 million, from $26.5 million in 2001. This increase was primarily due to expenses related to the management build-up for our product sales business. As a percentage of net revenues, general and administrative expenses in 2002 decreased to 17%, from 19% in 2001.

      Research and development expenses were approximately 9% of net revenues, or $20.9 million, in 2002, an increase from 7% of net revenues, or $10.5 million, in 2001. This increase resulted primarily from clinical trials started in 2002 for our ProSorb-D pain management product and line extension development of our critical care products.

      There were no direct pharmaceutical start-up costs recorded in 2002, as compared to $2.1 million in 2001. These costs were incurred prior to our acquisition of any pharmaceutical product lines in 2001 and were expensed as incurred.

      Consolidated income from operations was $55.4 million in 2002, or $42.2 million higher than the prior year, and is due to the expansion of our product sales business.

      Income from operations for our product sales business was $73.7 million in 2002, compared to $7.7 million in the prior year. This increase is attributable to the revenues and gross margin generated from our product line acquisitions.

      Income from operations for our product development business was $19.6 million in 2002, compared to income from operations of $20.4 million in 2001. This change resulted from the decreased revenues under our significant development agreement, as discussed above.

      We recorded income from operations for our development services business of $0.6 million in 2002, compared to income from operations of $8.9 million in 2001. This decrease is primarily due to the decline in development services revenue, as described above.

      Unallocated corporate expenses increased in 2002 to $17.1 million, from $13.0 million in 2001. This increase was due to additions to our corporate infrastructure to accommodate our expansion and increased legal fees to support our intellectual property. As a percentage of net revenues, unallocated corporate expenses in 2002 decreased to 7%, from 9% in 2001.

      Net interest expense increased to $19.4 million in 2002, from $3.6 million in 2001. This increase is primarily attributable to the net borrowings that funded our product line acquisitions. These borrowings are discussed below in “Liquidity and Capital Resources.”

      We recorded a tax provision of $13.9 million in 2002, based on an effective tax rate of 38%. This rate is approximately equal to the statutory rate. Our effective tax rate for 2001 was 35%, which reflected the utilization of tax loss-carryforwards generated by our European operations.

      In March 2002, we recorded an extraordinary loss of $5.3 million, net of a tax benefit of $2.7 million, to record the write-off of deferred financing and other costs related to our prior debt facilities.

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

      Our net revenues for the year ended December 31, 2001 increased 35% to $141.1 million, from $104.2 million in 2000. This increase was primarily due to the acquisition by our pharmaceutical products business unit of the M.V.I., Aquasol and Brethine branded products and an increase of $5.1 million of net revenues associated with our significant development agreement, described above.

      Net revenues from product sales increased 274% in 2001 to $27.4 million, from $7.3 million in 2000, due to sales of our M.V.I., Aquasol and Brethine products after we acquired them. Net revenues from product sales in 2000 and prior periods consist of revenues from commercial manufacturing of products marketed by other pharmaceutical companies. Net revenues from commercial manufacturing contributed $9.9 million and $7.3 million to net revenues from product sales in 2001 and 2000, respectively.

      Net revenues from product development increased 106% in 2001 to $20.4 million, from $9.9 million in 2000, primarily due to a 325% increase, or an increase of $11.4 million, of product development revenues under an agreement described above in “Significant Development Agreement.” Our expenses associated with the development work performed under this agreement were recognized primarily in 1999, 1998 and 1997. No significant expense was associated with the product development revenues recognized in 2001 or 2000.

      Net revenues from our development services business increased 7% in 2001 to $93.2 million, from $87.0 million in 2000. This increase was primarily attributable to revenues generated from significant new Phase III clinical trial contracts that we entered into in the second half of 2000, including amendments to those contracts, in 2001. Net revenues from our development services business associated with our significant development agreement described above decreased 50% in 2001 to $6.3 million, from $12.6 million in 2000.

      Gross margin dollars, or net revenues less direct costs, increased $17.3 million, or 31%, to $73.9 million, from $56.6 million in 2000, reflecting our increased net revenues in 2001 over the prior year. As a percentage of net revenues, gross margin dollars decreased slightly to 52% in 2001 from 54% in 2000. Gross margin dollars from our product sales business increased $12.1 million in 2001, from $2.0 million in 2000, with a gross margin percentage of 51% in 2001. Additionally, gross margin dollars from our product development business increased 106% to $20.4 million in 2001 from $9.9 million in 2000, benefiting significantly from the $14.9 million of product development revenues from our significant development agreement. These higher margins generated by our product sales and product development businesses were offset by the lower gross margin percentage of our development services business in 2001, reflecting a significant increase in lower-margin clinical revenues and decrease in higher-margin fee-for-service revenues under our significant development agreement.

      Selling expenses increased 18% in 2001 to $13.7 million, from $11.7 million in 2000. This increase was primarily due to additional selling expenses incurred by our product sales business associated with marketing and promoting our new products, maintaining and enhancing distribution channels, and developing our product sales force.

      General and administrative costs increased 12% in 2001 to $26.5 million, from $23.8 million in 2000. This increase was primarily due to increases in employee benefits and legal fees related to protecting our intellectual property rights.

      Research and development expenses were approximately 7% of net revenues, or $10.5 million, in 2001, a decrease from 11% of net revenues, or $11.9 million, in 2000. This decrease was primarily attributable to the winding down in 2001 of a significant product life cycle management project associated with the significant development agreement, described above.

      The direct pharmaceutical start-up costs of $2.1 million in 2001 represent costs of developing our pharmaceutical products organizational and marketing infrastructure. These costs were incurred prior to our acquisition of any product lines and were expensed as incurred in accordance with the American Institute of Certified Public Accountants’ Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities.” Upon the acquisition of our first product line in August 2001, we began classifying similar costs as selling or general and administrative costs, as appropriate.

      Net interest expense increased 71% in 2001 to $3.6 million, from $2.1 million in 2000. This $1.5 million increase was primarily attributable to the borrowings in 2001 that funded our product line acquisitions.

      Income from operations was $13.2 million in 2001, an $11.2 million increase over the prior year. This increase was primarily attributable to the expansion of our product sales business and an increase in product development revenues (with low associated expenses) from our significant development agreement described above. This increase was offset by a decrease in income from operations in our development services business caused by the changing mix of revenues in that business. We recorded income from operations for our product sales business of $7.7 million in 2001, compared to a loss from operations of ($0.7) million in the prior year. This increase was primarily attributable to our acquisitions of the M.V.I., Aquasol and Brethine product lines during 2001.

      We recorded income from operations for our product development business of $20.4 million in 2001, compared to income from operations of $9.9 million in 2000. This resulted from increases in net revenues related to our significant development agreement.

      We recorded income from operations for our development services business of $8.9 million in 2001, compared to $16.4 million in 2000. This decrease was primarily due to the changing mix of development services revenue, with a significant increase in lower-margin clinical revenues and a decline in higher margin product life cycle management revenues.

      Unallocated corporate expenses increased by 14% in 2001 to $13.0 million, from $11.3 million in 2000. This higher level was attributable to additions to our corporate infrastructure to accommodate the expansion of our overall business.

      We recorded a tax provision of $3.2 million in 2001, based on an effective tax rate of 35%. This rate was slightly higher than the statutory rate due principally to permanent differences of $0.4 million. We recorded a net deferred tax asset of $3.6 million at December 31, 2001.

Liquidity and Capital Resources

      Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in 2002 was $28.1 million, up from $20.4 million in 2001. This increase was primarily due to the increases in net income and accrued interest payable on our senior subordinated notes, partially offset by increases in accounts receivable and inventories related to the product lines we acquired, and prepaid financing fees related to the financing of our Darvon and Darvocet-N acquisition. Cash flow provided by operations subsequent to the Darvon and Darvocet-N acquisition on March 28, 2002 was $47.7 million.

      Cash used in investing activities was $235.1 million in 2002. This included $211.4 million related to our acquisition of the Darvon and Darvocet-N branded product lines as further described below, and $14.1 million for the purchase of assets formerly covered by our tax retention operating lease, including our corporate headquarters in Wilmington, N.C. and a laboratory and clinical facility in Chapel Hill, N.C. Capital expenditures were $8.5 million during 2002. Capital assets purchased during 2002 were primarily related to purchases of information technology hardware and software, upgrading and replacing laboratory equipment and setting up and transferring the production for our acquired products.

      Cash provided by financing activities during 2002 was $207.0 million, primarily representing net proceeds of $244.5 million in additional borrowings under our new debt facilities, as described below, $10.5 million related to the unamortized proceeds from the sales of our interest rate swaps and $3.2 million of cash proceeds from the exercise of stock options, partially offset by the repayment of $51.9 million of borrowings in the last nine months of 2002.

      In 2001, $20.4 million of cash flow was provided by operations, an increase of $5.6 million over 2000. This was primarily due to our improved management of working capital, which was strongly influenced by the timing of transactions, including our receipt of $14.9 million of product development payments associated with our significant development agreement described above and the collection of a significant receivable associated with this agreement. Our working capital improvement was partially offset by additional working capital needed for the M.V.I., Aquasol and Brethine product lines. During 2001, cash used in investing activities was $81.8 million, which was primarily related to our acquisition of these branded product lines. Capital expenditures were $6.3 million during 2001, and in March 2001, we completed a sale/leaseback transaction on manufacturing equipment, which provided cash of $3.1 million. Cash provided by financing activities during 2001 was $66.6 million, primarily representing net proceeds of $78.9 million in borrowings to fund our product line acquisitions and $5.1 million of cash proceeds from the exercise of stock options, offset by repayments under our revolving credit facility of $16.3 million.

      In 2000, $14.7 million of cash was provided by operations, benefiting from cash generated under our significant development agreement and improved working capital management. During 2000, cash used in investing activities was $3.9 million, primarily consisting of capital expenditures of $4.6 million. Cash used in financing activities during 2000 was $11.5 million, of which $10.7 million represented repayments of borrowings.

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

      Our $175 million senior secured credit facilities consist of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term. The senior facilities were subsequently reduced to $125 million due to the $50 million of repayments we made under the term loan facility. The availability of borrowings under our revolving credit facility is not limited by a borrowing base. Our senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at our option. Such facilities are guaranteed by all of our domestic subsidiaries and secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries, and 65% of the stock of our material foreign subsidiaries. Our senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. Under the terms of the credit agreement for our senior credit facilities, we are required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. We were in compliance with these covenants at December 31, 2002. These senior credit facilities may be prepaid at our option at any time without a premium.

      On March 28, 2002, we issued $175 million of senior subordinated unsecured notes due 2010. These notes have a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. Prior to March 28, 2005, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our senior credit facilities require us to repay all of the indebtedness under these facilities before we could repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness. We were in compliance with these covenants at December 31, 2002.

      Concurrent with the issuance of our senior subordinated notes, we entered into an interest rate swap agreement to effectively convert interest expense on $140 million of senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On May 30, 2002, August 5, 2002 and September 19, 2002, we sold the then outstanding swap agreements for $4.4 million, $5.6 million and $3.7 million, respectively. The amounts we received, less the interest benefit earned through the dates of sale, have been recorded as a premium to the carrying amount of the notes and are being amortized into interest income over their remaining life. At December 31, 2002, we had an interest rate swap agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 6.54%. Under this agreement, 6-month LIBOR was locked at 1.85%, giving us an all-in rate of 8.39%. On February 27, 2003, this interest rate swap was sold for $2.3 million, and a new swap was entered covering $150 million of the notes, at a rate of 6-month LIBOR plus 6.94%, giving us an estimated all-in rate of 8.28%. The terms of these interest rate swap agreements, other than the notional amount and the base rate, were identical and were perfectly matched with the terms of the related hedged instrument. On December 31, 2002 and February 28, 2003, 6-month LIBOR was 1.38% and 1.34%, respectively.

      The following schedule summarizes contractual obligations and commitments at December 31, 2002 (in thousands):

			Over
		Over One	Three
	One Year	Through	Through	Over Five
	or Less	Three Years	Five Years	Years	Total

Long-term debt	$5,921	$22,369	$69,210	$175,000	$272,500
Operating leases	6,799	11,337	7,585	9,470	35,191
Capital lease obligations	419	451	124	—	994
Purchase commitments	24,836	—	—	—	24,836

	$37,975	$34,157	$76,919	$184,470	$333,521

      Our purchase commitments are primarily related to outstanding orders with suppliers to purchase finished goods related to our pharmaceutical products.

      Our liquidity needs increased significantly during 2002, and our annual net interest expense may exceed $19 million in 2003. The M.V.I. and Aquasol acquisition agreement provided for a $1 million guaranteed payment in August 2003, and future contingent payments of $2.0 million and $43.5 million potentially due in August 2003 and August 2004, respectively, depending on the status of certain reformulation activities being carried out by AstraZeneca. As previously discussed, the conditions to the contingent payments were not met by the required date, so that the $2.0 million amount is no longer a contingent obligation of ours and the potential $43.5 million contingent payment is decreasing by $1.0 million for each full month that the conditions continue to be unmet. If such conditions are not satisfied by December 31, 2003, the remaining contingent payment obligation to AstraZeneca will decrease to zero. In addition, we may have to make contingent payments of $4.8 million over four years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. These contingent payment obligations, including the contingent payments potentially due in connection with the acquisition of the M.V.I. and Aquasol product lines, have not yet been recorded as a liability on our consolidated balance sheet. We have $5.9 million of principal repayments due in the next twelve months under our senior credit facilities and will make interest payments on the senior subordinated notes of $9.6 million in April and October 2003. These interest payments will be reduced by approximately $0.4 million and $1.9 million to be received under our interest rate swap agreement in April 2003 and October 2003, respectively.

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

Related Party Transactions

      In 1994, as part of our internal development program, we organized Endeavor Pharmaceuticals, Inc. to continue development of products that we had been developing on our own and to permit investors to directly invest in the development of these products. We assigned our rights to these products to Endeavor in return for approximately 47% of Endeavor’s fully diluted equity. As a result of additional issuances of equity by Endeavor to third party investors, our fully diluted ownership interest in Endeavor has been reduced to approximately 13%. As of December 31, 2002, Dr. Frederick D. Sancilio, our Executive Chairman and Chief Scientific Officer, owned 0.8% of Endeavor’s fully diluted equity and an affiliate of James L. Waters, one of our directors, owned 0.6%. We had net revenues for services provided to Endeavor at our standard rates of approximately $1.1 million in 2002, $0.2 million in 2001 and $0.7 million in 2000. We had approximately $0.3 million and $0.1 million in related accounts receivable at December 31, 2002 and 2001, respectively.

      We organized Aesgen, Inc. with an affiliate of the Mayo Clinic in 1994 and funded it in 1995 with an affiliate of the Mayo Clinic, MOVA Pharmaceutical Corporation and certain other investors to combine our development capabilities with the medical expertise of the Mayo Clinic and to permit investors to directly invest in the development of these products. We distributed our initial common stock investment in Aesgen to our shareholders prior to our initial public offering in 1996. As a result, some of our directors, executive officers and holders of 5% or more of common stock who held our stock prior to the initial public offering beneficially own common equity of Aesgen. In the aggregate they own less than 10% of Aesgen’s fully diluted common equity. In October 2001, we agreed to provide development services to Aesgen, through AAI International, at our standard rates in exchange for $1.1 million of Aesgen convertible preferred stock. Through December 31, 2002, we had performed $580,000 of services under this agreement. At December 31, 2002, we held convertible preferred shares of Aesgen that represented approximately 10.0% of Aesgen’s fully diluted common equity, which included 5.4% earned through December 31, 2002, for services performed under this agreement. If all $1.1 million of services are performed, we expect to own 14.2% of Aesgen’s common equity on a fully diluted basis.

      In December 2001, we acquired rights, title and interest to some of the products being developed by Aesgen. These products include five products for which abbreviated new drug applications have been approved by the FDA, and two other products under development. As consideration for the purchase of these products, we waived all claims to amounts due from Aesgen. At December 31, 2002, the approximate book value of these assets was $600,000.

      In February 2002, we purchased a generic injectable vitamin D nutritional product from Aesgen for payment of $1.0 million in cash and additional contingent milestone payments of up to $1.5 million. Recently, the prerequisite for payment of an additional $500,000 of such contingent milestones occurred and such payment was made to Aesgen, while the prerequisites for payment of the remaining $1.0 million were not met and no further payment of this amount is owed by us. We intend to market this product as an extension of our Aquasol product line. Under this agreement, we are obligated to pay royalty payments equal to 30% of the net revenues of the product acquired from Aesgen, less certain costs incurred in its manufacture and marketing, for the eight-year period following the first commercial sale of this product.

      We recognized net revenues of approximately $494,000, $86,000 and $100,000 from Aesgen for the years ended December 31, 2002, 2001 and 2000, respectively. We had no related accounts receivable or work-in-progress at December 31, 2002 or 2001.

      See “Certain Relationships and Related Transactions” and note 8 to our consolidated financial statements included elsewhere in this report for a more detailed description of these related party transactions.

Inflation

      We believe that the effects of inflation generally do not have a material adverse effect on our consolidated results of operations or financial condition.

New Accounting Standards

      In April 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS No. 145”). This statement eliminates the automatic classification of gain or loss on early extinguishment of debt as an extraordinary item and requires that any such gain or loss be reviewed under the criteria of Accounting Principles Board No. 30 “Reporting Results of Operations.” This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The statement is effective for fiscal years beginning after May 15, 2002. We do not expect that the adoption of SFAS No. 145 will have a significant impact on our consolidated results of operations, financial position or cash flows.

      In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

      In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

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

      For purposes of illustration, these forward-looking statements include statements relating to the amount, timing, and use of proceeds of future issuance of equity; the sufficiency of our senior credit facilities and cash flow from operations to fund near-term growth and to fund guaranteed and contingent acquisition payment obligations; the availability of future financing, if necessary; the expected amounts owed under future contingent acquisition payment obligations; our R&D activities, funding and trends and the expected use of our fee-for-service resources in support thereof; anticipated product development and development services net revenues and profitability levels and trends; expected levels of future net interest expenses; targeted research and development expenditures as a percentage of net revenues; anticipated levels of sales and general and administrative costs as a percentage of net revenues; and expected net revenues, expenses and profitability of our product sales.

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

      Additional factors that may cause the actual results to differ materially are discussed in Exhibit 99.1 to this report hereto and incorporated herein by reference and in our recent filings with the SEC, including, but not limited to, our Form 8-K reports, and other periodic filings. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

      As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. Dollar equivalent of revenues and expenses denominated in foreign currencies change and can have an adverse impact on our operating results. To seek to minimize its risk from foreign exchange movement, we may use local debt to fund our foreign operations. If foreign exchange rates were to decrease by 10%, our operating results would have been lower by $17,000 in 2002 due to the reduction in reported results from European operations.

      We are also exposed to fluctuations in interest rates on variable rate debt instruments tied to LIBOR, as discussed in “Management’s Discussion and Analysis of Financial Condition — Liquidity and Capital Resources.” If interest rates were to increase by 1%, annual interest expense on variable rate debt tied to interest rates would increase by approximately $1.1 million.

Item 8.     Financial Statements and Supplementary Data

Report of Independent Auditors

Board of Directors and Stockholders

aaiPharma Inc.

We have audited the accompanying consolidated balance sheets of aaiPharma Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income (loss) for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(d). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of aaiPharma Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As disclosed in Note 1 to the consolidated financial statements, as of January 1, 2002 the Company changed its method of evaluating goodwill for impairment.

/s/ ERNST & YOUNG LLP

Raleigh, North Carolina

January 27, 2003
except for Note 1, as to which the date is
March 10, 2003

aaiPharma Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Years Ended December 31,

	2002	2001	2000

Net revenues:
Product sales	$128,462	$27,448	$7,341
Product development	19,610	20,426	9,896
Development services (includes related party net revenues of $1,556, $323, and $761)	82,438	93,199	87,008

	230,510	141,073	104,245

Operating costs and expenses:
Direct costs (excluding depreciation):
Product sales	32,645	13,337	5,378
Development services	48,813	53,860	42,264

Total direct costs	81,458	67,197	47,642
Selling	23,077	13,749	11,652
General and administrative	40,108	26,538	23,773
Depreciation and amortization	9,571	7,755	7,253
Research and development	20,854	10,482	11,891
Direct pharmaceutical start-up costs	—	2,123	—

Total operating costs and expenses	175,068	127,844	102,211

Income from operations	55,442	13,229	2,034
Other expense:
Interest, net	(19,366)	(3,646)	(2,134)
Other	461	(444)	218

	(18,905)	(4,090)	(1,916)

Income before income taxes, extraordinary loss and cumulative effect of accounting change	36,537	9,139	118
Provision for (benefit from) income taxes	13,884	3,199	(441)

Income before extraordinary loss and cumulative effect of accounting change	22,653	5,940	559
Extraordinary loss, net of a tax benefit of $2,714	(5,339)	—	—
Cumulative effect of a change in accounting principle, net of a tax benefit of $495	—	—	(961)

Net income (loss)	$17,314	$5,940	$(402)

Basic earnings (loss) per share:
Income before extraordinary loss and cumulative effect	$0.83	$0.22	$0.02
Extraordinary loss	(0.20)	—	—
Cumulative effect of accounting change	—	—	(0.04)

Net income (loss)	$0.63	$0.22	$(0.02)

Weighted average shares outstanding	27,348	26,691	26,232

Diluted earnings (loss) per share:
Income before extraordinary loss and cumulative effect	$0.80	$0.22	$0.02
Extraordinary loss	(0.19)	—	—
Cumulative effect of accounting change	—	—	(0.04)

Net income (loss)	$0.61	$0.22	$(0.02)

Weighted average shares outstanding	28,359	27,462	26,657

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$6,532	$6,371
Accounts receivable, net	29,467	26,594
Work-in-progress	10,515	10,464
Inventories	17,004	9,057
Prepaid and other current assets	7,633	5,972

Total current assets	71,151	58,458
Property and equipment, net	53,125	37,035
Goodwill, net	210,792	49,380
Intangible assets, net	89,078	39,124
Other assets	16,179	12,289

Total assets	$440,325	$196,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term debt	$5,921	$—
Accounts payable	17,671	15,444
Customer advances	15,051	13,349
Accrued wages and benefits	6,718	3,879
Interest payable	5,232	371
Other accrued liabilities	5,201	4,922

Total current liabilities	55,794	37,965
Long-term debt, less current portion	277,899	78,878
Other liabilities	7,182	224
Commitments and contingencies	—	—
Redeemable warrants	—	2,855
Stockholders’ equity:
Preferred stock, $.001 par value, 5 million shares authorized, none outstanding in 2002 or 2001	—	—
Common stock, $.001 par value; 100 million shares authorized, 27,502,709 outstanding —2002; 26,996,286 outstanding —2001	27	27
Paid-in capital	79,049	75,224
Retained earnings	20,592	3,278
Accumulated other comprehensive losses	(218)	(2,165)

Total stockholders’ equity	99,450	76,364

Total liabilities and stockholders’ equity	$440,325	$196,286

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,

	2002	2001	2000

Cash flows from operating activities:
Income before extraordinary loss and cumulative effect of accounting change	$22,653	$5,940	$559
Adjustments to reconcile income before extraordinary loss and cumulative effect of accounting change to net cash provided by operating activities:
Depreciation and amortization	9,571	7,755	7,253
Other	145	1,265	463
Changes in operating assets and liabilities:
Accounts receivable, net	(2,380)	(3,112)	6,718
Work-in-progress	643	6,502	(300)
Inventories	(7,853)	(5,452)	(1,939)
Prepaid and other assets	(10,761)	(2,232)	1,432
Accounts payable	1,937	6,673	1,964
Customer advances	1,227	1,522	2,943
Interest payable	4,861	227	(4)
Accrued wages and benefits and other accrued liabilities	8,066	1,263	(4,385)

Net cash provided by operating activities	28,109	20,351	14,704

Cash flows from investing activities:
Purchases of property and equipment	(8,529)	(6,315)	(4,586)
Purchase of property and equipment previously leased	(14,145)	—	—
Proceeds from sales of property and equipment	131	3,513	307
Acquisitions	(211,997)	(79,100)	—
Other	(593)	151	334

Net cash used in investing activities	(235,133)	(81,751)	(3,945)

Cash flows from financing activities:
Net payments on short-term debt	—	(16,272)	(10,655)
Proceeds from long-term borrowings	244,486	78,878	—
Payments on long-term borrowings	(51,900)	(1,024)	(673)
Proceeds from interest rate swap, net	10,486	—	—
Issuance of common stock	3,243	5,123	405
Other	702	(152)	(577)

Net cash provided by (used in) financing activities	207,017	66,553	(11,500)

Net (decrease) increase in cash and cash equivalents	(7)	5,153	(741)
Effect of exchange rate changes on cash	168	(7)	(22)
Cash and cash equivalents, beginning of year	6,371	1,225	1,988

Cash and cash equivalents, end of year	$6,532	$6,371	$1,225

Supplemental information, cash paid for:
Interest	$16,835	$2,719	$2,312

Income taxes	$1,346	$370	$67

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

				Retained	Accumulated
	Common Stock			Earnings	Other	Stock
			Paid-in	(Accumulated	Comprehensive	Subscriptions
	Shares	Amount	Capital	Deficit)	Income (Loss)	Receivable	Total

Balance, December 31, 1999	25,808	$26	$69,723	$(2,260)	$(906)	$(25)	$66,558
Stock options exercised	639	1	629	—	—	—	630
Currency translation adjustment	—	—	—	—	(477)	—	(477)
Unrealized loss on investments	—	—	—	—	(591)	—	(591)
Payments on stock subscriptions	—	—	—	—	—	3	3
Net loss	—	—	—	(402)	—	—	(402)

Balance, December 31, 2000	26,447	27	70,352	(2,662)	(1,974)	(22)	65,721
Stock options exercised	549	—	4,872	—	—	—	4,872
Currency translation adjustment	—	—	—	—	(672)	—	(672)
Realized loss on investments reclassified into earnings	—	—	—	—	481	—	481
Payments on stock subscriptions	—	—	—	—	—	22	22
Net income	—	—	—	5,940	—	—	5,940

Balance, December 31, 2001	26,996	27	75,224	3,278	(2,165)	—	76,364
Stock options exercised	507	—	3,825	—	—	—	3,825
Currency translation adjustment	—	—	—	—	1,837	—	1,837
Realized loss on investments reclassified into earnings	—	—	—	—	110	—	110
Net income	—	—	—	17,314	—	—	17,314

Balance, December 31, 2002	27,503	$27	$79,049	$20,592	$(218)	$—	$99,450

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended
	December 31,

	2002	2001	2000

Net income (loss)	$17,314	$5,940	$(402)
Currency translation adjustments	1,837	(672)	(477)
Unrealized loss on investments	—	—	(591)
Realized loss on investments reclassified into earnings from other comprehensive income	110	481	—

Comprehensive income (loss)	$19,261	$5,749	$(1,470)

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

Notes to Consolidated Financial Statements

December 31, 2002

1. Significant Accounting Policies and Other Matters

Organization
aaiPharma Inc. (“aaiPharma” or the “Company”) is a science-based specialty pharmaceutical company focused on the commercialization of branded pharmaceutical products that the Company develops or acquires. The Company also has a comprehensive range of pharmaceutical development capabilities primarily in the United States and Europe. In 2002, the majority of the Company’s net revenues came from the sale of commercial pharmaceutical products and to developing new products or improving existing products. Prior to 2002, the majority of the Company’s net revenues were earned in the development services business. Major customers for the Company’s pharmaceutical products are large, well-established medical wholesalers and distributors. Major customers for the development services and product development businesses are large and small pharmaceutical and biotechnology companies.

Basis of Presentation and Consolidation
The consolidated financial statements include the accounts of aaiPharma Inc. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated. Certain balances in the prior year’s consolidated financial statements have been reclassified to conform to the December 31, 2002 presentation.

On January 30, 2003, aaiPharma’s board of directors approved a 3-for-2 stock split of the Company’s common shares. On March 10, 2003, each stockholder received one additional share of common stock for every two shares they owned on the record date of February 19, 2003. All share and per share amounts have been restated to reflect the stock split for all periods presented.

Revenue Recognition
Revenues for product sales are recognized at the time the products are shipped. Development services revenue from fee-for-service contracts are recognized on a percentage-of-completion basis as the work is performed, based on the relationship between costs incurred and total estimated costs, or on a time and materials basis in accordance with the specific contract terms. Product development revenues consist of licensing and royalty revenues. Licensing revenues are recognized upon completion of interim contract milestones. Royalty revenues are recognized as earned in accordance with contract terms. Revenues from upfront licensing fees are deferred and amortized over the term of the relevant agreement or as on-going services are performed. Revenues from contract milestones based on product approval are recognized when the applicable product is approved. Work-in-progress represents revenues recognized prior to contract billing terms. Provisions for losses on contracts, if any, are recognized when identified.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements”. SAB 101 specifically addresses revenue recognition issues related to certain upfront payments or fees. Under SAB 101, certain upfront fees and payments recognized as income in prior periods were required to be deferred and amortized into revenue over the terms of the relevant agreements or as the on going services were performed. Although the Company implemented SAB 101 in the fourth quarter of 2000, the cumulative effect of a change in accounting principle has been retroactively adopted as of the beginning of the first quarter of 2000. For the year 2000, the Company recorded a charge of $1,456,000 ($961,000 after tax) for the cumulative effect of this change in accounting principle. In 2002, 2001 and 2000, the Company recognized $591,000, $500,000 and $733,000, respectively, of revenue related to the amortization of these deferred amounts. At December 31, 2002, no balance remains to be amortized into revenue in future periods.

Income Taxes
Income taxes have been accounted for using the liability method in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes.” Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax bases of assets and liabilities and their reported amounts.

Research and Development Costs
The Company engages in numerous research and development (“R&D”) projects with the objective of growth and utilization of a portfolio of proprietary technologies and patent and intellectual property rights to bring products to market or to license or sell these technologies to others. R&D expenses represent direct salaries of R&D personnel, raw material expenses, third-party consulting and testing costs, along with an allocation of indirect costs such as management and administrative overhead costs and facilities costs. R&D costs are charged to expense as incurred. Although there is a risk that any specific R&D project may not produce revenues, the Company believes that the potential profit margins from successful development projects will compensate for costs incurred for unsuccessful projects. The Company is currently involved in many pharmaceutical and technology development projects and believes that these activities help to diversify its R&D portfolio and manage its risk.

Advertising
The Company expenses advertising costs as incurred, and these costs are included in selling expenses. Advertising costs were $4.5 million, $0.9 million and $0.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Earnings (Loss) per Share
Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed assuming that the weighted average number of common shares was increased by the conversion of stock options issued to employees and members of the Company’s Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were converted to shares and issued, unless their inclusion would be anti-dilutive. In 2002, 2001 and 2000, 2,296,001, 824,378 and 2,700,407 options were excluded as they were anti-dilutive. In each year presented, the net income (loss) (the “numerator”) is the same for both basic and diluted per share computations.

The following table provides a reconciliation of the denominators for the basic and diluted earnings (loss) per share computations:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Basic earnings (loss) per share:
Weighted average number of shares	27,348	26,691	26,232
Effect of dilutive securities:
Stock options	1,011	771	425

Diluted earnings (loss) per share:
Adjusted weighted average number of shares and assumed conversions	28,359	27,462	26,657

Concentration of Credit Risk
The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors and large and small pharmaceutical and biotechnology companies. Approximately 35% of the accounts receivable balance at December 31, 2002 represented amounts due from two customers. At December 31, 2001, no single customer accounted for more than 10% of the Company’s accounts receivable balance. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

In 2002, three customers accounted for approximately 19%, 18% and 12%, respectively, of the Company’s revenues. One customer accounted for approximately 15% of the Company’s revenue in both 2001 and 2000.

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

Goodwill and Other Intangibles, Net
For the years ended December 31, 2001 and 2000, goodwill, defined as the excess of the purchase price over the fair value of the net assets of acquired businesses, was amortized over 20 years. In accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS No. 141”), the Company ceased amortization of goodwill as of January 1, 2002. For purchase business combinations consummated subsequent to June 30, 2001, goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment on an annual basis or as impairment indicators are identified. Goodwill amortization for the year ended December 31, 2001 was $0.6 million. At December 31, 2002 and 2001, the amounts for accumulated amortization of goodwill were approximately $4.0 million and $3.4 million, respectively. The change in accumulated goodwill amortization from December 31, 2001 to December 31, 2002 is due to foreign currency exchange rate changes. Other identifiable intangible assets are amortized, if applicable (see note 2), on a straight-line basis over their estimated useful lives, which range from 3 to 20 years. At December 31, 2002 and 2001, the amounts of accumulated amortization of identifiable intangibles were approximately $3.0 million and $0.3 million, respectively.

The changes in the carrying value of goodwill by operating segment for the year ended December 31, 2002 were:

	Balance at		Foreign	Balance at
	January 1,		Currency	December 31,
	2002	Additions	Translation	2002

	(In thousands)
Product sales	$39,717	$159,697	$—	$199,414
Development services	9,663	241	1,474	11,378

	$49,380	$159,938	$1,474	$210,792

The changes in identifiable intangible assets for the years ended December 31, 2002 and 2001 were:

	Balance at			Balance at
	January 1,		Amortization	December 31,	Amortizable
	2002	Additions	Expense	2002	Life

	(in thousands)
Indefinite-lived intangibles	$28,000	$—	$—	$28,000	Indefinite
Trademarks, technology and license agreements	11,124	52,653	(2,699)	61,078	3 - 20 years

	$39,124	$52,653	$(2,699)	$89,078

	Balance at			Balance at
	January 1,		Amortization	December 31,	Amortizable
	2001	Additions	Expense	2001	Life

	(in thousands)
Indefinite-lived intangibles	$—	$28,000	$—	$28,000	Indefinite
Trademarks, technology and license agreements	712	10,505	(93)	11,124	3 - 20 years

	$712	$38,505	$(93)	$39,124

The total intangible asset amortization expense for the year ended December 31, 2002, was $2.7 million, and is included in general and administrative expenses. Amortization expense for the next five years is estimated to be approximately $3.3 million per year.

On an ongoing basis, the Company assesses the value of its goodwill, intangibles and other assets by determining their ability to recover the unamortized balances over the remaining useful lives. Goodwill, intangibles and other long-lived assets determined to be unrecoverable would be written-off in the period in which such determination is made.

Foreign Currency Translation
The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for the respective years. The gains and losses resulting from the changes in exchange rates from year to year have been reported in accumulated other comprehensive income (loss) included in the consolidated statements of stockholders’ equity.

Derivative Financial Instruments
aaiPharma uses an interest rate swap agreement to modify its fixed rate obligation to a variable rate obligation, thereby adjusting the interest rate to the current market rate and ensuring that the debt instrument is always reflected at fair value. The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS No. 133”), to account for its interest rate swap using hedge accounting treatment. The Company has outstanding one interest rate swap agreement to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. The Company has determined that this interest rate swap agreement, designated as a fair value hedge, qualifies for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS No. 133, this hedge is determined to be “perfectly effective”, and there is no requirement to periodically evaluate effectiveness. See Note 6 for additional details on the outstanding interest rate swap agreement.

Impact of Recently Issued Accounting Standards
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

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not expect that the adoption of SFAS No. 146 will have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

Employee Stock-Based Compensation
The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related Interpretations in accounting for its employee stock options as permitted by SFAS No. 123 “Accounting for Stock-Based Compensation” and make the required pro forma disclosures required by SFAS No. 123 and SFAS No. 148. Under APB No. 25, if the exercise price of the Company’s stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized.

The fair value for stock options was estimated at the date of grant using a Black-Scholes pricing model with the following weighted average assumptions:

	Years Ended
	December 31,

	2002	2001	2000

Expected dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	3.8%	4.6%	5.9%
Expected volatility	113.0%	120.0%	67.0%
Expected life (in years from vesting)	5	5	5

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the vesting period. The grant date Black-Scholes weighted average fair value of options issued at market price was $11.49, $8.90 and $3.29 per share for 2002, 2001 and 2000, respectively, and the weighted average fair value of options issued in excess of market price was $9.94 per share in 2002. No options were issued in excess of market price in 2001 or 2000.

The Company applies APB Opinion No. 25 and related Interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. If compensation cost for the Company’s plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	Years Ended December 31,

	2002	2001	2000

	(In thousands, except per
	share data)
Net income (loss), as reported	$17,314	$5,940	$(402)
Pro forma stock-based compensation cost, net of tax	6,520	2,366	2,067
Pro forma net income (loss)	10,794	3,574	(2,469)
Earnings (loss) per share:
As reported —
Basic	$0.63	$0.22	$(0.02)
Diluted	$0.61	$0.22	$(0.02)
Pro forma —
Basic	$0.39	$0.13	$(0.09)
Diluted	$0.38	$0.13	$(0.09)

Fair Value of Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, work-in-progress and current liabilities approximate fair values as of December 31, 2002 and 2001. Based on borrowing rates currently available to the Company, the carrying value of the variable rate debt approximated fair value. The fair market value of the Company’s fixed rate debt is estimated based on market quotations. At December 31, 2002, the fair market value was approximately the carrying value.

Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The most significant estimates relate to the allowance for doubtful accounts, inventory reserves, sales allowances and useful lives for intangible assets. Actual results could differ from such estimates and changes in such estimates may affect amounts reported in future periods.

Extraordinary Loss
In March 2002, the Company recorded a charge of $5.3 million, net of a tax benefit of $2.7 million, to record the write-off of deferred financing and other costs related to its prior debt facilities.

2. Business Combinations

On March 28, 2002, the Company acquired the U.S. rights to the Darvon and Darvocet-N branded product lines, which treat mild-to-moderate pain, and existing inventory from Eli Lilly and Company, in a business combination accounted for as a purchase. The Company acquired these product lines and related intangible assets for $211.4 million. To finance this acquisition, which included $1.8 million of inventory, the Company used the proceeds from the senior secured credit facilities and senior subordinated notes, as described in note 6. The Darvon and Darvocet-N product lines did not have separable assets and liabilities associated with them, other than inventory, therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable assets, with the excess of the purchase price over the identifiable tangible and intangible assets recorded as goodwill. Based on this allocation, $51.2 million of intangible assets have been identified and will be amortized over 20 years. In accordance with SFAS No. 141 and Statement of Financial Accounting Standards No. 142 “Accounting for Goodwill and Intangibles”, the excess of the purchase price over identifiable intangible assets has been classified as goodwill, which is not subject to amortization.

Pro Forma Financial Information
The following unaudited pro forma consolidated financial information reflects the results of operations for the years ended December 31, 2002 and 2001 as if the Darvon/Darvocet-N acquisition had occurred at the beginning of each period presented.

	Years Ended
	December 31,

	2002	2001

	(In thousands,
	except
	per share data)
Net revenues	$240,242	$203,975
Income before extraordinary loss	21,484	18,205
Net income	16,145	18,205
Basic earnings per share:
Income before extraordinary loss	$0.79	$0.68
Net income	$0.59	$0.68
Diluted earnings per share:
Income before extraordinary loss	$0.76	$0.66
Net income	$0.57	$0.66

In December 2001, the Company acquired from Novartis Pharmaceutical Corporation and Novartis Corporation a line of asthma products used in the prevention and reversal of bronchospasm in patients age 12 and older with asthma and reversible bronchospasm associated with bronchitis and emphysema, in a business combination accounted for as a purchase. The product line acquired is marketed under the Brethine brand name. The Company acquired this product line and related intangible assets for $26.6 million. To finance this acquisition, the Company used the proceeds from an additional $25 million term loan, which was refinanced by the new senior secured credit facility as described in note 6, and used working capital to pay the remainder of the purchase price. Revenues from the sales of these products are included in the Company’s results of operations beginning on the acquisition date. The Brethine product line did not have separable assets and liabilities associated with it, therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable intangible assets in the amount of $9.9 million, which are being amortized over 20 years, with the excess of the purchase price over the identifiable intangible assets recorded as goodwill in the amount of $16.7 million.

In August 2001, the Company completed the acquisition of a line of critical care injectable and oral nutrition products from AstraZeneca AB, an affiliate of AstraZeneca PLC, in a business combination accounted for as a purchase. The product lines acquired are marketed under the M.V.I. and Aquasol brand names. The Company acquired these product lines and related intangible assets for payments of up to $100 million over three years. To finance the initial payment for this acquisition of $52.5 million, which included $3.7 million of inventory, the Company used the proceeds from a term loan, which was refinanced under the senior secured credit facility as described in note 6. An additional guaranteed payment of $1.0 million was made in August 2002 and a future guaranteed payment of $1.0 million is due in August 2003. The acquisition agreement provided for future contingent payments. A contingent payment of $2.0 million would have been due in August 2003 if the FDA had approved by December 31, 2002 the reformulated M.V.I.-12 product with a minimum shelf life of 12 months. In addition, a contingent payment of up to $43.5 million is due in August 2004 if FDA approval of the reformulated M.V.I.-12 product is received on or before December 31, 2003, with the $43.5 million payment being reduced by $1.0 million for each month after December 31, 2002 during which FDA approval has not been obtained. The $43.5 million payment will become zero in the event FDA approval is not obtained on or before December 31, 2003. An application for approval of this reformulated product was submitted to the FDA in February 2003. These contingent obligations have not been recorded as a liability on the Company’s balance sheet. Revenues from the sales of these products are included in the Company’s results of operations beginning on the acquisition date. The M.V.I. and Aquasol product lines did not have separable assets and liabilities associated with them, other than inventory, therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable tangible and intangible assets in the amount of $32.0 million, with the excess of the purchase price over the identifiable intangible assets recorded as goodwill in the amount of $19.2 million.

In connection with the M.V.I. and Aquasol acquisition, the Company recorded $32.0 million in intangible assets which meet the criteria for having an indefinite life. In accordance with SFAS No. 142, these intangible assets are not being amortized. The intangible assets recorded in connection with this acquisition represents the trademarks, technology and know-how associated with the product lines. In addition, the value recorded as goodwill is not being amortized and is evaluated for impairment on an annual basis in accordance with SFAS No. 142.

During July 2001, the Company made an initial payment of $0.9 million to acquire the assets of a sterile manufacturing facility located in Charleston, South Carolina. In 2002, a $0.2 million payment was made based on the level of manufacturing revenues at this facility. Additional contingent payments of up to $4.8 million plus additional royalties may become due in increments through June 30, 2006 based on the level of manufacturing revenues during this period. These contingent payment obligations have not yet been recorded as a liability on our consolidated balance sheets.

3. Accounts Receivable, Net

The following table presents the components of accounts receivable:

	December 31,

	2002	2001

	(In thousands)
Trade	$30,843	$27,559
Related parties	292	79

Total accounts receivable	31,135	27,638
Allowance for doubtful accounts	(1,668)	(1,044)

Total accounts receivable, net	$29,467	$26,594

4. Inventories

The following table presents the components of inventories:

	December 31,

	2002	2001

	(In thousands)
Finished goods	$10,389	$5,478
Work-in-process	1,866	1,069
Raw materials and supplies	4,749	2,510

Total inventories	$17,004	$9,057

5. Property and Equipment, Net

The following table presents the components of property and equipment:

	December 31,

	2002	2001

	(In thousands)
Land	$2,688	$968
Buildings and improvements	29,893	17,554
Machinery and equipment	62,814	57,990
Construction-in-progress	3,921	2,373

Cost of property and equipment	99,316	78,885
Less, accumulated depreciation	(46,191)	(41,850)

Total property and equipment, net	$53,125	$37,035

Depreciation expense was approximately $6.9 million, $7.0 million, and $6.6 million for the years ended December 31, 2002, 2001 and 2000, respectively.

6. Debt and Credit Line

The following table presents the components of current maturities of long-term debt and short-term debt:

	December 31,

	2002	2001

	(In
	thousands)
Current maturities of long-term debt and short-term debt	$5,921	$—

The following table presents the components of long-term debt:

	December 31,

	2002	2001

	(In thousands)
U.S. bank term loan	$50,000	$78,000
U.S. revolving credit facility	47,500	—
11% senior subordinated notes due 2010, net of original issue discount	173,963	—
Interest rate swap monetization deferred income	10,486	—
Fair value of interest rate swap	1,871	—
Obligations under asset purchase agreement	—	878
Less: current maturities of long-term debt	(5,921)	—

Total long-term debt due after one year	$277,899	$78,878

In March 2002, the Company entered into a $175 million senior secured credit facility consisting of a $75.0 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term. The senior facilities were subsequently reduced to $125 million due to the $50 million of repayments made under the term loan facility. The availability of borrowings under the revolving credit facility is not limited by a borrowing base. At December 31, 2002, the Company had unused availability under the revolving credit facility of $27.5 million. The senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at the Company’s option. On December 31, 2002, 30-day LIBOR was 1.38%. Such facilities are guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. These senior credit facilities may be prepaid at any time without a premium.

Also in March 2002, the Company issued $175 million of senior subordinated notes due April 1, 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. These notes have a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all existing domestic subsidiaries and all future domestic subsidiaries that are owned 80% or more by the Company. The notes are not secured. Prior to the third anniversary of the date of issuance of the notes, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of the senior credit facilities require repayment of all of the indebtedness under these facilities before repurchase of any of the notes. On or after the fourth anniversary of the date of issuance of the notes, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%.

Concurrent with the issuance of the senior subordinated notes, the Company entered into an interest rate swap agreement to effectively convert interest expense on $140 million of senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On May 30, 2002, August 5, 2002 and September 19, 2002, the Company sold the then outstanding swap agreements for $4.4 million, $5.6 million and $3.7 million, respectively. The amounts received, less the interest benefit earned through the dates of sale, have been recorded as a premium to the carrying amount of the notes and are being amortized into interest income over their remaining life. At December 31, 2002, the Company had an interest rate swap agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 6.54%. Under this agreement, 6-month LIBOR was locked at 1.85%, giving us an all-in rate of 8.39%. On February 27, 2003, this interest rate swap was sold for $2.3 million, and a new swap was entered into covering $150 million of the notes, at a rate of 6-month LIBOR plus 6.94%, giving us an estimated all-in rate of 8.28%. The terms of the interest rate swap agreements, other than the notional amount and the base rate, were identical and were perfectly matched with the terms of the related hedged instrument. On December 31, 2002 and February 28, 2003, 6-month LIBOR was 1.38% and 1.34%, respectively.

Under the terms of the senior secured credit facility and the senior subordinated notes, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurring additional indebtedness. The Company was in compliance with the covenants at December 31, 2002.

Scheduled maturities of long-term debt as of December 31, 2002, are as follows (in thousands):

2003	$5,921
2004	9,869
2005	12,500
2006	17,105
2007(including the revolving credit facility)	52,105
2010	175,000

Total	$272,500

7. Stockholders’ Equity

The authorized capital stock of the Company at December 31, 2002 and 2001 was 100 million shares of voting common stock, $0.001 par value per share, and 5 million shares of preferred stock, $0.001 par value per share. The preferred stock is issuable in one or more series by the Company’s Board of Directors without further stockholder approval. No preferred stock was outstanding at December 31, 2002 or 2001. The Company has reserved 6,612,753 shares of common stock for issuance under the stock option plans at December 31, 2002.

Stock Option and Award Plans
The Company has five stock option plans: the 2000 Stock Option Plan for Non-Employee Directors (the “2000 Plan”), the 1997 Stock Option Plan (the “1997 Plan”), the 1996 Stock Option Plan (the

“1996 Plan”), the 1995 Stock Option Plan (the “1995 Plan”) and the 1996 Incentive and Non-Qualified Stock Option Plan (the “MTRA Plan”). Under the 1995 Plan, the Board of Directors initially could grant options to purchase up to 363,807 shares of common stock. However, the Company has no obligation to issue the shares upon exercise of such options until it has purchased an equal number of shares from certain existing stockholders. Under the 2000 Plan, the 1997 Plan and the 1996 Plan, the Board of Directors initially could grant options to purchase up to 615,000, 3,966,000 and 743,441, respectively, of newly issued shares of common stock. The Board of Directors reserved 776,250 shares to cover the exercise of the options under the MTRA Plan. The plans require that the exercise price of options cannot be less than either 100% (2000 Plan, 1997 Plan and MTRA Plan) or 75% (1996 and 1995 Plans) of the estimated fair market value of the Company’s shares of common stock on the date of grant.

The combined activity from all plans is presented in the following table:

		Weighted Average
	Shares	Exercise Price

Outstanding, December 31, 1999	3,228,300	$6.40
Granted	1,248,198	5.21
Exercised	(580,538)	0.58
Forfeited	(334,207)	8.03

Outstanding, December 31, 2000	3,561,753	6.78
Granted	857,748	10.61
Exercised	(594,024)	6.43
Forfeited	(329,499)	8.11

Outstanding, December 31, 2001	3,495,978	7.65
Granted	3,387,798	14.24
Exercised	(512,423)	6.33
Forfeited	(962,380)	14.13

Outstanding, December 31, 2002	5,408,973	10.79

Information regarding stock options outstanding and options exercisable at December 31, 2002 is summarized in the table below:

	Options Outstanding			Options Exercisable

		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise Prices	Outstanding	(Years)	Price	Exercisable	Price

$ 4.59 – $ 8.17	1,390,754	7.27	$5.75	944,943	$5.65
$ 8.48 – $11.00	1,353,722	7.26	9.41	704,766	8.96
$11.02 – $14.81	1,785,248	9.02	12.81	180,291	12.12
$14.96 – $22.54	879,249	9.35	16.77	—	—

$ 4.59 – $22.54	5,408,973	8.18	10.79	1,830,000	7.57

At December 31, 2002, 2001 and 2000, exercisable options representing 1,830,000, 1,379,003 and 1,443,797 shares, respectively, were outstanding.

8. Related Party Transactions

Endeavor Pharmaceuticals, Inc.
In 1994, aaiPharma organized Endeavor Pharmaceuticals, Inc. with Berlex Laboratories, Inc. and several other investors to fund the development of hormone pharmaceutical products, initially focusing on several generic hormone products already under development by the Company. The Company has also agreed to permit Endeavor, under certain circumstances, the first right to purchase additional proprietary hormone pharmaceutical products developed by aaiPharma. aaiPharma obtained a 47% equity interest in Endeavor through the contribution of its accumulated product research and development and technical know-how. The other investors contributed cash in exchange for their interests which, for all investors, was in the form of convertible preferred stock. Based on subsequent investments by other investors, at December 31, 2002 the Company’s interest, assuming conversion, had been reduced to approximately 13% of the fully diluted common equity of Endeavor. Subsequent to the reduction in ownership percentage and its reduced influence over the Endeavor operations, the Company ceased accounting for this as an equity method investment and began to account for it under the cost method. Endeavor has accumulated significant losses since inception and this investment has been recorded at zero value since 1995.

The Company had net sales to Endeavor of approximately $1.1 million, $0.2 million, and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively. aaiPharma had approximately $292,000 and $79,000 in related accounts receivable at December 31, 2002 and 2001, respectively.

Aesgen, Inc.
Aesgen, Inc. (“Aesgen”) was formally organized with an affiliate of the Mayo Clinic and MOVA Pharmaceutical Corporation and funded in 1995 through the issuance of approximately $11 million of nonconvertible, nonvoting, mandatorily redeemable, preferred stock. The Company made a cash investment of $1.6 million in such preferred stock, which is carried at cost, and is included in other noncurrent assets on the consolidated balance sheets.

In October 2001, the Company entered into a Service Agreement and a Subscription Agreement with Aesgen, whereby the Company has agreed to perform certain clinical work for Aesgen and to receive Aesgen preferred stock in lieu of cash for the services performed. The Company has subscribed to $1.1 million of preferred stock, and will receive up to 10,829 shares of such stock, in lieu of cash for the related shares. Through December 31, 2002, the Company has performed services under the agreement of $580,000. At December 31, 2002, the Company held approximately 10.0% of Aesgen’s fully diluted common stock. If all $1.1 million of services are performed, the Company expects to own 14.2% of Aesgen on a fully diluted basis. The preferred shares are to be issued in accordance with a timetable established by the Subscription Agreement.

In December 2001, the Company entered into a Product Sales Agreement with Aesgen. Under this agreement, Aesgen sold its rights, title and interest to certain products to the Company. These products include five products for which abbreviated new drug applications have been filed with the United States Food and Drug Administration, and two products under development. As consideration for the purchase of these products, the Company waived all claims to amounts due from Aesgen and terminated the development and licensing agreement, as described below. At December 31, 2002, the approximate book value of these assets was $600,000.

In February 2002, the Company purchased a proprietary product from Aesgen for payments of $1.0 million in cash and additional contingent milestone payments of up to $1.5 million. Recently, the prerequisite for payment of an additional $500,000 of such contingent milestones occurred and such payment was made to Aesgen, while the prerequisites for payment of the remaining $1.0 million were not met and no further payment of this amount is owed by the Company. The Company intends to market this product as an extension of the Aquasol product line. Under this agreement, the Company is obligated to pay royalty payments equal to 30% of the net revenues of the product acquired from Aesgen, less certain costs incurred in its manufacture and marketing, for the eight-year period following the first commercial sale of the product.

In 1996, the Company sold to Aesgen marketing rights to a product under development by the Company. Under the agreement, Aesgen paid a license fee and would have paid additional royalties upon marketing the product. aaiPharma had the right, under its development agreement with Aesgen, to provide certain product development and support services to Aesgen with respect to some generic drugs currently being developed by Aesgen, provided that aaiPharma’s fees for such services were comparable to those of a competitor. In addition, under such development agreement, the Company had agreed not to develop, for its own account or any other person, a formulation of any of the generic products currently under development for Aesgen and any additional drugs that aaiPharma agrees to develop in the future for Aesgen.

aaiPharma recognized net revenues of approximately $494,000, $86,000 and $100,000 from Aesgen for the years ended December 31, 2002, 2001 and 2000, respectively. The Company had no related accounts receivable or work-in-progress at December 31, 2002 or 2001.

       Cetan Technologies, Inc.

In 1999, the Company advanced $300,000 to Cetan Technologies, Inc. (“Cetan”), formerly known as PharmComm, Inc., a company whose principal stockholders include Dr. Frederick Sancilio and Mr. James Waters, both directors of aaiPharma.

The advance payment was for services to be rendered by Cetan during 1999 and 2000 for scanning and indexing services required as part of aaiPharma’s regulatory compliance and record retention policies. aaiPharma has engaged Cetan to perform these services since 1996 and has compensated Cetan pursuant to written agreements for the services. Cetan also has provided computer validation services to aaiPharma, which are required for compliance with regulatory requirements.

Total payments for scanning and validation services provided to aaiPharma by Cetan were approximately $7,000, $4,000, and $308,000 (excluding the advance payment) for the years ended December 31, 2002, 2001 and 2000, respectively. At December 31, 2000, the advance payment had been fully utilized.

9. Income Taxes

The following table presents the components for the provision for (benefit from) income taxes:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Income before income taxes:
United States	$36,635	$9,096	$(5,199)
Non-U.S.	(98)	43	5,317

Income before taxes	$36,537	$9,139	$118

Provision for (benefit from) income taxes:
Current:
Federal	$4,556	$1,654	$—
State	219	1,397	—
Non-U.S.	355	—	—

Total current taxes	5,130	3,051	—

Deferred:
Federal	6,905	1,067	(882)
State	1,849	(919)	441

Total deferred taxes	8,754	148	(441)

Provision for (benefit from) income taxes	$13,884	$3,199	$(441)

The following table presents the reconciliation of the provision for income taxes to the amount computed by applying the U.S. federal statutory income tax rate:

	Years Ended December 31,

	2002	2001	2000

	(In thousands)
Income before income taxes	$36,537	$9,139	$118

Tax expense using U.S. statutory income tax rate of 35% for 2002 and 34% for 2001 and 2000	$12,788	$3,107	$40
State income taxes, net	1,381	(11)	461
Permanent items, net	184	395	1,160
Non-U.S. operations, net	(194)	(53)	—
Tax credits	(677)	(368)	(100)
Change in reserve for deferred tax assets	362	129	(2,002)

Provision for (benefit from) income taxes	$13,844	$3,199	$(441)

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred taxes are included in prepaids and other current assets and other accrued liabilities. The following table presents the deferred tax assets and liabilities:

	December 31,

	2002	2001

	(In thousands)
Deferred tax assets, resulting from:
Accrued liabilities	$1,724	$1,202
Accounts receivable	1,493	825
Deferred revenue	903	4,667
Tax credits	—	518
U.S. net operating loss carryforwards	1,811	1,801
Non-U.S. net operating losses	2,826	2,539
Other items	276	(92)
Total deferred tax assets	9,033	11,460
Deferred tax liabilities, resulting from:
Amortization	(5,765)	—
Property and equipment	(5,453)	(5,253)
Valuation allowances on tax assets	(3,011)	(2,649)

Net deferred tax assets (liabilities)	$(5,196)	$3,558

Valuation allowances have been provided for certain assets resulting from accumulated net operating losses from foreign entities since realization of such assets cannot be predicted with reasonable certainty at this time. As of December 31, 2002, the Company had approximately $2.3 million of federal net operating loss carryforwards expiring in 2019 and $18.7 million of state net operating loss carryforwards with the following expirations: $6.7 million in 2015, and $12.0 million in 2016.

10. Employee Benefit Plan

The Company provides retirement benefits for all domestic aaiPharma employees with one year of service through a defined contribution plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. Participants may elect to contribute a portion of their annual compensation, subject to limitations. The Company makes matching contributions in aaiPharma stock equal to 50% of a participant’s contribution up to a certain amount. Additionally, the Company makes profit-sharing contributions at the discretion of the Board of Directors. The Company has expensed

$986,000, $788,000, and $880,000 for the years ended December 31, 2002, 2001 and 2000, respectively, for this benefit plan.

11. Commitments and Contingencies

The Company leases land, buildings and equipment under renewable lease agreements classified as operating leases. Rent expense under these agreements for the years ended December 31, 2002, 2001 and 2000 was $7.0 million, $6.9 million, and $4.9 million, respectively. As of December 31, 2002, future minimum rentals due under non-cancelable operating lease agreements with initial terms of one year or more were: $6.8 million — 2003; $5.9 million — 2004; $5.4 million — 2005; $3.9 million — 2006; $3.7 million — 2007 and $9.5 million — thereafter. As of December 31, 2002, future minimum rentals due under non-cancelable capital lease agreements with initial terms of one year or more were: $0.4 million — 2003; $0.3 million — 2004; $0.2 million — 2005; $0.1 million — 2006; and zero — thereafter.

The Company is party to lawsuits and administrative proceedings incidental to the normal course of business. While the outcomes of these suits cannot be completely predicted, the Company does not believe that any liabilities related to such lawsuits or proceedings will have a material adverse effect on its consolidated financial condition, results of operations or cash flows and intends to vigorously pursue all defenses available. In cases where aaiPharma has initiated an action, the Company intends to prosecute these claims to the full extent of its rights under the law.

The Company is party to a number of legal actions with companies that market generic drugs. The Company filed three cases in the United States District Court for the Eastern District of North Carolina claiming infringement of certain of its fluoxetine hydrochloride patents. Fluoxetine hydrochloride is an active ingredient in the drug marketed by Eli Lilly as Prozac. The defendants in these three actions, Dr. Reddy’s Laboratories Ltd., a pharmaceutical company based in India, and its U.S. affiliate, Dr. Reddy’s Laboratories, Inc. (formerly Reddy-Cheminor, Inc.) sell a generic fluoxetine hydrochloride product in the United States.

The Company is also involved in four actions centered on its omeprazole-related patents. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca AB. Two of these cases have been filed against the Company by Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. in the United States District Court for the Southern District of New York. In these cases, the plaintiffs are seeking a declaratory judgment that their omeprazole products do not infringe the Company’s patents and in addition, they are challenging the validity of five of the Company’s omeprazole patents. They also seek to recover costs and attorney’s fees. Furthermore, in a second case, filed in November 2001, the plaintiffs are seeking damages for alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act.

A third case involving the Company’s omeprazole patents was brought in August 2001 by Andrx Pharmaceuticals, Inc. (“Andrx”) in the United States District Court for the Southern District of New York. Andrx is challenging the validity of three of the Company’s omeprazole patents, and is also seeking a declaratory judgment that its generic omeprazole product does not infringe these patents. Furthermore, Andrx claims violations of federal and state antitrust laws with respect to the licensing of these omeprazole patents and is seeking injunctive relief and unspecified treble damages.

The fourth case involving the omeprazole patents was brought in December 2002 by the Company against Kremers Urban Development Co., Schwarz Pharma Inc. and Schwarz Pharma AG (collectively, “KUDCO”) in the United States District Court for the Southern District of New York. The case involves claims of infringement of the omeprazole patent dealing with a dry-blend process of manufacturing omeprazole products. KUDCO has filed its answer to the complaint, denying the claims, asserting various affirmative defenses, and asserting counterclaims of patent invalidity, product non-infringement and antitrust violations under federal and state antitrust laws. aaiPharma intends to vigorously defend its patent rights and defend against the foregoing defenses and counterclaims asserted by KUDCO.

The Company may be party to other lawsuits and administrative proceedings incidental to the normal course of its business which are not considered material.

12. Financial Information by Business Segment and Geographic Area

The Company operates in three business segments consisting of a product sales business, primarily comprised of the pharmaceuticals business unit, a product development business, primarily the research and development business unit, and a development services business, primarily the AAI International business unit. The product sales business provides for the sales of M.V.I., Aquasol, Brethine, Darvon, Darvocet-N and Azasan product lines and for the commercial manufacturing of small quantity products outsourced by other pharmaceutical companies. In the product development segment, the Company internally develops drugs and technologies for future sales by the product sales business or with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The core services provided by the development services business on a fee-for-service basis to pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials. The majority of the Company’s non-U.S. operations are located in Germany.

Corporate income (loss) from operations includes general corporate overhead costs and, in fiscal 2001 and 2000, goodwill amortization, which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Years Ended December 31,

	2002	2001	2000

Net revenues:
Product sales	$128,462	$27,448	$7,341
Product development	19,610	20,426	9,896
Development services	82,438	93,199	87,008

	$230,510	$141,073	$104,245

United States	$228,827	$129,464	$88,077
Germany	15,520	15,442	17,888
Other	962	916	1,554
Less intercompany	(14,799)	(4,749)	(3,274)

	$230,510	$141,073	$104,245

Gross margin (excluding depreciation):
Product sales	$95,817	$14,111	$1,963
Product development	19,610	20,426	9,896
Development services	33,625	39,339	44,744

	$149,052	$73,876	$56,603

Income (loss) from operations:
Product sales	$73,703	$7,691	$(719)
Product development	19,610	20,426	9,896
Development services	557	8,920	16,417

	93,870	37,037	25,594
Research and development expense	(21,279)	(10,851)	(12,221)
Corporate	(17,149)	(12,957)	(11,339)

	$55,442	$13,229	$2,034

United States	$55,844	$13,095	$(3,504)
Germany	(58)	440	6,079
Other	(344)	(306)	(541)

	$55,442	$13,229	$2,034

	Years Ended December 31,

	2002	2001	2000

Depreciation and amortization:
Product sales	$3,121	$552	$781
Development services	3,903	4,503	4,215
Research and development expense	425	369	330
Corporate	2,122	2,331	1,927

	$9,571	$7,755	$7,253

Total assets:
Product sales	$347,596	$105,541	$5,673
Product development	6,024	7,832	4,856
Development services	49,952	55,555	78,505
Corporate	36,753	27,358	23,117

	$440,325	$196,286	$112,151

United States	$417,997	$176,518	$90,037
Germany	21,167	18,794	21,067
Other	1,161	974	1,047

	$440,325	$196,286	$112,151

Goodwill, net:
Product sales	$199,414	$39,717	$—
Development services	11,378	9,663	10,554

	$210,792	$49,380	$10,554

13. Financial Results by Quarter (Unaudited)

	Quarter

	First	Second	Third	Fourth

	(In thousands, except per
	share amounts)
2002
Net revenues	$45,620	$61,447	$61,209	$62,234
Gross margin (excluding depreciation)	24,270	40,356	41,435	42,991
Income before extraordinary loss	2,089	6,104	7,104	7,356
Net income (loss)	(3,250)	6,104	7,104	7,356
Basic earnings (loss) per share:
Income before extraordinary loss	$0.08	$0.22	$0.26	$0.27
Net income (loss)	(0.12)	0.22	0.26	0.27
Diluted earnings (loss)per share:
Income before extraordinary loss	$0.07	$0.21	$0.25	$0.26
Net income (loss)	(0.11)	0.21	0.25	0.26

2001
Net revenues	$30,197	$29,884	$34,908	$46,084
Gross margin (excluding depreciation)	15,439	15,375	17,402	25,660
Net income	816	1,014	708	3,402
Basic earnings per share	$0.03	$0.04	$0.03	$0.13
Diluted earnings per share	0.03	0.04	0.03	0.12

14. Financial Information for Subsidiary Guarantors and Non-Guarantors

In the first quarter of 2002, the Company issued senior subordinated notes which are guaranteed by certain of the Company’s subsidiaries.

The following presents condensed consolidating financial information for the Company, segregating: (1) aaiPharma Inc., which issued the notes (the “Issuer”); (2) the domestic subsidiaries, which guarantee the notes (the “Guarantor Subsidiaries”); and (3) all other subsidiaries (the “Non-Guarantor Subsidiaries”). The guarantor subsidiaries are wholly-owned direct subsidiaries of the Company and their guarantees are full, unconditional and joint and several. Wholly-owned subsidiaries are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal adjusting entries eliminate investments in subsidiaries and intercompany balances and transactions.

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

aaiPharma Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands)

	Year Ended December 31, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$59,973	$168,854	$16,483	$(14,800)	$230,510
Equity earnings from subsidiaries	55,365	—	—	(55,365)	—

Total revenues	115,338	168,854	16,483	(70,165)	230,510

Operating costs and expenses:
Direct costs (excluding depreciation)	39,051	46,458	10,438	(14,489)	81,458
Selling	6,348	14,954	1,775	—	23,077
General and administrative	27,504	8,928	3,676	—	40,108
Depreciation and amortization	4,743	3,830	998	—	9,571
Research and development	732	20,122	—	—	20,854

	78,378	94,292	16,887	(14,489)	175,068

Income (loss) from operations	36,960	74,562	(404)	(55,676)	55,442
Other income (expense):
Interest, net	(1,774)	(17,602)	10	—	(19,366)
Net intercompany interest	(2,292)	2,494	(202)	—	—
Other	148	12	301	—	461

	(3,918)	(15,096)	109	—	(18,905)

Income (loss) before income taxes and extraordinary loss	33,042	59,466	(295)	(55,676)	36,537
Provision for income taxes	14,079	—	(195)	—	13,884

Income (loss) before extraordinary loss	18,963	59,466	(100)	(55,676)	22,653
Extraordinary loss	(1,649)	(3,690)	—	—	(5,339)

Net income (loss)	$17,314	$55,776	$(100)	$(55,676)	$17,314

aaiPharma Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands)

	Year Ended December 31, 2001

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$57,842	$71,622	$16,357	$(4,748)	$141,073
Equity earnings from subsidiaries	22,419	—	—	(22,419)	—

Total revenues	80,261	71,622	16,357	(27,167)	141,073
Operating costs and expenses:
Direct costs (excluding depreciation)	34,760	26,979	10,206	(4,748)	67,197
Selling	7,170	5,202	1,377	—	13,749
General and administrative	18,742	4,486	3,310	—	26,538
Depreciation and amortization	3,661	2,764	1,330	—	7,755
Research and development	1,757	8,725	—	—	10,482
Direct pharmaceutical start-up costs	—	2,123	—	—	2,123

	66,090	50,279	16,223	(4,748)	127,844

Income (loss) from operations	14,171	21,343	134	(22,419)	13,229
Other income (expense):
Interest, net	(1,377)	(2,123)	(146)	—	(3,646)
Net intercompany interest	(3,621)	3,781	(160)	—	—
Other	(182)	(477)	215	—	(444)

	(5,180)	1,181	(91)	—	(4,090)

Income (loss) before income taxes	8,991	22,524	43	(22,419)	9,139
Provision for income taxes	3,051	153	(5)	—	3,199

Net income (loss)	$5,940	$22,371	$48	$(22,419)	$5,940

aaiPharma Inc.

CONSOLIDATED STATEMENT OF OPERATIONS

(In thousands)

	Year Ended December 31, 2000

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$59,960	$28,119	$19,441	$(3,275)	$104,245
Equity earnings from subsidiaries	12,841	—	—	(12,841)	—

Total revenues	72,801	28,119	19,441	(16,116)	104,245
Operating costs and expenses:
Direct costs (excluding depreciation)	26,583	16,785	7,549	(3,275)	47,642
Selling	7,855	2,380	1,417	—	11,652
General and administrative	15,266	6,591	1,916	—	23,773
Depreciation and amortization	4,892	967	1,394	—	7,253
Research and development	10,040	224	1,627	—	11,891

	64,636	26,947	13,903	(3,275)	102,211

Income (loss) from operations	8,165	1,172	5,538	(12,841)	2,034
Other income (expense):
Interest, net	(1,656)	19	(497)	—	(2,134)
Net intercompany interest	(6,476)	6,476	—	—	—
Other	85	(143)	276	—	218

	(8,047)	6,352	(221)	—	(1,916)

Income (loss) before income taxes and cumulative effect of accounting change	118	7,524	5,317	(12,841)	118
Income tax benefit	(441)	—	—	—	(441)

Income (loss) before cumulative effect of accounting change	559	7,524	5,317	(12,841)	559
Cumulative effect of a change in accounting principle, net of a tax benefit of $495	(961)	—	—	—	(961)

Net income (loss)	$(402)	$7,524	$5,317	$(12,841)	$(402)

aaiPharma Inc.

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$5,725	$180	$627	$—	$6,532
Accounts receivable, net	10,104	16,758	2,605	—	29,467
Work-in-progress	4,135	2,951	4,568	(1,139)	10,515
Inventories	5,504	11,114	697	(311)	17,004
Prepaid and other current assets	3,782	3,642	209	—	7,633

Total current assets	29,250	34,645	8,706	(1,450)	71,151
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	42,055	7,070	4,000	—	53,125
Goodwill, net	624	200,644	9,524	—	210,792
Intangibles, net	952	88,126	—	—	89,078
Other assets	4,514	11,569	96	—	16,179

Total assets	$143,456	$295,852	$22,326	$(21,309)	$440,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term debt	$—	$5,921	$—	$—	$5,921
Accounts payable	4,410	11,447	1,814	—	17,671
Customer advances	7,840	5,731	2,618	(1,138)	15,051
Accrued wages and benefits	4,922	929	867	—	6,718
Interest payable	285	4,947	—	—	5,232
Other accrued liabilities	1,244	3,379	(77)	655	5,201

Total current liabilities	18,701	32,354	5,222	(483)	55,794
Long-term debt, less current portion	47,500	230,399	—	—	277,899
Other liabilities	7,182	—	—	—	7,182
Investments in and advances to subsidiaries	68,171	(72,500)	4,984	(655)	—
Total stockholders’ equity	1,902	105,599	12,120	(20,171)	99,450

Total liabilities and stockholders’ equity	$143,456	$295,852	$22,326	$(21,309)	$440,325

aaiPharma Inc.

CONSOLIDATED BALANCE SHEET

(In thousands)

	December 31, 2001

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$5,301	$154	$916	$—	$6,371
Accounts receivable, net	13,189	8,415	2,690	2,300	26,594
Work-in-progress	3,871	5,099	3,794	(2,300)	10,464
Inventories	2,955	5,584	518	—	9,057
Prepaid and other current assets	3,081	2,640	251	—	5,972

Total current assets	28,397	21,892	8,169	—	58,458
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	27,724	5,841	3,470	—	37,035
Goodwill, net	335	40,995	8,050	—	49,380
Intangibles, net	736	38,388	—	—	39,124
Other assets	7,372	4,836	81	—	12,289

Total assets	$130,625	$65,750	$19,770	$(19,859)	$196,286

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt and short-term debt	$—	$14	$—	$(14)	$—
Accounts payable	3,626	10,236	1,582	—	15,444
Customer advances	3,883	6,874	2,592	—	13,349
Accrued wages and benefits	2,040	958	881	—	3,879
Interest payable	—	371	—	—	371
Other accrued liabilities	2,821	2,201	302	(402)	4,922
Total current liabilities	12,370	20,654	5,357	(416)	37,965
Long-term debt, less current portion	—	78,878	—	—	78,878
Other liabilities	224	—	—	—	224
Investments in and advances to subsidiaries	79,157	(83,625)	4,052	416	—
Redeemable warrants	2,855	—	—	—	2,855
Total stockholders’ equity	36,019	49,843	10,361	(19,859)	76,364

Total liabilities and stockholders’ equity	$130,625	$65,750	$19,770	$(19,859)	$196,286

aaiPharma Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Income (loss) before extraordinary loss	$18,963	$59,466	$(100)	$(55,676)	$22,653
Adjustments to reconcile income (loss) before extraordinary loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,743	3,830	998	—	9,571
Other	(9)	(432)	586	—	145
Changes in operating assets and liabilities:
Trade and other receivables	3,085	(8,342)	577	2,300	(2,380)
Work-in-progress	(264)	2,148	(80)	(1,161)	643
Inventories	(2,549)	(5,530)	(85)	311	(7,853)
Prepaid and other assets	2,158	(13,006)	87	—	(10,761)
Accounts payable	783	1,211	(57)	—	1,937
Customer advances	3,957	(1,143)	(449)	(1,138)	1,227
Interest payable	284	4,577	—	—	4,861
Accrued wages and benefits and other accrued liabilities	5,406	2,952	(1,348)	1,056	8,066
Intercompany receivables and payables	(68,000)	12,771	935	54,294	—

Net cash (used in) provided by operating activities	(31,443)	58,502	1,064	(14)	28,109

Cash flows from investing activities:
Purchases of property and equipment	(4,909)	(2,070)	(1,550)	—	(8,529)
Purchases of property and equipment previously leased	(14,145)	—	—	—	(14,145)
Proceeds from sales of property and equipment	127	4	—	—	131
Acquisitions	—	(211,997)	—	—	(211,997)
Other	(642)	49	—	—	(593)

Net cash used in investing activities	(19,569)	(214,014)	(1,550)	—	(235,133)

Cash flows from financing activities:
Proceeds from long-term borrowings	49,401	195,085	—	—	244,486
Payments on long-term borrowings	(1,900)	(50,014)	—	14	(51,900)
Proceeds from interest rate swap	—	10,486	—	—	10,486

	Year Ended December 31, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Issuance of common stock	3,243	—	—	—	3,243
Other	692	(19)	29	—	702

Net cash provided by financing activities	51,436	155,538	29	14	207,017

Net increase (decrease) in cash and cash equivalents	424	26	(457)	—	(7)
Effect of exchange rate changes on cash	—	—	168	—	168
Cash and cash equivalents, beginning of period	5,301	154	916	—	6,371

Cash and cash equivalents, end of period	$5,725	$180	$627	$—	$6,532

aaiPharma Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2001

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$5,940	$22,371	$48	$(22,419)	$5,940
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,661	2,764	1,330	—	7,755
Other	449	458	358	—	1,265
Changes in operating assets and liabilities:
Trade and other receivables	4,238	(6,559)	(791)	—	(3,112)
Work-in-progress	4,358	(192)	2,336	—	6,502
Inventories	(30)	(5,519)	97	—	(5,452)
Prepaid and other assets	3,380	(5,485)	(127)	—	(2,232)
Accounts payable	(430)	6,828	275	—	6,673
Customer advances	890	(406)	1,038	—	1,522
Interest payable	(144)	371	—	—	227
Accrued wages and benefits and other accrued liabilities	212	1,465	(12)	(402)	1,263
Intercompany receivables and payables	(9,099)	(12,917)	(819)	22,835	—

Net cash provided by operating activities	13,425	3,179	3,733	14	20,351

Cash flows from investing activities:
Purchases of property and equipment	(174)	(4,821)	(1,320)	—	(6,315)
Proceeds from sales of property and equipment	2,792	645	76	—	3,513
Acquisitions	(983)	(78,117)	—	—	(79,100)
Other	151	—	—	—	151

Net cash provided by (used in) investing activities	1,786	(82,293)	(1,244)	—	(81,751)

Cash flows from financing activities:
Net payments on short-term debt	(14,653)	—	(1,619)	—	(16,272)
Proceeds from long-term borrowings	—	78,878	—	—	78,878
Payments on long-term borrowings	(952)	(58)	—	(14)	(1,024)
Issuance of common stock	5,123	—	—	—	5,123
Other	(67)	(49)	(36)	—	(152)

Net cash (used in) provided by financing activities	(10,549)	78,771	(1,655)	(14)	66,553

	Year Ended December 31, 2001

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net increase (decrease) in cash and cash equivalents	4,662	(343)	834	—	5,153
Effect of exchange rate changes on cash	—	—	(7)	—	(7)
Cash and cash equivalents, beginning of year	639	497	89	—	1,225

Cash and cash equivalents, end of year	$5,301	$154	$916	$—	$6,371

aaiPharma Inc.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In thousands)

	Year Ended December 31, 2000

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$559	$7,524	$5,317	$(12,841)	$559
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,892	967	1,394	—	7,253
Other	228	303	(68)	—	463
Changes in operating assets and liabilities:
Trade and other receivables	7,287	2,838	(3,407)	—	6,718
Work-in-progress	(952)	(1,548)	2,200	—	(300)
Inventories	(1,723)	(16)	(200)	—	(1,939)
Prepaid and other assets	306	944	182	—	1,432
Accounts payable	894	823	247	—	1,964
Customer advances	2,038	1,577	(672)	—	2,943
Interest payable	(4)	—	—	—	(4)
Accrued wages and benefits and other accrued liabilities	(1,523)	(1,617)	(1,245)	—	(4,385)
Intercompany receivables and payables	(5,307)	(10,245)	2,711	12,841	—

Net cash provided by operating activities	6,695	1,550	6,459	—	14,704

Cash flows from investing activities:
Purchases of property and equipment	(2,114)	(1,501)	(971)	—	(4,586)
Proceeds from sales of property and equipment	—	18	289	—	307
Other	(258)	—	592	—	334

Net cash used in investing activities	(2,372)	(1,483)	(90)	—	(3,945)

Cash flows from financing activities:
Net payments on short-term debt	(4,075)	—	(6,580)	—	(10,655)
Payments on long-term borrowings	(610)	(63)	—	—	(673)
Issuance of common stock	405	—	—	—	405
Other	(592)	(12)	27	—	(577)

Net cash used in financing activities	(4,872)	(75)	(6,553)	—	(11,500)

Net decrease in cash and cash equivalents	(549)	(8)	(184)	—	(741)
Effect of exchange rate changes on cash	—	—	(22)	—	(22)
Cash and cash equivalents, beginning of year	1,188	505	295	—	1,988

Cash and cash equivalents, end of year	$639	$497	$89	$—	$1,225

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      Our directors and executive officers and certain biographical information about each of these individuals are set forth below:

Name	Age	Position

Frederick D. Sancilio, Ph.D.	53	Executive Chairman of the Board and Chief Scientific Officer
Philip S. Tabbiner, D.B.A.	47	President and Chief Executive Officer and Director
Gregory S. Bentley	53	Executive Vice President and General Counsel
William L. Ginna, Jr.	50	Executive Vice President and Chief Financial Officer
David M. Hurley	43	Executive Vice President of aaiPharma and President of Pharmaceuticals Division
Vijay Aggarwal, Ph.D.	54	Executive Vice President of aaiPharma and President of AAI International
George E. Van Lear, Ph.D.	62	Executive Vice President of aaiPharma and President of Research and Development Division
John D. Hogan	42	Vice President of aaiPharma, Principal Accounting Officer and Controller
William H. Underwood	55	Executive Vice President and Director
John E. Avery	74	Director
Joseph H. Gleberman	45	Director
Kurt M. Landgraf	56	Director
James G. Martin, Ph.D.	67	Director
Richard G. Morrison, Ph.D.	66	Director
John M. Ryan	58	Director
James L. Waters	77	Director

      Frederick D. Sancilio, Ph.D. has been a Director since 1979, and is currently Executive Chairman of the Board of Directors and Chief Scientific Officer of aaiPharma. Before founding aaiPharma in 1979, Dr. Sancilio’s experience in the pharmaceutical industry included various positions with Burroughs-Wellcome Co., Schering-Plough Corporation, and Hoffmann-LaRoche, Inc. Dr. Sancilio served as the Chairman of the Board of Directors and Chief Executive Officer of aaiPharma since the Company was founded until July 1, 2002, when he was appointed to his current position.

      Philip S. Tabbiner, D.B.A. was elected a director in August 2002 and has served as President and Chief Executive Officer of aaiPharma since July 2002, having previously served as Executive Vice President of aaiPharma and President of NeoSan Pharmaceuticals from November 2000 to January 2002. Prior to joining aaiPharma, Dr. Tabbiner held various positions in the pharmaceutical industry over a twenty-year career. Dr. Tabbiner served from December 1998 to November 2000 as a Senior Vice President at Bayer Diagnostics, Bayer Corporation, a manufacturer of medical instruments, and as President of International at Chiron Diagnostics, a manufacturer of medical instruments, from 1997 until Bayer acquired Chiron Diagnostics in 1998. Prior to joining Chiron Diagnostics, Dr. Tabbiner served from 1995 to 1997 as Vice President of Worldwide Sales and Marketing at the Dupont Merck Pharmaceutical Company — Radiopharm Division.

      Gregory S. Bentley has served as Executive Vice President and General Counsel of aaiPharma since June 1999. Mr. Bentley served as Secretary of aaiPharma from June 1999 to April 2002. Prior to joining aaiPharma, Mr. Bentley served from 1994 to 1999 as Vice President, Regulatory and Quality for Siemens Medical Systems, Inc., a leading medical device company and a subsidiary of Siemens Corporation. Prior to joining Siemens Corporation as Associate General Counsel in 1986, Mr. Bentley practiced law with the law firm of Shearman & Sterling in New York.

      William L. Ginna, Jr. has served as Executive Vice President and Chief Financial Officer of aaiPharma since February 2000. Prior to joining aaiPharma, Mr. Ginna served from 1995 to 1999 as Vice President and Chief Financial Officer for London International Group, a medical and consumer products distributor. Mr. Ginna, a Certified Public Accountant, also spent ten years with Athlone Industries, Inc., a listed New York Stock Exchange manufacturer of specialty steels and consumer products, where he most recently served as Vice President and Controller.

      David M. Hurley has served as Executive Vice President of aaiPharma and President of our Pharmaceuticals Division since February 2002. Prior to joining aaiPharma, Mr. Hurley served from June 2000 to January 2002 as Chief Executive Officer of HealthNexis, a healthcare exchange company. Prior to joining HealthNexis, Mr. Hurley held executive level positions from 1994 to 2000 at two subsidiary companies of Novartis Corporation, serving from December 1998 to June 2000 as President, Chief Executive Officer, and as a Director of Geneva Pharmaceuticals, Inc., a specialty pharmaceutical company, and as President, Chief Executive Officer, and as a Director from December 1997 to December 1998 and as Executive Vice President from November 1994 to December 1997 at Novartis Nutrition Corporation, a medical nutrition company.

      Vijay Aggarwal, Ph.D. has served as Executive Vice President of aaiPharma and as President of AAI International since April 2002. Prior to joining aaiPharma, Dr. Aggarwal served from August 1999 to January 2001 as the President of the Quest Diagnostic Ventures division of Quest Diagnostics Inc., a provider of diagnostic testing, information and services. From 1985 to 1999, Dr. Aggarwal served in various positions at Smithkline Beecham Clinical Laboratories, Inc., an independent clinical laboratory, including as the Vice President and Director of US Laboratories from July 1998 to August 1999 and as the Vice President and Director of Managed Care from 1994 to 1998.

      George E. Van Lear, Ph.D. has served as Executive Vice President of aaiPharma and as President of aaiResearch since June 2000, having previously worked for aaiPharma in the 1980’s. Dr. Van Lear has over 30 years of experience in the pharmaceutical industry, most recently serving as President of Senetek PLC, a biotech company, from April 1999 to June 2000 and as Vice President of Research and Development from 1996 to 1999 at DPT Technologies, Inc, a healthcare company.

      John D. Hogan has served as Controller and Principal Accounting Officer of aaiPharma since May 2000 and Vice President of aaiPharma since April 2002. Prior to joining aaiPharma, Mr. Hogan served from November 1998 to May 2000 as the Controller of SSL Americas, a manufacturer and distributor of consumer healthcare products, medical products and household and industrial gloves. Mr. Hogan also worked for Salant Corporation, a company that designs, produces, imports, and markets menswear apparel products, having served as the Director of Budgeting, Financial Analysis and SEC Reporting from August 1992 to November 1998 and as the Assistant Controller from May 1990 to August 1992.

      William H. Underwood is a Director and Executive Vice President — Corporate Development of aaiPharma. He has served as a Director since 1996, as Chief Operating Officer from 1995 to 1997, as Executive Vice President since 1992, and as Vice President from 1986 to 1992. Mr. Underwood held various positions in the pharmaceutical and cosmetic industries prior to joining aaiPharma in 1986, including Director of Quality Assurance and Director of Manufacturing at Mary Kay Cosmetics, Inc. and Group Leader of Bacteriological Quality Control at Burroughs-Wellcome Co.

      John E. Avery joined the Board of Directors of aaiPharma in 2000. Mr. Avery is a retired senior executive of Johnson & Johnson, a leading multinational healthcare products company, having served as Company Group Chairman of all operations in Latin America and the Caribbean. Mr. Avery served from

1993 to 1996 as Chairman of each of the Americas Society and the Council of the Americas, each a nonprofit organization.

      Joseph H. Gleberman joined the Board of Directors of aaiPharma in 1995. Mr. Gleberman has been employed by Goldman, Sachs & Co., an investment-banking firm, since 1982, serving as Managing Director since 1996 and as a Partner since 1990. Mr. Gleberman serves as a director of BackWeb Technologies Ltd., Berry Plastics Corporation, IPC Acquisition Corp. and MCG Capital Corporation.

      Kurt M. Landgraf joined the Board of Directors of aaiPharma in September 2001. Mr. Landgraf has served since August 2000 as the President and Chief Executive Officer of the Educational and Testing Service in Princeton, New Jersey, the world’s largest private educational testing and measurement organization. He served in various positions at E.I. Dupont de Nemours Company and its affiliates from 1980 until 2000, including Chairman and Chief Executive Officer of Dupont Pharmaceuticals Company from January 2000 to May 2000, Executive Vice President and Chief Operating Officer from April 1998 to August 2000, Executive Vice President from November 1997 to April 1998, and Chief Financial Officer from December 1996 to October 1997 of E.I. Dupont de Nemours and Company. Mr. Landgraf serves as a director of IKON Office Solutions, Inc. and NDC Health Corporation.

      James G. Martin, Ph.D. joined the Board of Directors of aaiPharma in 1999. Dr. Martin has served since 1995 as Corporate Vice President and since 1993 as Chairman of the Research Development Board of Carolinas HealthCare System, a regional healthcare system. Prior to joining Carolinas HealthCare, Dr. Martin served as Governor of the State of North Carolina from 1984 to 1992. Dr. Martin also serves as a director of Duke Energy Corporation, Palomar Medical Technologies, Inc., and Family Dollar Stores, Inc.

      Richard G. Morrison, Ph.D. joined the Board of Directors of aaiPharma in 1999. Prior to his retirement in May 2001, Dr. Morrison was an Adjunct Professor of Business at the Cameron School of Business, University of North Carolina at Wilmington for over six years. Dr. Morrison also has more than 30 years of pharmaceutical industry experience, recently acting as a private consultant for medium-sized international pharmaceutical businesses, and having served as General Manager and President of Eli Lilly’s operations in Venezuela, Mexico and Brazil.

      John M. Ryan joined the Board of Directors of aaiPharma in 1996. Mr. Ryan serves as Managing Partner of Ryan Partners, a business advisory and venture capital firm he founded in July 1996 and as Vice President of Cetek Corporation, a drug discovery company. Prior to founding Ryan Partners, Mr. Ryan served as a Partner of Coopers & Lybrand, LLP (now PricewaterhouseCoopers LLP), an accounting firm, with which he was associated from 1972 to 1996. Mr. Ryan has served as a director of numerous private companies and as an officer and director of several not-for-profit corporations.

      James L. Waters joined the Board of Directors of aaiPharma in 1981. Since 1980, Mr. Waters has been a private investor in numerous companies. He is president of Cetek Corporation, a drug discovery company, Secretary of Trans-Tek, Inc., an instrument measurement company, and the founder of Waters Associates, Inc., now known as Waters Corporation, a scientific instrumentation manufacturer.

Section 16(a) Beneficial Ownership Reporting Compliance

      Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires the Company’s officers and directors, as well as any holders of more than 10% of the Company’s Common Stock, to file with the Securities Exchange Commission certain reports of ownership and changes in ownership of Common Stock and other equity securities of the Company. Based solely on review of such reports and certain representations furnished to it, the Company believes that during the fiscal year ended December 31, 2002, all officers and directors complied with all applicable Section 16(a) filing requirements except Frederick D. Sancilio submitted two late reports for four acquisition transactions by his spouse for their children that occurred in fiscal years 1999 and 2001 and John Hogan submitted one late report for one acquisition transaction.

Item 11.     Executive Compensation

      The following Summary Compensation Table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities in 2002 by: (i) the Company’s chief executive officer and (ii) the Company’s next four most highly compensated employees who were serving as executive officers on December 31, 2002 (collectively, the “Named Executive Officers”):

Summary Compensation Table

					Long Term Compensation Award

		Annual Compensation				Securities
					Restricted	Underlying
Name and				Other Annual	Stock	Options/	All Other
Principal Position	Year	Salary($)(1)	Bonus($)(2)	Compensation	Awards($)	SARs(#)(3)	Compensation($)

Frederick D. Sancilio, Ph.D.(4)	2002	407,115	287,000	58,499(5)	0	82,500	0
Executive Chairman and	2001	400,000	0	(6)	0	67,500	0
Chief Scientific Officer	2000	400,000	24,000	(6)	0	67,500	0
Phillip S. Tabbiner, D.B.A.(7)	2002	397,942	260,750	(6)	418,000(8)	168,000	0
President &	2001	285,000	0	(6)	0	12,000	65,160(9)
Chief Executive Officer	2000	30,692	0	(6)	0	120,000	0
David M. Hurley (10)	2002	309,615	160,000	(6)	0	300,000	0
Executive Vice President	2001	—	—	—	—	—	—
	2000	—	—	—	—	—	—
William L. Ginna, Jr.(11)	2002	260,000	122,050	30,000(12)	0	187,500	3,000
Executive Vice President &	2001	209,750	0	(6)	0	0	3,000
Chief Financial Officer	2000	180,000	33,000	(6)	0	112,500	14,498(9)
Gregory S. Bentley	2002	225,000	182,750	(6)	0	75,000	3,000
Executive Vice President &	2001	184,750	0	(6)	0	0	3,000
General Counsel	2000	175,000	19,250	(6)	0	45,000	3,000
William H. Underwood	2002	202,800	95,840	(6)	0	37,500	0
Executive Vice President	2001	191,769	0	(6)	0	0	1,005
	2000	165,000	0	(6)	0	37,500	2,438

(1)	Includes salary amounts deferred pursuant to the Company’s 401(k) plan.

(2)	Includes discretionary bonuses granted in March 2002 to the following executives in the following amounts: Dr. Sancilio, $140,000; Dr. Tabbiner, $99,750; Mr. Ginna, $75,250; Mr. Bentley, $66,500; and Mr. Underwood, $35,000. The bonuses were paid in April 2002, unless the executive elected to defer receipt of the bonus until the future. If the deferral election was made, the executive received 100% of the bonus in January 2003 and will receive an additional 100% of the bonus in January 2004, unless the deferring executive voluntarily leaves our employment prior to the payment date. Dr. Sancilio, Dr. Tabbiner, Mr. Ginna, and Mr. Bentley each elected to defer the bonus payment.

(3)	Share amounts have been adjusted to reflect the 3-for-2 stock split effected by a stock dividend paid on March 10, 2003.

(4)	Dr. Sancilio served as our Chief Executive Officer until July 1, 2002.

(5)	Such amounts include $24,414 for reimbursement for non-business use of the Company’s aircraft and $20,946 for reimbursement for accounting fees and club memberships pursuant to Dr. Sancilio’s employment agreement with the Company.

(6)	Amounts received do not exceed the lesser of $50,000 or 10% of salary.

(7)	Dr. Tabbiner commenced employment with the Company on November 15, 2000.

(8)	The aggregate value of the restricted shares at December 31, 2002 was $350,500. These shares will vest on August 2, 2005 and the shares have a right to dividends declared by the Company.

(9)	Relocation expense reimbursement.

(10)	Mr. Hurley commenced employment with us on February 4, 2002.

(11)	Mr. Ginna commenced employment with the Company on February 1, 2000.

(12)	Includes reimbursement of $24,000 for a country club membership.

      The following table sets forth certain information with respect to options granted during 2002, adjusted for the 3-for-2 stock split, to the executive officers named in the Summary Compensation Table:

Stock Option Grants in 2002

Individual Grants

					Potential Realizable
					Value at Assumed
	Number of	Percent of Total			Annual Rates of Stock
	Securities	Options/SARs			Price Appreciation for
	Underlying	Granted to	Exercise		Option Term(1)
Name and	Options	Employees in	Price	Expiration
Principal Position	Granted(#)(2)	Fiscal Year	($/Sh)	Date	5%($)	10%($)

Frederick D. Sancilio, Ph.D.	52,500	2.0%	16.29	1/13/12	411,026	1,160,882
	30,000	1.1%	14.73	5/17/12	212,447	600,026
Philip S. Tabbiner, D.B.A	40,500	1.5%	14.81	1/13/12	377,044	955,504
	15,000	0.6%	19.38	4/26/12	182,788	463,221
	37,500	1.4%	14.96	5/10/12	352,731	893,890
	75,000	2.8%	11.45	8/2/12	539,749	1,367,829
David M. Hurley	37,500	1.4%	14.96	5/10/12	352,731	893,890
	120,000	4.5%	11.71	7/25/12	883,722	2,239,527
	142,500	5.4%	11.45	8/2/12	1,025,522	2,598,876
William L. Ginna, Jr.	45,000	1.7%	14.81	1/13/12	418,938	1,061,670
	15,000	0.6%	14.96	5/10/12	141,093	357,556
	127,500	4.8%	11.45	8/2/12	917,573	2,325,310
Gregory S. Bentley	45,000	1.7%	14.81	1/13/12	418,938	1,061,670
	15,000	0.6%	14.96	5/10/12	141,093	357,556
	15,000	0.6%	10.76	8/23/12	101,472	257,150
William H. Underwood	22,500	0.9%	14.81	1/13/12	209,469	530,835
	15,000	0.6%	14.96	5/10/12	141,093	357,556

(1)	Potential realizable value is based on an assumption that the price of the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. The numbers are calculated based on the requirements promulgated by the Securities and Exchange Commission and do not reflect the Company’s estimate of future stock price growth.

(2)	The options vest in one-third increments at each of the first, second, and third anniversaries of the grant date except that the options expiring on August 2, 2012 vest on the seventh anniversary of the grant date, August 2, 2002, but may vest sooner if certain financial targets are met.

      The following table sets forth certain information with respect to the number of shares underlying unexercised options adjusted for the 3-for-2 stock split, and the value of unexercised options held at fiscal year end by the Named Executive Officers:

Aggregated 2002 Year-End Option Values

Number of Securities
	Underlying Unexercised	Value of Unexercised
	Options	In-the-Money Options
	at Fiscal Year-End(#)	At Fiscal Year-End($)(1)
Name and	Exercisable/	Exercisable/
Principal Position	Unexercisable	Unexercisable

Frederick D. Sancilio, Ph.D.	67,455/150,045	222,150/152,295
Philip S. Tabbiner, D.B.A	85,200/214,800	300,432/154,768
David M. Hurley	0/300,000	0/0

Number of Securities
	Underlying Unexercised	Value of Unexercised
	Options	In-the-Money Options
	at Fiscal Year-End(#)	At Fiscal Year-End($)(1)
Name and	Exercisable/	Exercisable/
Principal Position	Unexercisable	Unexercisable

William L. Ginna, Jr.	74,961/225,039	256,146/128,334
Gregory S. Bentley	89,970/90,030	310,299/68,116
William H. Underwood	114,497/62,024	206,176/70,045

Equity Compensation Plan Information

      The following table sets forth the aggregate number of options issued and available for issuance as of December 31, 2002 and the weighted average exercise price of the outstanding options, in each case, adjusted for the 3-for-2 stock split:

Number of
	Securities to be		Number of
	Issued Upon	Weighted Average	Securities
	Exercise of	Exercise Price of	Remaining
	Outstanding	Outstanding	Available for
	Options, Warrants	Options, Warrants	Future
Plan Category	and Rights	and Rights	Issuance

Equity compensation plans approved by security holders	5,408,973	$10.71	1,321,517
Equity compensation plans not approved by security holders	—	—	—
Total	5,408,973	10.71	1,321,517

Employment and Compensation Agreement

      On November 17, 1995, the Company entered into an employment agreement with Dr. Frederick D. Sancilio. The employment agreement renews automatically for successive one-year periods unless either party notifies the other party of an intention not to extend the term. Dr. Sancilio currently serves as aaiPharma’s Executive Chairman of the Board and Chief Scientific Officer. Prior to July 2002, he served as Chairman of the Board of Directors and Chief Executive Officer. The Company is required under this agreement to use best efforts to cause Dr. Sancilio to be elected to the Company’s board of directors, the boards of directors of any of affiliated corporations on which Dr. Sancilio served on November 17, 1995, and the board of directors of any majority-owned subsidiary of aaiPharma acquired after November 17, 1995.

      Dr. Sancilio’s annual salary was increased from $400,000 to $440,000 effective January 1, 2002. The salary paid to Dr. Sancilio may be increased but not reduced by the board of directors without Dr. Sancilio’s approval. In July 2002, Dr. Sancilio’s salary was adjusted to $400,000 to reflect his new role as Executive Chairman and Chief Scientific Officer. The employment agreement provides that Dr. Sancilio will be eligible to receive bonus compensation of up to 50% of his annual salary if the Company attains performance objectives set jointly by the board of directors and Dr. Sancilio. In addition, Dr. Sancilio is eligible to participate in the Company’s employee benefit plans made available generally to executive officers and any other aaiPharma compensation or incentive plans, to receive an automobile allowance, and to receive other perquisites not to exceed, in the aggregate, $35,000 per year.

      The employment agreement permits the Company to terminate Dr. Sancilio’s employment at any time, with or without cause. However, if the Company terminates Dr. Sancilio’s employment without cause or if Dr. Sancilio terminates his employment within 90 days after a “constructive discharge,” Dr. Sancilio would be entitled to receive payments aggregating three times his then current annual salary. These payments would be made in monthly installments over two years, during which time Dr. Sancilio would continue to receive his medical and life insurance benefits. Under the employment agreement, a “constructive discharge” includes, among other things, the removal of Dr. Sancilio from the positions of Chairman of the Board, a reduction in

Dr. Sancilio’s responsibilities, or the relocation of the Company’s principal executive offices by more than 30 miles from its current location. The employment agreement requires Dr. Sancilio to refrain from certain activities in competition with aaiPharma for a period of two years after the termination of his employment for any reason.

      All of the Company’s executive officers have entered into agreements with the Company wherein they will be entitled to a one-year salary if they are terminated without cause. Besides Dr. Sancilio, no other executive officer of the Company has an employment contract with aaiPharma.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company’s Common Stock as of March 12, 2003 by (i) each stockholder known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table and (iv) all executive officers and directors as a group.

	Number of Shares	Percent of
	Beneficially Owned	Shares
Name of Beneficial Owner	(1)	(2)

Frederick D. Sancilio, Ph.D. (3)(4)	6,220,622	22.4%
Brown Capital Management, Inc. (5)	4,871,001	17.7%
The Goldman Sachs Group, L.P. (6)	3,415,248	12.4%
James L. Waters (7)	3,172,549	11.5%
Lazard Freres & Co. LLC (8)	1,883,715	6.8%
Royce Associates, LLC (9)	1,440,600	5.2%
John E. Avery	105,000	*
Joseph H. Gleberman (10)	0	—
Kurt M. Landgraf	34,650	*
James G. Martin, Ph.D.	90,749	*
Richard Morrison, Ph.D.	82,499	*
John M. Ryan	101,502	*
William H. Underwood (11)	317,470	1.1%
Phillip S. Tabbiner, D.B.A.	157,451	*
Gregory S. Bentley	132,452	*
William L. Ginna, Jr.	112,444	*
David M. Hurley	0	—
All executive officers and directors as a group (15 persons)	10,766,022	37.5%

*	Less than 1%

(1)	Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Information in the table reflects options granted under the Company’s 1995 Stock Option Plan, 1996 Stock Option Plans, 1997 Stock Option Plan and the 2000 Non Employee Director Stock Option Plan to the extent such options are or become exercisable within 60 days. Accordingly, the totals for the following executive officers and directors and all executive officers and directors as a group includes the following shares represented by options: Mr. Ryan, 100,000 shares; Mr. Underwood, 138,987 shares; Dr. Martin, 88,499 shares; Dr. Morrison, 82,499 shares; Mr. Bentley, 109,952 shares; Dr. Sancilio, 107,455 shares; Mr. Waters, 0 shares; Mr. Avery, 75,000 shares; Mr. Landgraf, 34,650 shares; Mr. Ginna, 112,444 shares; Dr. Tabbiner, 116,201 shares; and all executive officers and directors as a group, 1,091,748 shares. The shares in the table reflect the three-for-two stock dividend that was distributed March 10, 2003 to shareholders of record on February 19, 2003.

(2)	These calculations are based on an aggregate of 27,608,540 shares issued and outstanding as of March 12, 2003, which reflects the impact of the three-for-two stock dividend. Options to purchase shares held by a person that are exercisable or become exercisable within the 60-day period are deemed to be outstanding for the purpose of calculating the percentage of outstanding shares owned by that person but are not deemed to be outstanding for the purpose of calculating the percentage owned by any other person.

(3)	Dr. Sancilio’s address is 1001 North Highway 1, suite 308, Jupiter, Florida 33477.

(4)	Includes 2,325 shares owned by Dr. Sancilio’s children.

(5)	Based on Schedule 13G filed by Brown Capital Management, Inc. with the Securities and Exchange Commission dated February 5, 2003. The address of Brown Capital Management, Inc. is 1201 N. Calvert Street, Baltimore, Maryland 21202. This Schedule 13G indicates that Brown Capital Management, Inc. has sole dispositive power for 4,871,001 shares and sole voting power for 3,959,820 shares.

(6)	Goldman, Sachs & Co. (“GS)” is an indirect wholly-owned subsidiary of The Goldman Sachs Group, Inc. (“GSG”). GS, a NASD member, is an investment banking firm that regularly performs services such as acting as a financial advisor and serving as principal or agent in the purchase and sale of securities. GSG and GS may be deemed to own beneficially and indirectly in the aggregate 3,415,248 shares of the Company’s Common Stock through certain investment partnerships of which affiliates of GS and GSG are the general partner, managing general partner or managing partner. GS is the investment manager of one or more of the investment partnerships. The address of GS is 85 Broad Street, New York, New York 10004.

(7)	Includes 640,135 shares of Common Stock beneficially owned by Mr. Waters’s spouse. Mr. Waters’s address is 47 New York Avenue, Framingham, Massachusetts 01701.

(8)	Based on Schedule 13G filed by Lazard Freres & Co. LLC with the Securities and Exchange Commission dated February 14, 2003. The address of Lazard Freres & Co. LLC is 30 Rockefeller Plaza, 59th Floor, New York, NY 10020. This Schedule 13G indicates that Lazard Freres & Co. LLC has sole dispositive power for 1,883,715 shares and sole voting power for 1,759,365 shares.

(9)	Based on Schedule 13G filed by Royce & Associates, LLC with the Securities and Exchange Commission dated January 31, 2003. The address of Royce & Associates, LLC is 1414 Avenue of Americas, New York, NY 10019. This Schedule 13G indicates that Royce & Associates, LLC has sole dispositive power for 1,440,600 shares and sole voting power for 1,440,600 shares.

(10)	Mr. Gleberman, a managing director of Goldman, Sachs & Co., disclaims beneficial ownership of the 3,415,248 shares which may be deemed beneficially owned by GSG as described in note (6) above. Mr. Gleberman, a managing director of GS, disclaims beneficial ownership of the securities reported herein except to the extent of his pecuniary interest therein, if any.

(11)	Includes 1,387 shares beneficially owned by Mr. Underwood’s children.

Item 13.     Certain Relationships and Related Transactions

      We have certain relationships, and have engaged in transactions, with related parties. These transactions may raise conflicts of interest and, although we do not have a formal policy to address conflicts of interest, we evaluate relationships and transactions involving conflicts of interest on a case by case basis.

      In November 1995, GS Capital Partners II, L.P., G.S. Capital Partners II Offshore, L.P., Bridge Street Fund 1995, L.P., Stone Street Fund, L.P., and Goldman Sachs & Co. Verwaltungs GmbH, each an investment partnership managed by an affiliate of The Goldman Sachs Group Ltd., purchased shares of preferred stock of aaiPharma. All outstanding shares of preferred stock were converted into aaiPharma common stock in conjunction with our public offering of common stock in September 1996. These Goldman Sachs investment partnerships own 3,415,248 shares of our common stock. Pursuant to a stockholder agreement entered into in connection with their 1995 investment, the Goldman Sachs investment partnerships have the right to designate one member of our board of directors for so long as they and their affiliates (which include Goldman, Sachs & Co.) beneficially own 10% or more of the outstanding shares of our common stock. Pursuant to the stockholders agreement, Joseph Gleberman, a managing director of Goldman, Sachs & Co., serves as one of our directors.

      In connection with the 1995 investment, we agreed that so long as the Goldman Sachs investment partnerships beneficially own 5% or more of the outstanding shares of our common stock, we will retain Goldman, Sachs & Co. or an affiliate to perform all investment banking services for us for which an investment banking firm is retained, and to serve as managing underwriter of any offering of our capital stock on customary terms, consistent with an arm’s-length transaction. If we cannot agree to the terms of an engagement with Goldman, Sachs & Co. or their affiliates after good faith discussions, the agreement permits us to engage any other investment banking firm. However, Goldman, Sachs & Co. would be entitled to serve as co-managing underwriter in any underwritten offering of our capital stock.

      In addition, in that 1995 investment transaction, we granted to the Goldman Sachs investment partnerships, and other stockholders including Frederick Sancilio, James Waters and William Underwood, all current directors of aaiPharma, rights to cause us to register for sale the shares of common stock they beneficially owned at that time.

      In 1994, as part of our internal development program, we organized Endeavor Pharmaceuticals, Inc. to continue development of products that we had been developing on our own. We assigned our rights to these products to Endeavor in return for approximately 47% of Endeavor’s fully diluted equity. We also entered into a contract with Endeavor to continue product development and clinical supply manufacture and granted to Endeavor, under certain circumstances, the first right to purchase additional proprietary hormone pharmaceutical products that we develop. Although this contract terminated in April 2001, Endeavor’s right to purchase internally developed hormone products that we develop survives through April 2004. As the result of subsequent investment in Endeavor by third parties, including the Goldman Sachs investment partnerships, our ownership interest in Endeavor has been diluted to approximately 13% of the common stock of Endeavor outstanding on a fully diluted basis at December 31, 2002. At December 31, 2002, the Goldman Sachs investment partnerships beneficially owned approximately 13.9% of Endeavor’s common stock on a fully diluted basis, while we owned 13.2%, Dr. Frederick D. Sancilio owned 0.8% and the Waters Foundation, an affiliate of James L. Waters, one of our directors, owned 0.6%. Pursuant to an agreement among the Endeavor stockholders, we have the right to designate one of the eight members of Endeavor’s board of directors. Dr. Sancilio currently serves as our designee on Endeavor’s board.

      Pursuant to our product development and supply agreements with Endeavor, we had net sales to Endeavor of approximately $1.1 million in 2002, $0.2 million in 2001 and $0.7 million in 2000. These amounts were charged at our commercial rates similar to those charged to other clients. We had approximately $292,000 and $79,000 in related accounts receivable from Endeavor at December 31, 2002 and 2001, respectively. In February 2000, we purchased product rights to an estradiol product and validated manufacturing equipment from Endeavor as consideration for reducing Endeavor’s outstanding receivable and work-in-progress balances. Endeavor assigned to us the rights to this estradiol product, a generic version of estradiol approved by the FDA, and the related commercialization contract between Endeavor and a third party. Under the commercialization agreement, we will be entitled to certain minimum royalties if the third party manufactures and distributes estradiol. Endeavor also sold a piece of manufacturing equipment and related accessories to us. As consideration for these product and contract rights and equipment, we agreed to reduce Endeavor’s outstanding receivable balance from approximately $2.9 million, including work-in-progress, to $950,000. The terms of this transaction resulted from negotiations between Endeavor and us. We believe this transaction was fair to us based on our estimate of the value of the outstanding receivable and work-in-process balances we reduced compared to the value of the rights and equipment we acquired.

      We organized Aesgen, Inc. with an affiliate of the Mayo Clinic in 1994 and funded it in 1995 with an affiliate of the Mayo Clinic, MOVA Pharmaceutical Corporation and certain other investors. Our initial common stock investment in Aesgen was distributed to our shareholders prior to our initial public offering in 1996. As a result, our directors and executive officers beneficially own the following percentages of the fully diluted common equity of Aesgen as of December 31, 2002: Dr. Sancilio, 4.1%, Mr. Waters, 5.0% and Mr. Underwood, 0.3%. In addition, the Goldman Sachs investment partnerships own 1.8% of the fully diluted common equity of Aesgen as of December 31, 2002. In January 2001, the terms of the non-convertible, redeemable preferred stock we received in connection with our 1995 investment in Aesgen were amended to make that class of stock convertible into Aesgen common stock. In October 2001 we agreed to provide development services to Aesgen, through AAI International, in exchange for up to $1.1 million of Aesgen convertible preferred stock. Through December 31, 2002, the Company had performed $580,000 of services under the agreement but had not been issued any shares of convertible preferred stock. As of December 31, 2002, we owned approximately 10.0% of the common equity of Aesgen on a fully diluted basis. If all $1.1 million of services are performed, we expect to own 14.2% of Aesgen’s common equity on a fully diluted basis.

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

      In February 2002, we purchased a proprietary product from Aesgen for payments of $1.0 million in cash and additional contingent milestone payments of up to $1.5 million. Recently, the prerequisite for payment of an additional $500,000 of such contingent milestones occurred and such payment was made to Aesgen, while the prerequisites for payment of the remaining $1.0 million were not met and no further payment of this amount is potentially owed by the Company. We intend to market this product as an extension of the Aquasol product line. Under this agreement, we are obligated to pay royalty payments equal to 30% of the net revenues of the product acquired from Aesgen, less costs incurred in its manufacture and marketing, for the eight-year period following the first commercial sale of this product.

      We recognized net revenues of approximately $494,000, $86,000 and $100,000 from Aesgen in 2002, 2001, and 2000, respectively and we had no accounts receivable or work-in-progress at December 31, 2002 or 2001.

      Mr. Waters and Dr. Sancilio have agreed to sell us up to a total of 363,807 shares of our common stock to provide the shares for issuance pursuant to our 1995 Stock Option Plan. Upon the exercise of a stock option awarded under the 1995 plan, we are entitled to purchase from them the same number of shares at the exercise price of the option, $5.57 per share. As of December 31, 2002, options to acquire 765 shares of our common stock were outstanding under our 1995 Stock Option Plan. We acquired no shares from Mr. Waters in 2002, 39,198 shares in 2001 for $218,202 and 4,167 shares in 2000 for $26,336, and we acquired no shares from Dr. Sancilio in 2002, 47,910 shares in 2001 for $266,699 and 5,094 shares in 2000 for $28,356.

Item 14.     Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures —aaiPharma Inc.’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 24, 2003, and they concluded that these controls and procedures are effective.

      (b) Changes in Internal Controls — There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 24, 2003.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)(1) and (2) — The response to this portion of Item 15 is submitted as a separate section of this report and reference is hereby made to Item 8.

      (b) During the fourth quarter of 2002, we furnished the following Form 8-K:

•	dated December 4, 2002, to file a press release reporting a patent infringement lawsuit against Kremers Urban Development Co. (KUDCO), Schwarz Pharma Inc., and Schwarz Pharma AG alleging patent infringement of one of aaiPharma’s omeprazole patents.

      (c) Exhibits — A list of the exhibits required to be filed as part of this Report on Form 10-K is set forth in the “Exhibit Index”, which immediately precedes such exhibits, and is incorporated herein by reference.

      (d) FINANCIAL STATEMENT SCHEDULE

      Schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

SCHEDULE II

aaiPharma Inc.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

			Charged to
	Balance at	Charged to	Other			Balance at
	Beginning	Costs and	Accounts-	Deductions-		End of
Description	of Period	Expenses	Describe	Describe		Period

Allowance for doubtful accounts
2000	$3,114	$1,713	$—	$(3,998	)(1)	$829
2001	829	970	268 (2)	(1,023	)(1)	1,044
2002	1,044	1,294	—	(670	)(1)	1,668

(1)	Represents amounts written off as uncollectible accounts receivable

(2)	Represents allowance on accounts assumed in acquisition

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ FREDERICK D. SANCILIO, PH.D. Frederick D. Sancilio, Ph.D.	Executive Chairman of the Board, Chief Scientific Officer and Director	March 24, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney-in-fact, on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ FREDERICK D. SANCILIO, PH.D. Frederick D. Sancilio, Ph.D.	Executive Chairman of the Board, Chief Scientific Officer and Director	March 24, 2003

/s/ PHILIP S. TABBINER, D.B.A. Philip S. Tabbiner, D.B.A.	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2003

/s/ WILLIAM L. GINNA, JR. William L. Ginna, Jr.	Executive Vice President and Chief Financial Officer	March 24, 2003

/s/ JOHN D. HOGAN John D. Hogan	Vice President and Controller (Principal Accounting Officer)	March 24, 2003

/s/ WILLIAM H. UNDERWOOD William H. Underwood	Executive Vice President and Director	March 24, 2003

/s/ JOHN E. AVERY John E. Avery	Director	March 24, 2003

/s/ JOSEPH H. GLEBERMAN Joseph H. Gleberman	Director	March 24, 2003

/s/ KURT M. LANDGRAF Kurt M. Landgraf	Director	March 24, 2003

/s/ JAMES G. MARTIN, PH.D. James G. Martin, Ph.D.	Director	March 24, 2003

/s/ RICHARD G. MORRISON, PH.D. Richard G. Morrison, Ph.D.	Director	March 24, 2003

/s/ JOHN M. RYAN John M. Ryan	Director	March 24, 2003

/s/ JAMES L. WATERS James L. Waters	Director	March 24, 2003

aaiPharma Inc.

Exhibit Index

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
3.2	Amendment to Certificate of Incorporation dated May 24, 2000 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
3.3	Amended By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
4.1	Articles Fourth, Seventh, Eleventh and Twelfth of the form of Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)
4.2	Article II of the form of Restated By-laws of the Company (included in Exhibit 3.2)
4.3	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))
10.1	Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))
10.2	Applied Analytical Industries, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))
10.3	Applied Analytical Industries, Inc. 1997 Stock Option Plan, as amended, (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))
10.4	Stockholder Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))
10.5	Development Agreement dated as of April 25, 1994 between the Company and Endeavor Pharmaceuticals Inc. (formerly, GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))
10.6	Underwriting Agreement dated September 19, 1996 between the Company and Goldman Sachs & Co., Cowen & Company and Lehman Brothers, Inc., as representatives of the underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
10.7	Amendment No. 1 to the Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.8	Applied Analytical Industries, Inc. 1996 Stock Option Plan, as amended on March 27, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 1999)
10.9	Asset Purchase Agreement by and between AstraZeneca AB and NeoSan Pharmaceuticals Inc. dated as of July 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)

Exhibit
Number	Description

10.10	Interim Supply Agreement dated as of August 17, 2001 between NeoSan Pharmaceuticals Inc. and AstraZeneca L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 17, 2001)
10.11	Asset Purchase Agreement dated as of December 13, 2001 between NeoSan Pharmaceuticals Inc., Novartis Pharmaceuticals Corporation and Novartis Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2001)
10.12	Interim Supply Agreement dated as of December 13, 2001 between NeoSan Pharmaceuticals Inc. and Novartis Pharmaceuticals Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2001)
10.13	Subscription Agreement dated as of October 19, 2001 between the Company and Aesgen, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.14	Product Sales Agreement dated as of December 21, 2001 between the Company and Aesgen, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.15	Indenture dated as of March 28, 2002 between the Company, certain of its subsidiaries and First Union National Bank, as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))
10.16	Registration Rights Agreement dated as of March 28, 2002 between the Company, certain of its subsidiaries, Banc of America Securities LLC, CIBC World Markets Corp. and First Union Securities, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))
10.17	Credit Agreement dated as of March 28, 2002 between the Company, certain of its subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))
10.18	Assignment, Transfer and Assumption Agreement dated as of February 18, 2002 between NeoSan Pharmaceuticals, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated April 12, 2002)
10.19	Manufacturing Agreement dated as of February 18, 2002 between NeoSan Pharmaceuticals, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated April 12, 2002)
10.20	aaiPharma Inc. 2000 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))
21	Subsidiaries of aaiPharma Inc.
23	Consent of Independent Auditors
99.1	Risk Factors
99.2	Certification Pursuant to 18 U.S.C. Section 1350, signed by Frederick D. Sancilio, Ph.D., Executive Chairman of the Board, Chief Scientific Officer and Director
99.3	Certification Pursuant to 18 U.S.C. Section 1350, signed by Philip S. Tabbiner, D.B.A., President, Chief Executive Officer and Director (Principal Executive Officer)
99.4	Certification Pursuant to 18 U.S.C. Section 1350, signed by William L. Ginna, Jr., Executive Vice President and Chief Financial Officer