Form 10-Q
period 2003-03-31
AAIPHARMA INC
filed 2003-05-15
CIK 1013243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-21185

AAIPHARMA INC.

(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	04-2687849 (I.R.S. employer identification no.)

2320 SCIENTIFIC PARK DRIVE, WILMINGTON, NC 28405
(Address of principal executive office)	(Zip code)

(910) 254-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes ☒     No ☐

The number of shares of the Registrant’s common stock outstanding, as of May 5, 2003 was 27,609,100 shares.

aaiPharma Inc.
Table of Contents

The terms “we”, “us” or “our” in this Form 10-Q include aaiPharma Inc., its corporate predecessors and its subsidiaries, except where the context may indicate otherwise. Our corporation was incorporated in 1986, although its corporate predecessor was founded in 1979.

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

We own the following registered and unregistered trademarks: Darvon®, Darvon-N®, Darvocet-N®, M.V.I.®, M.V.I.-12®, M.V.I. Pediatric®, M.V.I. AdultTM, Aquasol®, Aquasol A®, Aquasol E®, Brethine®, ProSorb®, ProSorb-D™, ProSLOTM, ProSLO IITM, ProCore®, ProSpher®, ProLonicTM, ProMelt®, NeoSanTM, AzaSanTM, aaiPharmaTM, and AAI®. References in this document to Darvon are to Darvon® and Darvon-N® collectively and references to Darvocet are to Darvocet-N®. We also reference trademarks owned by other companies. Prilosec® is a registered trademark of AstraZeneca AB and Prozac® is a registered trademark of Eli Lilly and Company. All references in this document to any of these terms lacking the “®” or “TM” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net revenues:
Product sales	$40,008	$20,177
Product development (royalties and fees)	3,810	2,135
Development services	20,212	23,308

	64,030	45,620

Operating costs and expenses:
Direct costs (excluding depreciation):
Product sales	9,951	7,805
Development services	12,004	13,545

Total direct costs	21,955	21,350
Selling expenses	7,734	4,274
General and administrative expenses	10,029	8,758
Depreciation and amortization	2,651	1,801
Research and development	4,486	4,378

Total operating costs and expenses	46,855	40,561

Income from operations	17,175	5,059
Other income (expense):
Interest, net	(5,550)	(1,823)
Other	(83)	134

	(5,633)	(1,689)

Income before income taxes and extraordinary loss	11,542	3,370
Provision for income taxes	4,386	1,281

Income before extraordinary loss	7,156	2,089
Extraordinary loss, net of a tax benefit of $2,714	—	(5,339)

Net income (loss)	$7,156	$(3,250)

Basic earnings (loss) per share:
Income before extraordinary loss	$0.26	$0.08
Extraordinary loss	—	(0.20)

Net income (loss)	$0.26	$(0.12)

Weighted average shares outstanding	27,558	27,107

Diluted earnings (loss) per share:
Income before extraordinary loss	$0.25	$0.07
Extraordinary loss	—	(0.18)

Net income (loss)	$0.25	$(0.11)

Weighted average shares outstanding	28,435	28,589

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,705	$6,532
Accounts receivable, net	28,663	29,467
Work-in-progress	12,292	10,515
Inventories	19,476	17,004
Prepaid and other current assets	7,312	7,633

Total current assets	78,448	71,151
Property and equipment, net	54,604	53,125
Goodwill, net	211,178	210,792
Intangible assets, net	88,855	89,078
Other assets	13,782	16,179

Total assets	$446,867	$440,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,921	$5,921
Accounts payable	17,929	17,671
Customer advances	14,287	15,051
Accrued wages and benefits	7,941	6,718
Interest payable	9,940	5,232
Other accrued liabilities	3,284	5,201

Total current liabilities	59,302	55,794
Long-term debt, less current portion	266,487	277,899
Other liabilities	13,313	7,182
Stockholders’ equity:
Common stock	28	27
Paid-in capital	79,476	79,049
Retained earnings	27,748	20,592
Accumulated other comprehensive income (loss)	513	(218)

Total stockholders’ equity	107,765	99,450

Total liabilities and stockholders’ equity	$446,867	$440,325

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Income before extraordinary loss	$7,156	$2,089
Adjustments to reconcile income before extraordinary loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,651	1,801
Other	52	78
Changes in operating assets and liabilities:
Accounts receivable, net	882	(3,951)
Work-in-progress	(1,640)	(2,850)
Inventories	(2,451)	1,082
Prepaid and other assets	856	(14,118)
Accounts payable	204	(1,991)
Customer advances	(843)	(222)
Interest payable	4,708	(175)
Accrued wages and benefits and other accrued liabilities	3,752	(1,348)

Net cash provided by (used in) operating activities	15,327	(19,605)

Cash flows from investing activities:
Purchases of property and equipment	(3,212)	(1,549)
Purchase of property and equipment previously leased	—	(14,145)
Acquisitions	(500)	(211,772)
Other	(232)	2

Net cash used in investing activities	(3,944)	(227,464)

Cash flows from financing activities:
Net payments on short-term debt	—	5,000
Proceeds from long-term borrowings	—	240,274
Payments on long-term borrowings	(8,500)	—
Proceeds from interest rate swap, net	435	—
Issuance of common stock	428	1,980
Other	409	10

Net cash (used in) provided by financing activities	(7,228)	247,264

Net increase in cash and cash equivalents	4,155	195
Effect of exchange rate changes on cash	18	(15)
Cash and cash equivalents, beginning of period	6,532	6,371

Cash and cash equivalents, end of period	$10,705	$6,551

Supplemental information, cash paid for:
Interest	$1,497	$1,776

Income taxes	$2,202	$1,687

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net income (loss)	$7,156	$(3,250)
Currency translation adjustments	731	(175)

Comprehensive income (loss)	$7,887	$(3,425)

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of presentation and other matters

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated financial information as of December 31, 2002 has been derived from audited financial statements; certain amounts from the three months ended March 31, 2002 have been reclassified for consistent presentation with current year financial statements. On January 30, 2003, aaiPharma’s Board of Directors approved a 3-for-2 stock split of the Company’s common shares. On March 10, 2003, each stockholder received one additional share of common stock for every two shares they owned on the record date of February 19, 2003. All share and per share amounts have been restated to reflect the stock split for all periods presented. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, which were included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions in SFAS No. 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS No. 148 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related Interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. Under APB No. 25, if the exercise price of the Company’s stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation cost for the Company’s plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per share data)
Net income (loss), as reported	$7,156	$(3,250)
Pro forma stock-based compensation cost, net of tax	1,907	1,106
Pro forma net income (loss)	5,249	(4,356)
Earnings (loss) per share:
As reported -
Basic	$0.26	($0.12)
Diluted	$0.25	($0.11)
Pro forma -
Basic	$0.19	($0.16)
Diluted	$0.18	($0.15)

2. Earnings per share

Masic earnings (loss) per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed assuming that the weighted average number of common shares was increased by the conversion of stock options issued to employees and members of the Company’s Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were converted to shares and issued, unless their inclusion would be anti-dilutive. In the three months ended March 31, 2003 and 2002, 3,250,053 and 868,210 options, respectively, were excluded as they were anti-dilutive. In each period presented, the net income (loss) (the “numerator”) is the same for both basic and diluted per share computations.

The following table provides a reconciliation of the denominators for the basic and diluted earnings (loss) per share computations (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Basic earnings (loss) per share:
Weighted average number of shares	27,558	27,107
Effect of dilutive securities:
Stock options	877	1,482

Diluted earnings (loss) per share:
Adjusted weighted average number of shares and assumed conversions	28,435	28,589

3. Financial information by business segment and geographic area

The Company operates in three business segments, consisting of a product sales business, primarily comprised of the pharmaceuticals business unit, a product development business, primarily the research and development business unit, and a development services business, primarily the AAI International business unit. The product sales business provides for the sales of M.V.I., Aquasol, Brethine, Darvon, Darvocet-N, Azasan and calcitriol product lines and for the commercial manufacturing of small quantity products outsourced by other pharmaceutical companies. In the product development segment, the Company internally develops drugs and technologies for future sales by the product sales business or with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The core services provided by the development services business on a fee-for-service basis to pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials. The majority of the Company’s non-U.S. operations are located in Germany.

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net revenues:
Product sales	$40,008	$20,177
Product development	3,810	2,135
Development services	20,212	23,308

	$64,030	$45,620

United States	$59,362	$43,349
Germany	5,311	3,624
Other	325	199
Less intercompany	(968)	(1,552)

	$64,030	$45,620

Gross margin (excluding depreciation):
Product sales	$30,057	$12,372
Product development	3,810	2,135
Development services	8,208	9,763

	$42,075	$24,270

	Three Months Ended
	March 31,

	2003	2002

Income (loss) from operations:
Product sales	$22,918	$8,994
Product development	3,810	2,135
Development services	332	1,783

Income from operations before research and development	27,060	12,912
Research and development	(4,586)	(4,477)
Corporate	(5,299)	(3,376)

	$17,175	$5,059

United States	$16,467	$5,077
Germany	729	76
Other	(21)	(94)

	$17,175	$5,059

Depreciation and amortization:
Product sales	$986	$250
Product development	100	99
Development services	1,027	941
Corporate	538	511

	$2,651	$1,801

	March 31,	December 31,
	2003	2002

Total assets:
Product sales	$350,636	$347,596
Product development	6,134	6,024
Development services	48,729	49,952
Corporate	41,368	36,753

	$446,867	$440,325

United States	$423,231	$417,997
Germany	22,073	21,167
Other	1,563	1,161

	$446,867	$440,325

Goodwill, net:
Product sales	$199,414	$199,414
Development services	11,764	11,378

	$211,178	$210,792

4. Transactions with related parties

The Company has revenue, accounts receivable and work-in-progress with Aesgen, Inc. (“Aesgen”) and Endeavor Pharmaceuticals, Inc. (“Endeavor”). Both Endeavor and Aesgen were organized by aaiPharma Inc. and its principal shareholders and continue to be related parties. No revenues were recognized from Aesgen for the three months ended March 31, 2003. Revenues recognized from Aesgen totaled $119,000 for the three months ended March 31, 2002. Services performed by the

Company for Aesgen are covered by a Subscription Agreement, whereby the Company has agreed to receive Aesgen preferred stock in lieu of cash for the services performed. In February 2002, the Company acquired a calcitriol product from Aesgen, under an agreement which included potential royalty payments. The Company launched its calcitriol product in March 2003 and accrued potential royalties of $0.4 million under that agreement in the first quarter of 2003. Revenues recognized from Endeavor totaled $269,000 for the three months ended March 31, 2003, and were $299,000 for the three months ended March 31, 2002. At March 31, 2003, we had no accounts receivable or work-in-progress related to Aesgen, and had approximately $0.4 million of accounts receivable and work-in-progress related to Endeavor.

5. Debt

The following table presents the components of current maturities of long-term debt:

	March 31,	December 31,
	2003	2002

	(In thousands)
Current maturities of long-term debt	$5,921	$5,921

The following table presents the components of long-term debt:

	March 31,	December 31,
	2003	2002

	(In thousands)
U.S. bank term loan	$48,000	$50,000
U.S. revolving credit facility	41,000	47,500
11% senior subordinated notes due 2010, net of original issue discount	173,999	173,963
Interest rate swap monetization deferred income	10,921	10,486
Fair value of interest rate swap	(1,512)	1,871
Less current maturities of long-term debt	(5,921)	(5,921)

Total long-term debt due after one year	$266,487	$277,899

In March 2002, the Company entered into $175 million of senior secured credit facilities consisting of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term. These senior credit facilities were subsequently reduced to $123 million due to the $52 million of repayments made under the term loan facility. The availability of borrowings under the revolving credit facility is not limited by a borrowing base. At March 31, 2003, the Company had unused availability under the revolving credit facility of $34.0 million. The senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at the Company’s option. On March 31, 2003, 30-day LIBOR was 1.30%. Such facilities are guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. These senior credit facilities may be prepaid at any time without a premium.

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

Concurrent with the issuance of the senior subordinated notes, the Company entered into an interest rate swap agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, the Company sold the then outstanding swap agreement for $2.3 million. The amount received, less the interest benefit of $1.5 million earned through the date of sale, has been recorded as a premium to the carrying amount of the notes and is being amortized into interest income over their remaining life. At March 31, 2003, the Company had an interest rate swap agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 6.94%. On March 31, 2003, 6-month LIBOR was 1.23%, giving us an estimated all-in rate of 8.17%. The terms of the interest rate swap agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument.

Under the terms of the senior secured credit facility and the senior subordinated notes, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurring additional indebtedness. The Company was in compliance with the covenants at March 31, 2003.

6. Acquisition

On March 28, 2002, the Company acquired the U.S. rights to the Darvon and Darvocet-N branded product lines, which treat mild to moderate pain, and existing inventory from Eli Lilly and Company, in a business combination accounted for as a purchase. The Company acquired these product lines and related intangible assets for $211.4 million. To finance this acquisition, which included $1.8 million of inventory, the Company used the proceeds from the senior secured credit facilities and senior subordinated notes, as described in note 5. The Darvon and Darvocet-N product lines did not have separable assets and liabilities associated with them, other than inventory, therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable assets, with the excess of the purchase price over the identifiable tangible and intangible assets recorded as goodwill. Based on this allocation, $51.2 million of intangible assets have been identified and will be amortized over 20 years. In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” and Statement of Financial Accounting Standards No. 142 “Accounting for Goodwill and

Intangibles”, the excess of the purchase price over identifiable intangible assets in the amount of $159.7 million has been classified as goodwill, which is not subject to amortization.

The following unaudited pro forma consolidated financial information reflects the results of operations for the three months ended March 31, 2002, as if the above acquisition had occurred at the beginning of the period presented (in thousands, except per share data).

Three Months
Ended
March 31, 2002

Net revenues	$55,352
Income before extraordinary loss	2,618
Net loss	(2,722)
Basic earnings (loss) per share:
Income before extraordinary loss	$0.10
Net loss	$(0.10)
Diluted earnings (loss) per share:
Income before extraordinary loss	$0.09
Net loss	$(0.10)

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition taken place at the beginning of the period presented. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

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

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2003

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$10,630	$48,732	$5,636	$(968)	$64,030
Equity earnings from subsidiaries	19,143	—	—	(19,143)	—

Total revenues	29,773	48,732	5,636	(20,111)	64,030

Operating costs and expenses:
Direct costs (excluding depreciation)	6,521	13,005	3,172	(743)	21,955
Selling	1,289	5,933	512	—	7,734
General and administrative	7,797	1,240	992	—	10,029
Depreciation and amortization	1,356	1,042	253	—	2,651
Research and development	—	4,486	—	—	4,486

	16,963	25,706	4,929	(743)	46,855

Income (loss) from operations	12,810	23,026	707	(19,368)	17,175
Other expense:
Interest, net	(692)	(4,859)	1	—	(5,550)
Net intercompany interest	(516)	559	(43)	—	—

Other	(60)	2	(25)	—	(83)

	(1,268)	(4,298)	(67)	—	(5,633)

Income (loss) before income taxes	11,542	18,728	640	(19,368)	11,542
Provision for income taxes	4,386	—	—	—	4,386

Net income (loss)	$7,156	$18,728	$640	$(19,368)	$7,156

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2002

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$16,737	$26,610	$3,825	$(1,552)	$45,620
Equity earnings from subsidiaries	1,757	—	—	(1,757)	—

Total revenues	18,494	26,610	3,825	(3,309)	45,620

Operating costs and expenses:
Direct costs (excluding depreciation)	9,593	10,876	2,433	(1,552)	21,350
Selling	1,652	2,228	394	—	4,274
General and administrative	5,589	2,386	783	—	8,758
Depreciation and amortization	1,163	403	235	—	1,801
Research and development	247	4,131	—	—	4,378

	18,244	20,024	3,845	(1,552)	40,561

Income (loss) from operations	250	6,586	(20)	(1,757)	5,059
Other expense:
Interest, net	(113)	(1,713)	3	—	(1,823)
Net intercompany interest	(564)	625	(61)	—	—
Other	106	(11)	39	—	134

	(571)	(1,099)	(19)	—	(1,689)

(Loss) income before income taxes and extraordinary loss	(321)	5,487	(39)	(1,757)	3,370
Provision for income taxes	1,281	—	—	—	1,281

(Loss) income before extraordinary loss	(1,602)	5,487	(39)	(1,757)	2,089
Extraordinary loss	(1,648)	(3,691)	—	—	(5,339)

Net (loss) income	$(3,250)	$1,796	$(39)	$(1,757)	$(3,250)

aaiPharma Inc.
CONSOLIDATED BALANCE SHEET
(In thousands)

	March 31, 2003

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$9,920	$170	$615	$—	$10,705
Accounts receivable, net	9,054	16,245	3,364	—	28,663
Work-in-progress	4,618	3,977	4,623	(926)	12,292
Inventories	4,675	14,083	718	—	19,476
Prepaid and other current assets	3,237	3,663	412	—	7,312

Total current assets	31,504	38,138	9,732	(926)	78,448
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	41,919	8,688	3,997	—	54,604
Goodwill, net	725	200,644	9,809	—	211,178
Intangibles, net	1,039	87,816	—	—	88,855
Other assets	4,486	9,198	98	—	13,782

Total assets	$145,734	$298,282	$23,636	$(20,785)	$446,867

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$5,921	$—	$—	$5,921
Accounts payable	4,181	12,226	1,522	—	17,929
Customer advances	7,510	5,298	2,405	(926)	14,287
Accrued wages and benefits	5,072	1,713	1,156	—	7,941
Interest payable	281	9,659	—	—	9,940
Other accrued liabilities	(1,098)	3,953	(5)	434	3,284

Total current liabilities	15,946	38,770	5,078	(492)	59,302
Long-term debt, less current portion	41,000	225,487	—	—	266,487
Other liabilities	11,801	1,512	—	—	13,313
Investments in and advances to subsidiaries	86,644	(92,186)	5,439	103	—
Total stockholders’ equity	(9,657)	124,699	13,119	(20,396)	107,765

Total liabilities and stockholders’ equity	$145,734	$298,282	$23,636	$(20,785)	$446,867

aaiPharma Inc.
CONSOLIDATED BALANCE SHEET
(In thousands)

	December 31, 2002

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$5,725	$180	$627	$—	$6,532
Accounts receivable, net	10,104	16,758	2,605	—	29,467
Work-in-progress	4,135	2,951	4,568	(1,139)	10,515
Inventories	5,504	11,114	697	(311)	17,004
Prepaid and other current assets	3,782	3,642	209	—	7,633

Total current assets	29,250	34,645	8,706	(1,450)	71,151
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	42,055	7,070	4,000	—	53,125
Goodwill, net	624	200,644	9,524	—	210,792
Intangibles, net	952	88,126	—	—	89,078
Other assets	4,514	11,569	96	—	16,179

Total assets	$143,456	$295,852	$22,326	$(21,309)	$440,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$5,921	$—	$—	$5,921
Accounts payable	4,410	11,447	1,814	—	17,671
Customer advances	7,840	5,731	2,618	(1,138)	15,051
Accrued wages and benefits	4,922	929	867	—	6,718
Interest payable	285	4,947	—	—	5,232
Other accrued liabilities	1,244	3,379	(77)	655	5,201

Total current liabilities	18,701	32,354	5,222	(483)	55,794
Long-term debt, less current portion	47,500	230,399	—	—	277,899
Other liabilities	7,182	—	—	—	7,182
Investments in and advances to subsidiaries	68,171	(72,500)	4,984	(655)	—
Total stockholders’ equity	1,902	105,599	12,120	(20,171)	99,450

Total liabilities and stockholders’ equity	$143,456	$295,852	$22,326	$(21,309)	$440,325

aaiPharma Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2003

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Income (loss) before extraordinary loss	$7,156	$18,728	$640	$(19,368)	$7,156
Adjustments to reconcile net income (loss) before extraordinary loss to net cash provided by operating activities:
Depreciation and amortization	1,241	1,157	253	—	2,651
Other	—	—	52	—	52
Changes in operating assets and liabilities:
Accounts receivable, net	1,050	514	(682)	—	882
Work-in-progress	(483)	(1,026)	82	(213)	(1,640)
Inventories	829	(2,969)	—	(311)	(2,451)
Prepaid and other assets	573	478	(195)	—	856
Accounts payable	(229)	779	(346)	—	204
Customer advances	(331)	(433)	(292)	213	(843)
Interest payable	(4)	4,712	—	—	4,708
Accrued wages and benefits and other accrued liabilities	2,428	1,356	190	(222)	3,752
Intercompany receivables and payables	(670)	(19,685)	454	19,901	—

Net cash provided by operating activities	11,560	3,611	156	—	15,327

Cash flows from investing activities:
Purchases of property and equipment	(1,061)	(1,965)	(186)	—	(3,212)
Acquisitions	—	(500)	—	—	(500)
Other	(232)	—	—	—	(232)

Net cash used in investing activities	(1,293)	(2,465)	(186)	—	(3,944)

Cash flows from financing activities:
Payments on long-term borrowings	(6,500)	(2,000)	—	—	(8,500)
Proceeds from interest rate swap	—	435	—	—	435
Issuance of common stock	428	—	—	—	428
Other	—	409	—	—	409

Net cash used in financing activities	(6,072)	(1,156)	—	—	(7,228)

Net increase (decrease) in cash and cash equivalents	4,195	(10)	(30)	—	4,155
Effect of exchange rate changes on cash	—	—	18	—	18
Cash and cash equivalents, beginning of period	5,725	180	627	—	6,532

Cash and cash equivalents, end of period	$9,920	$170	$615	$—	$10,705

aaiPharma Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2002

		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
(Loss) income before extraordinary loss	$(1,602)	$5,487	$(39)	$(1,757)	$2,089
Adjustments to reconcile net (loss) income before extraordinary loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,047	519	235	—	1,801
Other	2	11	65	—	78
Changes in operating assets and liabilities:
Accounts receivable, net	(2,995)	(1,606)	650	—	(3,951)
Work-in-progress	(619)	(1,772)	(459)	—	(2,850)
Inventories	420	662	—	—	1,082
Prepaid and other assets	1,019	(15,159)	22	—	(14,118)
Accounts payable	1,001	(2,777)	(215)	—	(1,991)
Customer advances	(284)	70	(8)	—	(222)
Interest payable	24	(199)	—	—	(175)
Accrued wages and benefits and other accrued liabilities	(5,385)	4,033	111	(107)	(1,348)
Intercompany receivables and payables	(28,386)	26,995	(459)	1,850	—

Net cash (used in) provided by operating activities	(35,758)	16,264	(97)	(14)	(19,605)

Cash flows from investing activities:
Purchases of property and equipment	(798)	(345)	(406)	—	(1,549)
Purchases of property and equipment previously leased	(14,145)	—	—	—	(14,145)
Acquisitions	—	(211,772)	—	—	(211,772)
Other	2	—	—	—	2

Net cash used in investing activities	(14,941)	(212,117)	(406)	—	(227,464)

Cash flows from financing activities:
Net payments on short-term debt	—	5,000	—	—	5,000
Proceeds from long-term borrowings	49,400	190,874	—	—	240,274
Payments on long-term borrowings	—	(14)	—	14	—
Issuance of common stock	1,980	—	—	—	1,980
Other	—	(14)	24	—	10

Net cash provided by financing activities	51,380	195,846	24	14	247,264

Net increase (decrease) in cash and cash equivalents	681	(7)	(479)	—	195
Effect of exchange rate changes on cash	—	—	(15)	—	(15)
Cash and cash equivalents, beginning of period	5,301	154	916	—	6,371

Cash and cash equivalents, end of period	$5,982	$147	$422	$—	$6,551

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our quarterly results have been, and we expect them to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, demand for our pharmaceutical product lines, ability of contract manufacturers to supply conforming products on a timely basis, costs and results of ongoing and future litigation by and against us, progress of ongoing contracts, amounts recognized for licensing and royalty revenues, the commencement, completion or cancellation of large contracts, timing and amounts of start-up expenses for new facilities, timing and level of research and development expenditures, and changes in the mix of services. There have been no significant changes in our critical accounting policies, which have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002. Because a large percentage of our fee-for-service operating costs are relatively fixed, variations in the timing and progress of large contracts, changes in the demand for our services and products, or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect our quarterly results. Accordingly, we believe that comparisons of our quarterly financial results may not be meaningful.

Results of Operations:

The following table presents the net revenues for each of our business units and our consolidated expenses and net income (loss), with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended March 31,

	2003		2002

	(dollars in thousands)
Net revenues:
Product sales	$40,008	62%	$20,177	44%
Product development	3,810	6	2,135	5
Development services	20,212	32	23,308	51

	$64,030	100%	$45,620	100%

Direct costs (excluding depreciation)	$21,955	34%	$21,350	47%
Selling	7,734	12	4,274	9
General and administrative	10,029	16	8,758	19
Depreciation and amortization	2,651	4	1,801	4
Research and development	4,486	7	4,378	10
Income from operations	17,175	27	5,059	11
Interest expense, net	5,550	9	1,823	4
Provision for income taxes	4,386	7	1,281	3
Net income (loss)	7,156	11	(3,250)	(7)

First Quarter 2003 Compared to First Quarter 2002

Our consolidated net revenues for the quarter ended March 31, 2003 increased 40% to $64.0 million, from $45.6 million in the first quarter of 2002. Net revenues from product sales increased to $40.0 million in 2003, from $20.2 million in 2002, due to sales of Darvon and Darvocet-N, which we acquired at the end of the first quarter of 2002, and sales of our recently approved Azasan 75 milligram and 100 milligram, and calcitriol injection products, which were introduced in the first quarter of 2003. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $0.7 million and $3.0 million to net revenues from product sales in the first quarters of 2003 and 2002, respectively.

Net revenues from product development increased 78% in the first quarter of 2003 to $3.8 million, or 6% of net revenues, from $2.1 million, or 5% of net revenues, in 2002, primarily due to product development revenues under our significant development agreement, which increased from $1.3 million in the first quarter of 2002 to $3.5 million in the first quarter of 2003. This development agreement is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We expect product development revenues under this agreement to be in the range of $12 million to $14 million in 2003.

Net revenues from our development services business decreased 13% in the first quarter of 2003 to $20.2 million, from $23.3 million in 2002. These decreases were principally attributable to lower clinical revenues related to the winding down of some large projects in the first quarter of 2002, lower fee-for-service revenues under our significant development agreement and the redeployment of a portion of our internal resources from external revenue-producing projects to research and development projects relating to our own pharmaceutical products.

Gross margin dollars, or net revenues less direct costs (excluding depreciation), increased $17.8 million, or 73%, to $42.1 million in the first quarter of 2003, from $24.3 million in the first quarter of 2002, reflecting the benefit from our increased product sales revenues in 2003 over the prior year. As a percentage of net revenues, gross margin dollars increased to 66% in the first quarter of 2003 from 53% in the first quarter of 2002. The higher gross margin dollars generated by our product sales business were partially offset by decreases in external revenues and gross margin dollars from our development services business.

Selling expenses increased 81% in the first quarter of 2003 to $7.7 million, or 12% of net revenues, from $4.3 million, or 9% of net revenues, in 2002. This increase is primarily due to expenses incurred by our product sales business associated with developing our product sales force, marketing and promoting our new products and maintaining and enhancing distribution channels. As of March 31, 2003, our pharmaceutical sales force was approximately 80, as compared to 20 at March 31, 2002. We anticipate our pharmaceutical sales force to increase to approximately 150 by the end of 2003.

General and administrative costs increased 15% in the first quarter of 2003 to $10.0 million, or 16% of net revenues, from $8.8 million, or 19% of net revenues, in 2002. This increase was primarily due to expenses related to the management build-up for our product sales business.

Research and development expenses were approximately $4.5 million, or 7% of net revenues, in the first quarter of 2003, a slight increase from $4.4 million, or 10% of net revenues, in 2002. In the first quarter of 2003, the significant project spending related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products. We target annual research and development expenses to be approximately 8% to 10% of our estimated net revenues.

Net interest expense increased to $5.6 million in the first quarter of 2003, from $1.8 million in 2002. This $3.8 million increase is primarily attributable to the borrowings that funded our product line acquisitions in the first quarter of 2002.

Consolidated income from operations was $17.2 million in the first quarter of 2003, or $12.1 million higher than the prior year. This increase is primarily due to the expansion of our product sales business and our increased product development revenues, partially offset by our increased selling, general and administrative spending to support our product sales business and decreases in revenues and margins in our development services business.

Income from operations for our product sales business was $22.9 million in the first quarter of 2003, compared to $9.0 million in the first quarter of 2002. This increase is attributable to the revenues from our Darvon and Darvocet-N product lines, which we acquired at the end of the first quarter of 2002 and the introduction of our Azasan line extensions and calcitriol injection in the first quarter of 2003.

Income from operations for our product development business was $3.8 million in the first quarter of 2003, compared to income from operations of $2.1 million in 2002. This change resulted from the increased revenues from our significant development agreement, as discussed above.

Income from operations for our development services revenues business was $0.3 million in the first quarter of 2003, compared to $1.8 million in the first quarter of 2002. This decrease is primarily due to the decline in revenues and gross margin, as described above.

Unallocated corporate expenses increased in the first quarter of 2003 to $5.3 million, from $3.4 million in 2002. This higher level was due to additions to our corporate infrastructure to accommodate the expansion of our overall business. As a percentage of net revenues, unallocated corporate expenses in the first quarter of 2003 increased to 8%, from 7% in the first quarter of 2002.

We recorded a tax provision of $4.4 million in the first quarter of 2003, based on an effective tax rate of 38%. This rate is approximately equal to the statutory rate. Our effective tax rate for the first quarter of 2002 was also 38%.

Liquidity and Capital Resources

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in the first quarter of 2003 was $15.3 million, compared to cash flow used in operations of $19.6 million in the first quarter of 2002. This change was primarily due to an increase in net income and positive changes in working capital. In addition, the first quarter of 2002 included $13.1 million of prepaid financing fees related to our senior credit facilities and senior subordinated notes, which did not recur in the first quarter of 2003.

Cash used in investing activities was $3.9 million in the first quarter of 2003 which included $3.2 million for capital spending. Cash used in investing activities was $227.5 million in the first quarter of 2002, which included $211.4 million related to our 2002 acquisition of the Darvon and Darvocet-N branded product lines, and $14.1 million for the purchase of assets formerly covered by our tax retention operating lease, including our corporate headquarters in Wilmington, N.C. and a laboratory and clinical facility in Chapel Hill, N.C.

Net cash used in financing activities during the first quarter of 2003 was $7.2 million, primarily representing debt payments of $8.5 million partially offset by $0.4 million of interest rate swap proceeds and $0.4 million in proceeds from the issuance of common stock related to the exercise of stock options.

On March 28, 2002, we acquired the U.S. rights to the Darvon and Darvocet-N branded product lines and existing inventory from Eli Lilly and Company for $211.4 million in cash. In connection with the acquisition, we entered into $175 million of senior credit facilities, issued $175 million of senior subordinated notes due 2010, repaid all $78 million of borrowings outstanding under our prior senior credit facilities, and terminated our tax retention operating lease and purchased the underlying properties.

Our $175 million senior secured credit facilities consist of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term. The senior facilities were subsequently reduced to $123 million due to the $52 million of repayments we made under the term loan facility. The availability of borrowings under our revolving credit facility is not limited by a borrowing base. Our senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at our option. Such facilities are guaranteed by all of our domestic subsidiaries and secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries, and 65% of the stock of our material foreign subsidiaries. Our senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. Under the terms of the credit agreement for our senior credit facilities, we are required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. We were in compliance with these covenants at March 31, 2003. These senior credit facilities may be prepaid at our option at any time without a premium.

On March 28, 2002, we issued $175 million of senior subordinated unsecured notes due 2010. These notes have a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. Prior to March 28, 2005, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our senior credit facilities require us to repay all of the indebtedness under these facilities before we could repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness. We were in compliance with these covenants at March 31, 2003.

Concurrent with the issuance of our senior subordinated notes, we entered into an interest rate swap agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, we sold the then outstanding swap agreement for $2.3 million. The amount we received, less the interest benefit of $1.5 million earned through the date of sale, has been recorded as a premium to the carrying amount of the notes and is being amortized into interest income over their remaining life. At March 31, 2003, we had an interest rate swap agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 6.94%. On March 31, 2003, 6-month LIBOR was 1.23%, giving us an estimated all-in rate of 8.17%. The terms of the interest rate swap agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument. Our annual net interest expense may exceed $21 million in 2003.

Our M.V.I. and Aquasol product line acquisition agreement provided for a $1.0 million guaranteed payment in August 2003, and future contingent payments of $2.0 million and $43.5 million potentially due in August 2003 and August 2004, respectively, depending on the status of certain reformulation activities being carried out by the seller. As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, the conditions for the contingent payments were not met by the required date, so that the $2.0 million amount is no longer a contingent obligation of ours and the potential $43.5 million contingent payment is decreasing by $1.0 million for each full month that the conditions continue to be unmet. Such conditions have not been met as of March 31, 2003, and if such conditions are not satisfied by December 31, 2003, the remaining contingent payment obligation to the seller will decrease to zero. In addition, we may have to make contingent payments of $4.7 million over four years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. These contingent payment obligations, including the contingent payments potentially due in connection with the acquisition of the M.V.I. and Aquasol product lines, have not yet been recorded as a liability on our consolidated balance sheet. We have $5.9 million of principal repayments due in the next twelve months under our senior credit facilities. We made an interest payment on the senior subordinated notes of $9.6 million in April 2003 and a similar interest payment is due in October 2003. The April interest payment was reduced by approximately $0.3 million received under our interest rate swap agreement. At current estimated LIBOR rates, we anticipate that the October 2003 interest payment will be offset by approximately $1.9 million to be received under our interest rate swap agreement.

We believe that our senior credit facilities and cash flow provided by operations will be sufficient to fund near-term growth and fund our existing contractual payment obligations and our contingent payment obligations arising from our acquisitions. We may require additional financing to pursue other acquisition opportunities or for other reasons. We may from time to time seek to obtain additional funds through the public or private issuance of equity or debt securities. While we remain confident that we can obtain additional financing, if necessary, we cannot assure you that additional financing will be available or that the terms will be acceptable to us.

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

For purposes of illustration, these forward-looking statements include statements relating to the amount, timing, and use of proceeds of future issuance of equity; the sufficiency of our senior credit facilities and cash flow from operations to fund near-term growth and to fund existing contractual and contingent acquisition payment obligations; amounts we will receive under our interest rate swap arrangements; the availability of future financing, if necessary; the expected amounts owed under future contingent acquisition payment obligations; our R&D activities, funding and trends and the expected use of our fee-for-service resources in support thereof; anticipated product development and development services net revenues and profitability levels and trends; expected levels of future net interest expenses; targeted research and development expenditures as a percentage of net revenues; anticipated levels of sales and general and administrative costs as a percentage of net revenues; and expected net revenues, expenses and profitability of our product sales.

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

Additional factors that may cause the actual results to differ materially are discussed in our recent filings with the SEC, including, but not limited to, Exhibit 99.1 to our Annual Report on Form 10-K filed with the SEC on March 28, 2003, including the exhibits attached or incorporated therein, our Form 8-K reports, and other periodic filings. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-

looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change. If foreign exchange rates were to increase by 10%, our operating results would have been lower by $57,000 in the three months ended March 31, 2003 due to the reduction in reported results from European operations.

We are also exposed to fluctuations in interest rates on borrowings under our senior credit facilities and on $150 million of our senior subordinated notes, due to our entering into the interest rate swap agreement discussed above. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, annual interest expense on variable rate debt would increase by approximately $0.9 million, or $225,000 per quarter.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures — aaiPharma Inc.’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of March 31, 2003, and they concluded that these controls and procedures are effective. (b) Changes in Internal Controls — There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2003.

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

In the first action, filed in August 2001, we alleged that the defendants are infringing our fluoxetine hydrochloride Form A patent and are seeking an injunction to prevent the sale of products that infringe this patent, as well as compensatory and punitive damages and attorney’s fees. In the second case, filed in October 2001, we alleged that the defendants are infringing three additional fluoxetine patents and are seeking an injunction to prevent the defendants from selling infringing fluoxetine products, and monetary damages. In the third action, filed in November 2001, we have brought similar claims against the defendants regarding a fifth fluoxetine patent. In each case, the defendants have filed counterclaims alleging patent invalidity, violations of the North Carolina Unfair Trade Practices Act and tortious interference with the defendants’ distribution agreements. We have denied the substantive allegations of their counterclaims. The cases are all in the initial stages and discovery is occurring. It is possible that the patents subject to these lawsuits will be found invalid, unenforceable or not infringed.

We are also involved in four actions centered on our omeprazole-related patents. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca.

Two omeprazole-related cases have been filed against us by Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. in the United States District Court for the Southern District of New York in July 2001 and November 2001. These plaintiffs have sought but, as of May 5, 2003 have not obtained, approval from the FDA to market a generic form of Prilosec. In addition, these plaintiffs’ omeprazole product has been found in separate litigation to infringe certain patents of AstraZeneca. The plaintiffs in these cases are challenging the validity of five patents that we have obtained relating to omeprazole and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. We have denied the substantive allegations made in these cases. Both cases are in the initial stages and discovery is just beginning. No date has been set for trial. We intend to vigorously defend the patents’ validity and to determine whether or not Dr. Reddy’s product infringes any of our relevant patents.

The third case involving our omeprazole patents was brought in August 2001 by Andrx Pharmaceuticals, Inc. in the United States District Court for the Southern District of New York. Andrx has received FDA approval for its generic omeprazole product. However, to our knowledge, it is not currently marketing this drug in the U.S. following a judicial finding that Andrx’s omeprazole product infringed certain AstraZeneca patents. Andrx is challenging the validity of three of our omeprazole patents and is also seeking a declaratory judgment that its generic omeprazole product does not infringe these patents. Furthermore, Andrx claims violations of federal and state antitrust laws with respect to the licensing of these omeprazole patents and is seeking injunctive relief and unspecified treble damages. We have denied the substantive allegations made by Andrx. This case is in the initial stages of discovery. No date has been set for trial. aaiPharma has recently filed a motion to dismiss the litigation (or, alternatively, with respect to the antitrust claims, to stay them pending the appellate decision in the Andrx litigation with AstraZeneca). Andrx’s papers in opposition to our motion to dismiss have been filed, and a decision by the court on the motion is pending.

The fourth case involving our omeprazole patents was brought in December 2002 by us against Kremers Urban Development Co., Schwarz Pharma Inc. and Schwarz Pharma AG (collectively, “KUDCO”) in the United States District Court for the Southern District of New York. The case involves claims of infringement of our omeprazole patent dealing with a dry-blend process of manufacturing omeprazole products. KUDCO has a generic omeprazole product with final FDA marketing approval, was found not to infringe the AstraZeneca patents in the separate AstraZeneca patent litigation, and is currently selling its generic substitute for Prilosec in the U.S. marketplace. KUDCO has filed its answer to the Company’s original complaint, denying the Company’s claims, asserting various affirmative defenses to our claims, and asserting counterclaims of patent invalidity, product non-infringement and antitrust violations under federal and state antitrust laws. We have denied the substantive counterclaims made by KUDCO. In April 2003, we filed a motion seeking to amend our complaint against KUDCO to add certain of its affiliates as defendants to the litigation and to add additional infringement claims under a second of our omeprazole patents, pertaining to dry-blend omeprazole formulations. A decision by the court on this motion is pending. We intend to vigorously defend our patent rights and defend against the foregoing defenses and counterclaims asserted by KUDCO. It is possible that the omeprazole-related patents subject to the foregoing four lawsuits will be found invalid, unenforceable or not infringed.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the “Exhibit Index”, which immediately precedes such exhibits, and is incorporated herein by reference.

Reports on Form 8-K:

During the first quarter of 2003, we furnished the following Form 8-K:

•	Dated January 28, 2003, to file a press release reporting our results of operations for the quarter and fiscal year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aaiPharma Inc.

Date:	May 14, 2003	By:	/s/ PHILIP S. TABBINER

Philip S. Tabbiner, D.B.A. President and Chief Executive Officer

Date:	May 14, 2003	By:	/s/ WILLIAM L. GINNA, JR.

William L. Ginna, Jr. Executive Vice President and Chief Financial Officer

I, Frederick D. Sancilio, certify that:

1. I have reviewed this quarterly report on Form 10-Q of aaiPharma Inc.;

2. Based on my knowledge, this quarterly report on Form 10-Q of aaiPharma Inc. does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Frederick D. Sancilio, Ph.D. Frederick D. Sancilio, Ph.D.	Executive Chairman of the Board, Chief Scientific Officer and Director

I, Philip S. Tabbiner, certify that:

1. I have reviewed this quarterly report on Form 10-Q of aaiPharma Inc.;

2. Based on my knowledge, this quarterly report on Form 10-Q of aaiPharma Inc. does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ Phillip S. Tabbiner, D.B.A. Philip S. Tabbiner, D.B.A.	President, Chief Executive Officer and Director (Principal Executive Officer)

I, William L. Ginna, Jr. certify that:

1. I have reviewed this quarterly report on Form 10-Q of aaiPharma Inc.;

2. Based on my knowledge, this quarterly report on Form 10-Q of aaiPharma Inc. does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

g)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

h)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

i)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

e)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

f)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/s/ William L. Ginna, Jr. William L. Ginna, Jr.	Executive Vice President and Chief Financial Officer

aaiPharma Inc.
Exhibit Index

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
3.2	Amendment to Certificate of Incorporation dated May 24, 2000 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
3.3	Amended By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)
4.1	Articles Fourth, Seventh, Eleventh and Twelfth of the form of Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)
4.2	Article II of the form of Restated By-laws of the Company (included in Exhibit 3.2)
4.3	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))
10.1	Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))
10.2	Applied Analytical Industries, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))
10.3	Applied Analytical Industries, Inc. 1997 Stock Option Plan, as amended, (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))
10.4	Stockholder Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))

Exhibit
No.	Description

10.5	Development Agreement dated as of April 25, 1994 between the Company and Endeavor Pharmaceuticals Inc. (formerly, GenerEst, Inc.) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))
10.6	Underwriting Agreement dated September 19, 1996 between the Company and Goldman Sachs & Co., Cowen & Company and Lehman Brothers, Inc., as representatives of the underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)
10.7	Amendment No. 1 to the Employment Agreement dated November 17, 1995 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999)
10.8	Applied Analytical Industries, Inc. 1996 Stock Option Plan, as amended on March 27, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed for the year ended December 31, 1999)
10.9	Asset Purchase Agreement by and between AstraZeneca AB and NeoSan Pharmaceuticals Inc. dated as of July 25, 2001 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2001)
10.10	Interim Supply Agreement dated as of August 17, 2001 between NeoSan Pharmaceuticals Inc. and AstraZeneca L.P. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated August 17, 2001)
10.11	Asset Purchase Agreement dated as of December 13, 2001 between NeoSan Pharmaceuticals Inc., Novartis Pharmaceuticals Corporation and Novartis Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2001)
10.12	Interim Supply Agreement dated as of December 13, 2001 between NeoSan Pharmaceuticals Inc. and Novartis Pharmaceuticals Corporation (incorporated by reference to the Company’s Current Report on Form 8-K dated August 17, 2001)
10.13	Subscription Agreement dated as of October 19, 2001 between the Company and Aesgen, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.14	Product Sales Agreement dated as of December 21, 2001 between the Company and Aesgen, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)
10.15	Indenture dated as of March 28, 2002 between the Company, certain of its subsidiaries and First Union National Bank, as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))

Exhibit
No.	Description

10.16	Registration Rights Agreement dated as of March 28, 2002 between the Company, certain of its subsidiaries, Banc of America Securities LLC, CIBC World Markets Corp. and First Union Securities, Inc. (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))
10.17	Credit Agreement dated as of March 28, 2002 between the Company, certain of its subsidiaries, the lenders from time to time party thereto, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))
10.18	Assignment, Transfer and Assumption Agreement dated as of February 18, 2002 between NeoSan Pharmaceuticals, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated April 12, 2002)
10.19	Manufacturing Agreement dated as of February 18, 2002 between NeoSan Pharmaceuticals, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A dated April 12, 2002)
10.20	aaiPharma Inc. 2000 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))
99.1	Certification Pursuant to 18 U.S.C. Section 1350, signed by Frederick D. Sancilio, Ph.D., Executive Chairman of the Board, Chief Scientific Officer and Director, Philip S. Tabbiner, D.B.A., President, Chief Executive Officer and Director (Principal Executive Officer), and William L. Ginna, Jr., Executive Vice President and Chief Financial Officer