Form 10-Q
period 2003-06-30
AAIPHARMA INC
filed 2003-08-14
CIK 1013243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______to _______

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

The number of shares of the Registrant’s common stock outstanding, as of August 4, 2003 was 27,823,145 shares.

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

We own the following registered and unregistered trademarks: Darvon®, Darvon-N®, Darvocet-N®, M.V.I.®, M.V.I.-12®, M.V.I. Pediatric®, M.V.I. Adult™, Aquasol®, Aquasol A®, Aquasol E®, Brethine®, ProSorb®, ProSorb-D™, AzaSan™, aaiPharma®, and AAI®. References in this document to Darvon are to Darvon® and Darvon-N® collectively and references to Darvocet are to Darvocet-N®. We also reference trademarks owned by other companies. Prilosec® is a registered trademark of AstraZeneca AB. All references in this document to any of these terms lacking the “®” or “™” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

PART I.    FINANCIAL INFORMATION

Item 1. Financial Statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
Product sales	$45,752	$34,673	$85,760	$54,850
Product development (royalties and fees)	3,897	6,469	7,707	8,604
Development services	21,102	20,305	41,314	43,613

	70,751	61,447	134,781	107,067

Operating costs and expenses:
Direct costs (excluding depreciation):
Product sales	13,201	8,335	23,152	16,140
Development services	12,377	12,756	24,381	26,301

Total direct costs	25,578	21,091	47,533	42,441
Selling expenses	8,201	5,710	15,935	9,984
General and administrative expenses	11,289	10,161	21,318	18,919
Depreciation and amortization	2,711	2,671	5,362	4,472
Research and development	5,588	5,486	10,074	9,864

Total operating costs and expenses	53,367	45,119	100,222	85,680

Income from operations	17,384	16,328	34,559	21,387
Other income (expense):
Interest, net	(4,931)	(6,553)	(10,481)	(8,376)
Loss from extinguishment of debt	—	—	—	(8,053)
Other	226	69	143	203

	(4,705)	(6,484)	(10,338)	(16,226)

Income before income taxes	12,679	9,844	24,221	5,161
Provision for income taxes	4,691	3,740	9,077	2,307

Net income	$7,988	$6,104	$15,144	$2,854

Basic earnings per share	$0.29	$0.22	$0.55	$0.10

Weighted average shares outstanding	27,621	27,365	27,590	27,236

Diluted earnings per share	$0.28	$0.21	$0.53	$0.10

Weighted average shares outstanding	28,488	28,565	28,442	28,580

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,132	$6,532
Accounts receivable, net	39,438	29,467
Work-in-progress	12,249	10,515
Inventories	15,349	17,004
Prepaid and other current assets	7,613	7,633

Total current assets	82,781	71,151
Property and equipment, net	55,968	53,125
Goodwill, net	211,759	210,792
Intangible assets, net	88,168	89,078
Other assets	13,318	16,179

Total assets	$451,994	$440,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,553	$5,921
Accounts payable	17,309	17,671
Customer advances	18,726	15,051
Accrued wages and benefits	7,263	6,718
Interest payable	5,026	5,232
Other accrued liabilities	6,625	5,201

Total current liabilities	61,502	55,794
Long-term debt, less current portion	259,271	277,899
Other liabilities	13,512	7,182
Stockholders’ equity:
Common stock	28	27
Paid-in capital	80,140	79,049
Retained earnings	35,736	20,592
Accumulated other comprehensive income (loss)	1,805	(218)

Total stockholders’ equity	117,709	99,450

Total liabilities and stockholders’ equity	$451,994	$440,325

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,

	2003	2002

Cash flows from operating activities:
Net income	$15,144	$2,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,362	4,472
Write-off of deferred financing and other costs	—	5,339
Other	(78)	117
Changes in operating assets and liabilities:
Accounts receivable, net	(9,735)	(13,427)
Work-in-progress	(1,319)	(761)
Inventories	1,718	(275)
Prepaid and other assets	1,038	(12,970)
Accounts payable	(527)	(32)
Customer advances	3,437	3,413
Interest payable	(206)	6,245
Accrued wages and benefits and other accrued liabilities	5,898	2,751

Net cash provided by (used in) operating activities	20,732	(2,274)

Cash flows from investing activities:
Purchases of property and equipment	(6,482)	(4,402)
Purchase of property and equipment previously leased	—	(14,145)
Proceeds from sales of property and equipment	389	—
Acquisitions	(600)	(211,997)
Other	(287)	(151)

Net cash used in investing activities	(6,980)	(230,695)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	245,329
Payments on long-term borrowings	(17,000)	(18,400)
Proceeds from interest rate swap, net	2,678	3,426
Issuance of common stock	1,091	3,031
Other	1,018	(2,685)

Net cash (used in) provided by financing activities	(12,213)	230,701

Net increase (decrease) in cash and cash equivalents	1,539	(2,268)
Effect of exchange rate changes on cash	61	109
Cash and cash equivalents, beginning of period	6,532	6,371

Cash and cash equivalents, end of period	$8,132	$4,212

Supplemental information, cash paid for:
Interest	$12,142	$2,547

Income taxes	$2,979	$1,947

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$7,988	$6,104	$15,144	$2,854
Currency translation adjustments	1,292	1,512	2,023	1,337

Comprehensive income	$9,280	$7,616	$17,167	$4,191

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1.     Basis of presentation and other matters

aaiPharma Inc. (“aaiPharma” or the “Company”) is a science-based, specialty pharmaceutical company focused on acquiring, improving and marketing well-known, branded medicines in pain management, gastroenterology and critical care. The Company also offers comprehensive drug development services to the pharmaceutical, biotechnology, generic and device industries through its development services division. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated financial information as of December 31, 2002 has been derived from audited financial statements; certain amounts from the three and six months ended June 30, 2002 have been reclassified for consistent presentation with current year financial statements. On January 30, 2003, aaiPharma’s Board of Directors approved a 3-for-2 stock split of the Company’s common shares. On March 10, 2003, each stockholder received one additional share of common stock for every two shares they owned on the record date of February 19, 2003. All share and per share amounts have been restated to reflect the stock split for all periods presented. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, which were included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

In 2003, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 no longer requires companies to report gains or losses associated with the extinguishment of debt as a component of extraordinary gains or losses, net of tax. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. As required by SFAS 145, the extraordinary loss recognized in the six months ended June 30, 2002 of approximately $8.1 million ($5.3 million net of tax) to record the write-off of deferred financing and other costs related to its prior debt facilities has been reclassified to other expense.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that variable interest entities be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the third quarter of 2003. The Company is currently performing a review to determine if it is the primary beneficiary of any variable interest entities. To date, the review has not identified any entity that would require consolidation. The Company expects to complete this review in the third quarter of 2003. Provided that the Company is not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a variable interest entity is limited to the carrying amount of the investment in the entity.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related Interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. Under APB No. 25, if the exercise price of the Company’s stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation cost for the Company’s plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS No. 123, the Company’s net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income, as reported	$7,988	$6,104	$15,144	$2,854
Pro forma stock-based compensation cost, net of tax	1,895	1,376	3,801	2,483
Pro forma net income	6,093	4,728	11,343	371
Earnings per share:
As reported -
Basic	$0.29	$0.22	$0.55	$0.10
Diluted	$0.28	$0.21	$0.53	$0.10
Pro forma -
Basic	$0.22	$0.17	$0.41	$0.01
Diluted	$0.21	$0.17	$0.40	$0.01

2.     Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed assuming that the weighted average number of common shares was increased by the conversion of stock options issued to employees and members of the Company’s Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were converted to shares and issued, unless their inclusion would be anti-dilutive. In the three and six months ended June 30, 2003 and 2002, 3,702,511, 3,557,622, 1,581,607 and 1,243,033 options, respectively, were excluded as they were anti-dilutive. In each period presented, the net income (the “numerator”) is the same for both basic and diluted per share computations.

The following table provides a reconciliation of the denominators for the basic and diluted earnings per share computations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Basic earnings per share:
Weighted average number of shares	27,621	27,365	27,590	27,236
Effect of dilutive securities:
Stock options	867	1,200	852	1,344

Diluted earnings per share:
Adjusted weighted average number of shares and assumed conversions	28,488	28,565	28,442	28,580

3.     Financial information by business segment and geographic area

The Company operates in three business segments, consisting of a product sales business, primarily comprised of the pharmaceuticals business unit, a product development business, primarily the research and development business unit, and a development services business, primarily the AAI Development Services business unit. The product sales business provides for the sales of the Company’s pharmaceutical product lines and for the commercial manufacturing of small quantity products outsourced by other pharmaceutical companies. In the product development segment, the Company internally develops drugs and technologies for future sales by the product sales business or with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The core services provided by the development services business on a fee-for-service basis to pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials. The majority of the Company’s non-U.S. operations are located in Germany.

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net revenues:
Product sales	$45,752	$34,673	$85,760	$54,850
Product development	3,897	6,469	7,707	8,604
Development services	21,102	20,305	41,314	43,613

	$70,751	$61,447	$134,781	$107,067

United States	$66,006	$61,352	$125,368	$104,701
Germany	5,232	3,290	10,543	6,914

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Other	283	197	608	396
Less intercompany	(770)	(3,392)	(1,738)	(4,944)

	$70,751	$61,447	$134,781	$107,067

Gross margin (excluding depreciation):
Product sales	$32,551	$26,338	$62,608	$38,710
Product development	3,897	6,469	7,707	8,604
Development services	8,725	7,549	16,933	17,312

	$45,173	$40,356	$87,248	$64,626

Income (loss) from operations:
Product sales	$24,687	$20,794	$47,605	$29,788
Product development	3,897	6,469	7,707	8,604
Development services	(208)	(684)	124	1,099

	28,376	26,579	55,436	39,491
Research and development	(5,698)	(5,596)	(10,284)	(10,073)
Corporate	(5,294)	(4,655)	(10,593)	(8,031)

	$17,384	$16,328	$34,559	$21,387

United States	$17,205	$16,773	$33,672	$21,850
Germany	291	(288)	1,020	(212)
Other	(112)	(157)	(133)	(251)

	$17,384	$16,328	$34,559	$21,387

Depreciation and amortization:
Product sales	$864	$975	$1,850	$1,225
Development services	1,211	999	2,238	1,940
Product development	109	110	209	209
Corporate	527	587	1,065	1,098

	$2,711	$2,671	$5,362	$4,472

	June 30,	December 31,
	2003	2002

Total assets:
Product sales	$357,362	$347,596
Product development	7,780	6,024
Development services	47,605	49,952
Corporate	39,247	36,753

	$451,994	$440,325

United States	$426,369	$417,997
Germany	24,062	21,167
Other	1,563	1,161

	$451,994	$440,325

	June 30,	December 31,
	2003	2002

Goodwill, net:
Product sales	$199,414	$199,414
Development services	12,345	11,378

	$211,759	$210,792

4.     Transactions with related parties

The Company has revenue, accounts receivable and work-in-progress with Aesgen, Inc. (“Aesgen”) and Endeavor Pharmaceuticals, Inc. (“Endeavor”). Both Endeavor and Aesgen were organized by aaiPharma Inc. and its principal shareholders and continue to be related parties. No revenues were recognized from Aesgen for the three and six months ended June 30, 2003. Revenues recognized from Aesgen totaled $220,000 and $339,000 for the three and six months months ended June 30, 2002. Services performed by the Company for Aesgen are covered by a Subscription Agreement, whereby the Company has agreed to receive Aesgen preferred stock in lieu of cash for the services performed. In February 2002, the Company acquired a calcitriol product from Aesgen, under an agreement which included potential royalty payments. The Company launched its calcitriol product in March 2003 and expensed potential royalties of $0.2 million and $0.6 under that agreement in the three and six months ended June 30, 2003. Revenues recognized from Endeavor totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2003, and were $0.7 million and $1.0 million for the three and six months ended June 30, 2002. Certain services performed by the Company for Endeavor are covered by a Securities Payment Agreement between the Company and Endeavor, whereby the Company receives Endeavor preferred stock in lieu of cash for services performed. At June 30, 2003, we had no accounts receivable or work-in-progress related to Aesgen, and had approximately $0.7 million of accounts receivable and work-in-progress related to Endeavor.

5.     Debt

The following table presents the components of current maturities of long-term debt:

	June 30,	December 31,
	2003	2002

	(In thousands)
Current maturities of long-term debt	$6,553	$5,921

The following table presents the components of long-term debt:

	June 30,	December 31,
	2003	2002

	(In thousands)
U.S. bank term loan	$46,000	$50,000
U.S. revolving credit facility	34,500	47,500
11% senior subordinated notes due 2010, net of original issue discount	174,035	173,963

	June 30,	December 31,
	2003	2002

	(In thousands)
Interest rate swap monetization deferred income	13,164	10,486
Fair value of interest rate swap	(1,875)	1,871
Less current maturities of long-term debt	(6,553)	(5,921)

Total long-term debt due after one year	$259,271	$277,899

In March 2002, the Company entered into $175 million of senior secured credit facilities consisting of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term. These senior credit facilities were subsequently reduced to $121 million due to the $54 million of repayments made under the term loan facility. The availability of borrowings under the revolving credit facility is not limited by a borrowing base. At June 30, 2003, the Company had unused availability under the revolving credit facility of $40.5 million. The senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at the Company’s option. On June 30, 2003, 30-day LIBOR was 1.12%. Such facilities are guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. These senior credit facilities may be prepaid at any time without a premium.

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

Concurrent with the issuance of the senior subordinated notes, the Company entered into an interest rate swap agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, and again on June 23, 2003, the Company sold the then outstanding swap agreement for $2.3 million and $3.7 million, respectively. The amounts received, less the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life. At June 30, 2003, the Company had an interest rate swap agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 7.41%. On June 30, 2003, 6-month LIBOR was 1.12%, giving us an estimated all-in rate of 8.53%. The terms of the interest rate swap agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument.

Under the terms of the senior secured credit facility and the senior subordinated notes, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurring additional indebtedness. The Company was in compliance with the covenants at June 30, 2003.

6.     Acquisition

On March 28, 2002, the Company acquired the U.S. rights to the Darvon and Darvocet-N branded product lines, which treat mild to moderate pain, and existing inventory from Eli Lilly and Company, in a business combination accounted for as a purchase. The Company acquired these product lines and related intangible assets for $211.4 million. To finance this acquisition, which included $1.8 million of inventory, the Company used the proceeds from the senior secured credit facilities and senior subordinated notes, as described in note 5. The Darvon and Darvocet-N product lines did not have separable assets and liabilities associated with them, other than inventory, therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable assets, with the excess of the purchase price over the identifiable tangible and intangible assets recorded as goodwill. Based on this allocation, $51.2 million of intangible assets have been identified and are being amortized over 20 years. In accordance with Statement of Financial Accounting Standards No. 141 “Business Combinations” and Statement of Financial Accounting Standards No. 142 “Accounting for Goodwill and Intangibles”, the excess of the purchase price over identifiable intangible assets in the amount of $159.7 million has been classified as goodwill, which is not subject to amortization.

The following unaudited pro forma consolidated financial information reflects the results of operations for the six months ended June 30, 2002, as if the above acquisition had occurred at the beginning of the period presented (in thousands, except per share data).

Six Months Ended
June 30, 2002

Net revenues	$116,799
Net income	2,540
Basic earnings per share	$0.09
Diluted earnings per share	$0.09

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition taken place at the beginning of the period presented. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

7.     Subsequent Event

On August 5, 2003, aaiPharma, Cima Labs Inc., (“Cima”), Scarlet Holding Corporation, a direct, wholly owned subsidiary of aaiPharma (“Holding Company”), Scarlet MergerCo, Inc., a direct, wholly owned subsidiary of Holding Company (“S MergerCo”), and Crimson MergerCo, Inc., a direct, wholly owned subsidiary of Holding Company (“C MergerCo”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Holding Company will acquire all of the capital stock of each of Cima and aaiPharma through the merger of S MergerCo with and into aaiPharma and the merger of C MergerCo with and into Cima, with aaiPharma and Cima surviving as wholly owned subsidiaries of Holding Company (together, the “Transaction”). The completion of the Transaction is subject to several conditions, including the approval of the Transaction by the stockholders of Cima and aaiPharma and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

In connection with the Transaction, each outstanding share of Cima common stock will be converted into the right to receive 1.3657 shares of Holding Company common stock, and each share of aaiPharma common stock will be converted into the right to receive one share of Holding Company common stock. Holding Company will assume all options under the respective existing stock option plans of Cima and aaiPharma, and each outstanding option to purchase Cima common stock or aaiPharma common stock will be converted into an option to purchase Holding Company common stock, each as adjusted to account for the appropriate exchange ratio. At inception, on a diluted basis, aaiPharma stockholders will own approximately 59.4 percent of the combined company and Cima stockholders will own approximately 40.6 percent.

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

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2003

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$11,631	$54,375	$5,515	$(770)	$70,751
Equity earnings from subsidiaries	19,248	—	—	(19,248)	—

Total revenues	30,879	54,375	5,515	(20,018)	70,751

Operating costs and expenses:
Direct costs (excluding depreciation)	6,527	16,310	3,421	(680)	25,578
Selling	1,629	5,980	592	—	8,201
General and administrative	8,079	2,183	1,027	—	11,289
Depreciation and amortization	1,345	1,071	295	—	2,711
Research and development	—	5,588	—	—	5,588

	17,580	31,132	5,335	(680)	53,367

Income (loss) from operations	13,299	23,243	180	(19,338)	17,384
Other income (expense):
Interest, net	(352)	(4,581)	2	—	(4,931)
Net intercompany interest	(520)	564	(44)	—	—
Other	220	13	(7)	—	226

	(652)	(4,004)	(49)	—	(4,705)

Income (loss) before income taxes	12,647	19,239	131	(19,338)	12,679
Provision for income taxes	4,659	32	—	—	4,691

Net income (loss)	$7,988	$19,207	$131	$(19,338)	$7,988

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$13,936	$47,416	$3,487	$(3,392)	$61,447
Equity earnings from subsidiaries	16,822	—	—	(16,822)	—

Total revenues	30,758	47,416	3,487	(20,214)	61,447

Operating costs and expenses:
Direct costs (excluding depreciation)	8,974	12,785	2,515	(3,183)	21,091
Selling	1,670	3,622	418	—	5,710
General and administrative	7,416	2,015	730	—	10,161
Depreciation and amortization	1,379	1,023	269	—	2,671
Research and development	169	5,317	—	—	5,486

	19,608	24,762	3,932	(3,183)	45,119

Income (loss) from operations	11,150	22,654	(445)	(17,031)	16,328
Other income (expense):
Interest, net	566	(7,139)	20	—	(6,553)
Net intercompany interest	(584)	632	(48)	—	—
Other	(1,198)	1,266	1	—	69

	(1,216)	(5,241)	(27)	—	(6,484)

Income (loss) before income taxes	9,934	17,413	(472)	(17,031)	9,844
Provision for income taxes	3,830	—	(90)	—	3,740

Net income (loss)	$6,104	$17,413	$(382)	$(17,031)	$6,104

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2003

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$22,261	$103,107	$11,151	$(1,738)	$134,781
Equity earnings from subsidiaries	38,391	—	—	(38,391)	—

Total revenues	60,652	103,107	11,151	(40,129)	134,781

Operating costs and expenses:
Direct costs (excluding depreciation)	13,048	29,315	6,593	(1,423)	47,533
Selling	2,918	11,913	1,104	—	15,935
General and administrative	15,876	3,423	2,019	—	21,318
Depreciation and amortization	2,701	2,113	548	—	5,362
Research and development	—	10,074	—	—	10,074

	34,543	56,838	10,264	(1,423)	100,222

Income (loss) from operations	26,109	46,269	887	(38,706)	34,559
Other income (expense):
Interest, net	(1,044)	(9,440)	3	—	(10,481)
Net intercompany interest	(1,036)	1,123	(87)	—	—
Other	160	15	(32)	—	143

	(1,920)	(8,302)	(116)	—	(10,338)

Income (loss) before income taxes	24,189	37,967	771	(38,706)	24,221
Provision for income taxes	9,045	32	—	—	9,077

Net income (loss)	$15,144	$37,935	$771	$(38,706)	$15,144

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$30,673	$74,028	$7,310	$(4,944)	$107,067
Equity earnings from subsidiaries	18,579	—	—	(18,579)	—

Total revenues	49,252	74,028	7,310	(23,523)	107,067

Operating costs and expenses:
Direct costs (excluding depreciation)	18,567	23,661	4,948	(4,735)	42,441
Selling	3,322	5,849	813	—	9,984
General and administrative	13,005	4,406	1,508	—	18,919
Depreciation and amortization	2,542	1,426	504	—	4,472
Research and development	416	9,448	—	—	9,864

	37,852	44,790	7,773	(4,735)	85,680

Income (loss) from operations	11,400	29,238	(463)	(18,788)	21,387
Other income (expense):
Interest, net	453	(8,852)	23	—	(8,376)
Net intercompany interest	(1,148)	1,257	(109)	—	—
Other	(5,454)	(2,436)	40	—	(7,850)

	(6,149)	(10,031)	(46)	—	(16,226)

Income (loss) before income taxes	5,251	19,207	(509)	(18,788)	5,161
Provision for income taxes	2,397	—	(90)	—	2,307

Net income (loss)	$2,854	$19,207	$(419)	$(18,788)	$2,854

aaiPharma Inc.
CONSOLIDATED BALANCE SHEET
(In thousands)

	June 30, 2003

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$7,610	$193	$329	$—	$8,132
Accounts receivable, net	9,130	27,122	3,186	—	39,438
Work-in-progress	3,483	3,489	6,365	(1,088)	12,249
Inventories	3,936	10,652	761	—	15,349
Prepaid and other current assets	3,080	4,130	403	—	7,613

Total current assets	27,239	45,586	11,044	(1,088)	82,781
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	41,125	10,755	4,088	—	55,968
Goodwill, net	725	200,644	10,390	—	211,759
Intangibles, net	1,067	87,101	—	—	88,168
Other assets	4,535	8,679	104	—	13,318

Total assets	$140,752	$306,563	$25,626	$(20,947)	$451,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$6,553	$—	$—	$6,553
Accounts payable	5,569	9,837	1,903	—	17,309
Customer advances	11,115	5,377	3,322	(1,088)	18,726
Accrued wages and benefits	4,077	1,751	1,435	—	7,263
Interest payable	155	4,871	—	—	5,026
Other accrued liabilities	3,568	2,975	(292)	374	6,625

Total current liabilities	24,484	31,364	6,368	(714)	61,502
Long-term debt, less current portion	34,500	224,771	—	—	259,271
Other liabilities	11,637	1,875	—	—	13,512
Investments in and advances to subsidiaries	90,386	(95,929)	5,290	253	—
Total stockholders’ equity	(20,255)	144,482	13,968	(20,486)	117,709

Total liabilities and stockholders’ equity	$140,752	$306,563	$25,626	$(20,947)	$451,994

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

aaiPharma Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2003

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income	$15,144	$37,935	$771	$(38,706)	$15,144
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,470	2,344	548	—	5,362
Other	(163)	1	84	—	(78)
Changes in operating assets and liabilities:
Accounts receivable, net	974	(10,365)	(344)	—	(9,735)
Work-in-progress	651	(538)	(1,381)	(51)	(1,319)
Inventories	1,568	461	—	(311)	1,718
Prepaid and other assets	681	531	(174)	—	1,038
Accounts payable	1,160	(1,611)	(76)	—	(527)
Customer advances	3,275	(354)	465	51	3,437
Interest payable	(130)	(76)	—	—	(206)
Accrued wages and benefits and other accrued liabilities	5,934	419	(174)	(281)	5,898
Intercompany receivables and payables	(16,176)	(23,426)	304	39,298	—

Net cash provided by operating activities	15,388	5,321	23	—	20,732

Cash flows from investing activities:
Purchases of property and equipment	(1,696)	(4,404)	(382)	—	(6,482)
Proceeds from sales of property and equipment	389	—	—	—	389
Acquisitions	—	(600)	—	—	(600)
Other	(287)	—	—	—	(287)

Net cash used in investing activities	(1,594)	(5,004)	(382)	—	(6,980)

Cash flows from financing activities:
Payments on long-term borrowings	(13,000)	(4,000)	—	—	(17,000)
Proceeds from interest rate swap	—	2,678	—	—	2,678
Issuance of common stock	1,091	—	—	—	1,091
Other	—	1,018	—	—	1,018

Net cash used in financing activities	(11,909)	(304)	—	—	(12,213)

Net increase (decrease) in cash and cash equivalents	1,885	13	(359)	—	1,539
Effect of exchange rate changes on cash	—	—	61	—	61
Cash and cash equivalents, beginning of period	5,725	180	627	—	6,532

Cash and cash equivalents, end of period	$7,610	$193	$329	$—	$8,132

aaiPharma Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$2,854	$19,207	$(419)	$(18,788)	$2,854
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,307	1,661	504	—	4,472
Write-off of deferred financing and other costs	—	5,339	—	—	5,339
Other	3	12	102	—	117
Changes in operating assets and liabilities:
Accounts receivable, net	2,090	(18,533)	716	2,300	(13,427)
Work-in-progress	(764)	(508)	(733)	1,244	(761)
Inventories	(1,111)	627	—	209	(275)
Prepaid and other assets	1,242	(14,271)	59	—	(12,970)
Accounts payable	655	(610)	(77)	—	(32)
Customer advances	7,225	(292)	24	(3,544)	3,413
Interest payable	563	5,682	—	—	6,245
Accrued wages and benefits and other accrued liabilities	(574)	3,188	(394)	531	2,751
Intercompany receivables and payables	(37,937)	19,927	(24)	18,034	—

Net cash (used in) provided by operating activities	(23,447)	21,429	(242)	(14)	(2,274)

Cash flows from investing activities:
Purchases of property and equipment	(2,720)	(937)	(745)	—	(4,402)
Purchases of property and equipment previously leased	(14,145)	—	—	—	(14,145)
Acquisitions	—	(211,997)	—	—	(211,997)
Other	(151)	—	—	—	(151)

Net cash used in investing activities	(17,016)	(212,934)	(745)	—	(230,695)

Cash flows from financing activities:
Proceeds from long-term borrowings	49,400	195,929	—	—	245,329
Payments on long-term borrowings	(10,400)	(8,014)	—	14	(18,400)
Proceeds from interest rate swap, net	—	3,426	—	—	3,426
Issuance of common stock	3,031	—	—	—	3,031
Other	(2,855)	143	27	—	(2,685)

Net cash provided by financing activities	39,176	191,484	27	14	230,701

Net decrease in cash and cash equivalents	(1,287)	(21)	(960)	—	(2,268)
Effect of exchange rate changes on cash	—	—	109	—	109
Cash and cash equivalents, beginning of period	5,301	154	916	—	6,371

Cash and cash equivalents, end of period	$4,014	$133	$65	$—	$4,212

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our quarterly results have been, and we expect them to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, demand for our pharmaceutical product lines, ability of contract manufacturers to supply conforming products on a timely basis, costs and results of ongoing and future litigation by and against us, progress of ongoing contracts, amounts recognized for licensing and royalty revenues, the commencement, completion or cancellation of large contracts, timing and amounts of start-up expenses for new facilities, timing and level of research and development expenditures, and changes in the mix of products and services. There have been no significant changes in our critical accounting policies, which have been previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2002. Because a large percentage of our development services operating costs are relatively fixed, variations in the timing and progress of large contracts, changes in the demand for our services and products, or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect our quarterly results. Accordingly, we believe that comparisons of our quarterly financial results may not be meaningful.

Results of Operations:

The following table presents the net revenues for each of our business units and our consolidated expenses and net income, with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended June 30,				Six Months Ended June 30,

	2003		2002		2003		2002

	(in thousands)
Net revenues:
Product sales	$45,752	65%	$34,673	56%	$85,760	64%	$54,850	51%
Product development	3,897	5	6,469	11	7,707	6	8,604	8
Development services	21,102	30	20,305	33	41,314	30	43,613	41

	$70,751	100%	$61,447	100%	$134,781	100%	$107,067	100%

Direct costs (excluding depreciation)	$25,578	36%	$21,091	34%	$47,533	35%	$42,441	40%
Selling	8,201	12	5,710	9	15,935	12	9,984	9
General and administrative	11,289	16	10,161	17	21,318	16	18,919	18
Depreciation and amortization	2,711	4	2,671	4	5,362	4	4,472	4
Research and development	5,588	8	5,486	9	10,074	7	9,864	9
Income from operations	17,384	25	16,328	27	34,559	26	21,387	20
Interest expense, net	4,931	7	6,553	11	10,481	8	8,376	8
Loss from extinguishment of debt	—	—	—	—	—	—	(8,053)	(8)
Provision for income taxes	4,691	7	3,740	6	9,077	7	2,307	2
Net income	7,988	11	6,104	10	15,144	11	2,854	3

Second Quarter 2003 Compared to Second Quarter 2002

Our consolidated net revenues for the quarter ended June 30, 2003 increased 15% to $70.8 million, from $61.4 million in the second quarter of 2002. Net revenues from product sales increased to $45.8 million in

2003, from $34.7 million in 2002, due to market share gains of our M.V.I. Pediatric product, increases in our Brethine injectable product, and market share gains in our 50mg Azasan product, which was launched in June 2002. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $0.6 million and $0.2 million to net revenues from product sales in the second quarters of 2003 and 2002, respectively.

Net revenues from product development decreased 40% in the second quarter of 2003 to $3.9 million, or 5% of net revenues, from $6.5 million, or 11% of net revenues, in the 2002 period, primarily due to product development revenues under our significant development agreement, which decreased from $5.7 million in the second quarter of 2002 to $3.3 million in the second quarter of 2003. This development agreement is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We expect product development revenues under this agreement to be in the range of $12 million to $14 million in 2003.

Net revenues from our development services business increased 4% in the second quarter of 2003 to $21.1 million, from $20.3 million in 2002. These increases were principally attributable to higher demand for our analytical, bioanalytical and clinical contract manufacturing capabilities, partially offset by lower clinical revenues related to the winding down of some large projects in the first half of 2002, and lower fee-for-service revenues under our significant development agreement.

Gross margin dollars, or net revenues less direct costs (excluding depreciation), increased $4.8 million, or 12%, to $45.2 million in the second quarter of 2003, from $40.4 million in the second quarter of 2002, reflecting the benefit from our increased product sales revenues in 2003 over the prior year. As a percentage of net revenues, gross margin dollars decreased to 64% in the second quarter of 2003 from 66% in the second quarter of 2002. This percentage decrease reflects a mix change in the quarter toward lower margin components of our products portfolio and reduced royalties and fees, partially offset by improved margins in our development services business.

Selling expenses increased 44% in the second quarter of 2003 to $8.2 million, or 12% of net revenues, from $5.7 million, or 9% of net revenues, in 2002. This increase is primarily due to expenses incurred by our product sales business associated with developing our product sales force and marketing and promoting our new products. As of June 30, 2003, our pharmaceutical sales force was approximately 80, as compared to 20 at June 30, 2002. We anticipate our pharmaceutical sales force to increase to approximately 150 by the end of 2003.

General and administrative costs increased 11% in the second quarter of 2003 to $11.3 million, or 16% of net revenues, from $10.2 million, or 17% of net revenues, in 2002. This increase was primarily due to expenses related to the management build-up for our product sales business.

Research and development expenses were $5.6 million, or 8% of net revenues, in the second quarter of 2003, a slight dollar increase from $5.5 million, or 9% of net revenues, in 2002. In the second quarter of 2003, significant project spending related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products. We target annual research and development expenses to be approximately 8% to 10% of our estimated net revenues.

Consolidated income from operations was $17.4 million in the second quarter of 2003, or $1.1 million higher than the prior year. This increase is primarily due to the expansion of our product sales business and increases in revenues and margins in our development services business, partially offset by our increased selling, general and administrative spending to support our product sales business and our decreased product development revenues.

Income from operations for our product sales business was $24.7 million in the second quarter of 2003, compared to $20.8 million in the second quarter of 2002. This increase is attributable to the revenue increases from our M.V.I., Brethine and Azasan product lines, partially offset by the increased selling expenses, as discussed above.

Income from operations for our product development business was $3.9 million in the second quarter of 2003, compared to income from operations of $6.5 million in 2002. This change resulted from the decreased revenues from our significant development agreement, as discussed above.

Loss from operations for our development services business was ($0.2) million in the second quarter of 2003, compared to ($0.7) million in the second quarter of 2002. This improvement is primarily due to the increase in revenues and gross margin, as described above.

Unallocated corporate expenses increased in the second quarter of 2003 to $5.3 million, from $4.7 million in 2002. This higher level was due to additions to our corporate infrastructure to accommodate the expansion of our overall business. As a percentage of net revenues, unallocated corporate expenses in the second quarter of 2003 decreased to 7%, from 8% in the second quarter of 2002.

Net interest expense decreased to $4.9 million in the second quarter of 2003, from $6.6 million in the second quarter of 2002. This $1.7 million decrease is primarily attributable to the lower LIBOR-based variable interest rates on our senior secured credit facilities and a lower debt balance due to $50.5 million of debt repayments since June 30, 2002 on these facilities.

We recorded a tax provision of $4.7 million in the second quarter of 2003, based on an effective tax rate of 37%. Our effective tax rate for the second quarter of 2002 was 38%. This decrease in effective tax rate is due to the benefit of ongoing tax initiatives we have implemented.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Our consolidated net revenues for the six months ended June 30, 2003 increased 26% to $134.8 million, from $107.1 million in the first half of 2002. Net revenues from product sales increased to $85.8 million in 2003, from $54.9 million in 2002, due to sales of Darvon and Darvocet-N, which we acquired at the end of the first quarter of 2002, sales increases for our Brethine injectable product and sales of our Azasan 75 milligram and 100 milligram products and calcitriol injection products, which were introduced in the first quarter of 2003. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which are included in product sales, contributed $1.3 million and $3.2 million to net revenues from product sales in the first half’s of 2003 and 2002, respectively.

Net revenues from product development decreased 10% in the first half of 2003 to $7.7 million, or 6% of net revenues, from $8.6 million, or 8% of net revenues, in 2002, primarily due to lower revenues related to third-party licensing payments which we had previously deferred and were amortized into revenue in 2002 and prior years. No similar revenues were recognized in 2003.

Net revenues from our development services business decreased 5% in the first half of 2003 to $41.3 million, from $43.6 million in 2002. These decreases were principally attributable to lower clinical revenues related to the winding down of some large projects in the first half of 2002, lower fee-for-service revenues under our significant development agreement and the redeployment of a portion of our internal resources from external revenue-producing projects to research and development projects relating to our own pharmaceutical products.

Gross margin dollars, or net revenues less direct costs (excluding depreciation), increased $22.6 million, or 35%, to $87.2 million in the first half of 2003, from $64.6 million in the first half of 2002, reflecting the benefit from our increased product sales revenues in 2003 over the prior year. As a percentage of net revenues, gross margin dollars increased to 65% in the first six months of 2003 from 60% in the first six months of 2002. The higher gross margin dollars generated by our product sales business were partially offset by decreases in external revenues and gross margin dollars from our development services business.

Selling expenses increased 60% in the first half of 2003 to $15.9 million, or 12% of net revenues, from $10.0 million, or 9% of net revenues, in 2002. This increase is primarily due to expenses incurred by our product sales business associated with developing our product sales force and marketing and promoting our new products.

General and administrative costs increased 13% in the first half of 2003 to $21.3 million, or 16% of net revenues, from $18.9 million, or 18% of net revenues, in 2002. This increase was primarily due to expenses related to the management build-up for our product sales business.

Research and development expenses were $10.1 million, or 7% of net revenues, in the first half of 2003, a slight increase from $9.9 million, or 9% of net revenues, in 2002. Consistent with the second quarter of 2003, significant project spending in the first half of 2003 related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products.

Consolidated income from operations was $34.6 million in the first half of 2003, or $13.2 million higher than the first half of 2002. This increase is primarily due to the continued expansion of our product sales business, partially offset by our increased selling, general and administrative spending to support our product sales business and decreases in revenues and margins in our development services business.

Income from operations for our product sales business was $47.6 million in the first half of 2003, compared to $29.8 million in the first half of 2002. This increase is attributable to the revenues from our Darvon and Darvocet-N product lines, which we acquired at the end of the first quarter of 2002 and the introduction of our Azasan line extensions and calcitriol injection product in the first quarter of 2003.

Income from operations for our product development business was $7.7 million in the first half of 2003, compared to income from operations of $8.6 million in 2002. This change resulted from the factors discussed above.

Income from operations for our development services business was $0.1 million in the first half of 2003, compared to $1.1 million in the first half of 2002. This decrease is primarily due to the decline in revenues and gross margin, as described above.

Unallocated corporate expenses increased in the first half of 2003 to $10.6 million, from $8.0 million in 2002. This higher level was due to additions to our corporate infrastructure to accommodate the expansion of our overall business. As a percentage of net revenues, unallocated corporate expenses in the first half’s of 2003 and 2002 were both 8%.

Net interest expense increased to $10.5 million in the first half of 2003, from $8.4 million in 2002. This $2.1 million increase is primarily attributable to the borrowings that funded our product line acquisitions in March 2002.

A loss from the extinguishment of debt of $(8.1) million was recorded in the first half of 2002. This loss was due to the write-off of deferred financing and other costs related to our prior debt facilities that were refinanced in March 2002.

We recorded a tax provision of $9.1 million in the first half of 2003, based on an effective tax rate of 37.5%. Our effective tax rate for the first half of 2002 was 38%. This decrease in the effective tax rate is due to the lower rate used in the second quarter of 2003, as a result of our ongoing tax initiatives.

Liquidity and Capital Resources

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in the first six months of 2003 was $20.7 million, compared to cash flow used in operations of $2.3 million in the first six months of 2002. This change was primarily due to an increase in net income and positive changes in working capital. In addition, the first half of 2002 included $13.1 million of prepaid financing fees related to our senior credit facilities and senior subordinated notes, which did not recur in the first half of 2003.

Cash used in investing activities was $7.0 million in the first six months of 2003 which included $6.5 million for capital spending. Cash used in investing activities was $230.7 million in the first six months of 2002, which included $211.4 million related to our 2002 acquisition of the Darvon and Darvocet-N branded product lines, and $14.1 million for the purchase of assets formerly covered by our tax retention operating lease, including our corporate headquarters in Wilmington, N.C. and a laboratory and clinical facility in Chapel Hill, N.C.

Net cash used in financing activities during the first six months of 2003 was $12.2 million, primarily representing debt payments of $17.0 million, partially offset by $2.7 million of interest rate swap proceeds and $1.1 million in proceeds from the issuance of common stock related to the exercise of stock options.

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

Our $175 million senior secured credit facilities consist of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term. The senior facilities were subsequently reduced to $121 million due to the $54 million of repayments we made under the term loan facility. The availability of borrowings under our revolving credit facility is not limited by a borrowing base. At June 30, 2003, we had unused availability under the revolving credit facility of $40.5 million. Our senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at our option. Such facilities are guaranteed by all of our domestic subsidiaries and secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries, and 65% of the stock of our material foreign subsidiaries. Our senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. Under the terms of the credit agreement for our senior credit facilities, we are required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. We were in compliance with these covenants at June 30, 2003. These senior credit facilities may be prepaid at our option at any time without a premium.

On March 28, 2002, we issued $175 million of senior subordinated unsecured notes due 2010. These notes have a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. Prior to March 28, 2005, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our senior credit facilities require us to repay all of the indebtedness under these facilities before we could repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness. We were in compliance with these covenants at June 30, 2003.

Concurrent with the issuance of our senior subordinated notes, we entered into an interest rate swap agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, and again on June 23, 2003, we sold the then outstanding swap agreement for $2.3 million and $3.7 million, respectively. The amounts we received, less the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life. This amortization will be approximately $2.0 million annually. At June 30, 2003, we had an interest rate swap agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 7.41%. On June 30, 2003, 6-month LIBOR was 1.12%, giving us an estimated all-in rate of 8.53%. The terms of the interest rate swap agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument. Our annual net interest expense may exceed $20 million in 2003.

Our M.V.I. and Aquasol product line acquisition agreement was amended on July 22, 2003. As amended, it continues to provide for a $1.0 million guaranteed payment in August 2003, eliminated a contingent payment of $2.0 million that was potentially due in August 2003 under the original agreement, and provides future contingent payments of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller. As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, the conditions for the contingent payment were not met by the required date, so that the potential $43.5 million contingent payment has decreased by $7.0 million by the end of July 2003 and is decreasing by $1.0 million for each full month that the conditions continue to be unmet. Such conditions have not been met as of July 31, 2003, and if such conditions are not satisfied by May 31, 2004 (subject to certain adjustments), the remaining contingent payment obligation to the seller will decrease to zero. Also on July 22, 2003, the M.V.I. supply agreement with the seller was extended through 2008. In addition, we may have to make contingent payments of $4.7 million over four years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. These contingent payment obligations, including the contingent payments potentially due in connection with the acquisition of the M.V.I. and Aquasol product lines, have not yet been recorded as a liability on our consolidated balance sheet. We have $6.6 million of principal repayments due in the next twelve months under our senior credit facilities. We made an interest payment on the senior subordinated notes of $9.6 million in April 2003 and a similar interest payment is due in October 2003. At current estimated LIBOR rates, we anticipate that the October 2003 interest payment will be offset by approximately $0.9 million to be received under our interest rate swap agreement.

On August 5, 2003, aaiPharma, Cima Labs Inc., (“Cima”), Scarlet Holding Corporation, a direct, wholly owned subsidiary of aaiPharma (“Holding Company”), Scarlet MergerCo, Inc., a direct, wholly owned subsidiary of Holding Company (“S MergerCo”), and Crimson MergerCo, Inc., a direct, wholly owned subsidiary of Holding Company (“C MergerCo”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Holding Company will acquire all of the capital stock of each of Cima and aaiPharma through the merger of S MergerCo with and into aaiPharma and the merger of C MergerCo with and into Cima, with aaiPharma and Cima surviving as wholly owned subsidiaries of Holding Company (together, the “Transaction”). The completion of the Transaction is subject to several conditions, including the approval of the Transaction by the stockholders of Cima and aaiPharma and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

In connection with the Transaction, each outstanding share of Cima common stock will be converted into the right to receive 1.3657 shares of Holding Company common stock, and each share of aaiPharma common stock will be converted into the right to receive one share of Holding Company common stock. Holding Company will assume all options under the respective existing stock option plans of Cima and aaiPharma, and each outstanding option to purchase Cima common stock or aaiPharma common stock will be converted into an option to purchase Holding Company common stock, each as adjusted to account for the appropriate exchange ratio. At inception, on a diluted basis, aaiPharma stockholders will own approximately 59.4 percent of the combined company and Cima stockholders will own approximately 40.6 percent.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46 requires that variable interest entities be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the third quarter of 2003. We are currently performing a review to determine if we are the primary beneficiary of any variable interest entities. To date, the review has not identified any entity that would require consolidation. We expect to complete this review in the third quarter of 2003. Provided that we are not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a variable interest entity is limited to the carrying amount of our investment in the entity.

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

Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial condition:

•	We have transitioned our company to a specialty pharmaceutical company with different challenges and risks;

•	We may devote significant operational and financial resources to develop products that we may never be able to successfully commercialize;

•	We have increased our sales and net income through a series of acquisitions of branded products, and we intend to seek more acquisition opportunities; we may have overpaid, or may overpay in the future, for a branded product line that may not produce sufficient cash flow to repay our debt, including indebtedness incurred in connection with that acquisition;

•	We are dependent on third parties for essential business functions and problems with these third-party arrangements could materially adversely affect our ability to manufacture and sell products and our financial condition and results of operations;

•	Competition from the sale of generic products and the development by other companies of new branded products could cause the revenues from our branded products to decrease significantly;

•	We may be unable to obtain government approval for our products or comply with government regulations relating to our business; and

•	Changes in government regulations may favor sales of generic products that compete with our branded products.

In addition to these factors, our proposed merger with Cima presents additional risks, including:

•	the ability of aaiPharma and Cima to obtain the stockholder and regulatory approvals required for the merger;

•	the combined company’s ability to successfully integrate the businesses of the two companies;

•	unexpected costs involved in the merger or to the combined company’s ability to achieve cost-cutting synergies;

•	the impact of uncertainty surrounding the merger on the businesses of the two companies; and

•	a deterioration in the business of aaiPharma and Cima prior to closing.

Additional factors that may cause the actual results to differ materially are discussed in our recent filings with the SEC, including, but not limited to, Exhibit 99.1, attached hereto, our Annual Report on Form 10-K filed with the SEC on March 28, 2003, including the exhibits attached or incorporated therein, our Form 10-Q, filed with the SEC on May 15, 2003, our Form 8-K reports, and other periodic filings. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change. If foreign exchange rates were to increase by 10%, our net income would have been lower by $65,000 in the six months ended June 30, 2003 due to the reduction in reported results from European operations.

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

Item 4. Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures - aaiPharma Inc.’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of June 30, 2003, and they concluded that these controls and procedures are effective.

(b) Changes in Internal Controls - There was no change in internal controls over financial reporting during or subsequent to the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

We are party to lawsuits and administrative proceedings incidental to the normal course of our business, including a number of legal actions with generic drug companies. While we cannot predict the outcomes of these suits, we do not believe that any liabilities related to such lawsuits or proceedings will have a material adverse effect on our consolidated financial condition, results of operations or cash flows and we intend to vigorously pursue all defenses available. In cases where we have initiated an action, we intend to prosecute our claims to the full extent of our rights under the law.

We are involved in four actions centered on our omeprazole-related patents. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca.

Two omeprazole-related cases have been filed against us by Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. in the United States District Court for the Southern District of New York in July 2001 and November 2001. These plaintiffs have sought but, as of August 2, 2003 have not obtained, approval from the FDA to market a generic form of Prilosec. In addition, these plaintiffs’ omeprazole product has been found in separate litigation to infringe certain patents of AstraZeneca. The plaintiffs in these cases are challenging the validity of five patents that we have obtained relating to omeprazole and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. We have denied the substantive allegations made in these cases. Both cases are in the initial stages and discovery is just beginning. No date has been set for trial. We intend to vigorously defend the patents’ validity and to determine whether or not Dr. Reddy’s product infringes any of our relevant patents.

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

Item 2. Changes in Securities

On June 25, 2003, we became obligated to issue 57,611 shares of our common stock to a foreign pharmaceutical company in connection with the grant by that company of exclusive U.S. marketing rights for products that we are jointly developing with that company. We received no cash consideration in connection with our issuance of these shares, but agreed that the value of the rights granted to us in connection with the issuance of the shares was $1.0 million. These shares were issued on July 15, 2003. The issuance of these shares was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and Rule 506 thereunder.

Item 4. Submission of Matters to a Vote of Security Holders

On May 15, 2003, the Company held its annual meeting of stockholders. The total number of shares outstanding as of the record date, March 21, 2003, was 27,612,539. The matters voted on at the meeting and the results are as follows:

Election of Directors:

	John E. Avery	Frederick D. Sancilio	William H. Underwood

Votes For	23,502,206	21,349,866	21,349,061
Votes Withheld	418,696	2,571,036	2,571,841

Amend the 1997 Stock Option Plan by (a) increasing the amount of options that may be granted to any individual under the plan and (b) authorizing the issuance of an additional 1,500,000 options:

Votes For Votes Against Abstentions	14,770,713 6,319,123 1,227,873

Amend the Company’s Certificate of Incorporation increasing the size of the Board of Directors to twelve members:

Votes For Votes Against Abstentions	23,776,048 141,654 3,200

Ratify the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ending December 21, 2003:

Votes For Votes Against Abstentions	23,702,225 213,709 4,968

No other matters were voted on at the meeting.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the “Exhibit Index”, which immediately precedes such exhibits, and is incorporated herein by reference.

Reports on Form 8-K:

During the second quarter of 2003, we furnished the following Form 8-K:

•	Dated April 23, 2003, to file a press release reporting our results of operations for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aaiPharma Inc.

Date: August 13, 2003	By:	/s/ PHILIP S. TABBINER

Philip S. Tabbiner, D.B.A.
President and
Chief Executive Officer

Date: August 13, 2003	By:	/s/ WILLIAM L. GINNA, JR.

William L. Ginna, Jr.
Executive Vice President and
Chief Financial Officer

aaiPharma Inc.
Exhibit Index

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto

3.2	Amended By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.1	Articles Fourth, Seventh, Eleventh and Twelfth of the form of Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

4.2	Article II of the form of Restated By-laws of the Company (included in Exhibit 3.2)

4.3	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))

10.1	Amended and Restated Employment Agreement dated as of January 1, 2003 between the Company and Frederick D. Sancilio

10.2	Applied Analytical Industries, Inc. 1997 Stock Option Plan, as amended

10.3	Securities Payment Agreement between the Company and Endeavor Pharmaceuticals, Inc. dated as of March 25, 2003

31.1	Certification pursuant to Rule 13a – 14(a) of Frederick D. Sancilio

31.2	Certification pursuant to Rule 13a – 14(a) of Philip S. Tabbiner

31.3	Certification pursuant to Rule 13a – 14(a) of William L. Ginna, Jr.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Risk Factors