Form 10-Q/A
period 2003-03-31
AAIPHARMA INC
filed 2003-10-16
CIK 1013243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period _______ to _______

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

aaiPharma Inc.
Table of Contents

Explanatory Note:

This Amendment No. 1 on Form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003, as filed on May 15, 2003, but has no effect on previously reported income from operations, net income (loss) or net income (loss) per share. This amendment is being filed for the sole purpose of reclassifying the presentation of the extraordinary item included in the consolidated statement of operations for the three months ended March 31, 2002, and certain corresponding items in the consolidated statement of cash flows for the three months ended March 31, 2002, in accordance with Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 no longer requires companies to report gains or losses associated with the extinguishment of debt as a component of extraordinary gains or losses, net of tax, and requires that any extraordinary gains or losses on extinguishment of debt in prior periods presented be reclassified. This report speaks as of the original filing date and, except as indicated, has not been updated to reflect events occurring subsequent to the original filing date. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this amendment includes only those items of the Quarterly Report on Form 10-Q affected by the reclassification of these items.

The terms “we”, “us” or “our” in this amendment include aaiPharma Inc., its corporate predecessors and its subsidiaries, except where the context may indicate otherwise. Our corporation was incorporated in 1986, although its corporate predecessor was founded in 1979.

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
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Net revenues:
Product sales	$40,008	$20,177
Product development (royalties and fees)	3,810	2,135
Development services	20,212	23,308

	64,030	45,620

Operating costs and expenses:
Direct costs (excluding depreciation):
Product sales	9,951	7,805
Development services	12,004	13,545

Total direct costs	21,955	21,350
Selling expenses	7,734	4,274
General and administrative expenses	10,029	8,758
Depreciation and amortization	2,651	1,801
Research and development	4,486	4,378

Total operating costs and expenses	46,855	40,561

Income from operations	17,175	5,059
Other income (expense):
Interest, net	(5,550)	(1,823)
Loss from extinguishment of debt	—	(8,053)
Other	(83)	134

	(5,633)	(9,742)

Income before income taxes	11,542	(4,683)
Provision for income taxes	4,386	(1,433)

Net income (loss)	$7,156	$(3,250)

Basic earnings (loss) per share	$0.26	$(0.12)

Weighted average shares outstanding	27,558	27,107

Diluted earnings (loss) per share	$0.25	$(0.11)

Weighted average shares outstanding	28,435	28,589

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2003	2002

ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,705	$6,532
Accounts receivable, net	28,663	29,467
Work-in-progress	12,292	10,515
Inventories	19,476	17,004
Prepaid and other current assets	7,312	7,633

Total current assets	78,448	71,151
Property and equipment, net	54,604	53,125
Goodwill, net	211,178	210,792
Intangible assets, net	88,855	89,078
Other assets	13,782	16,179

Total assets	$446,867	$440,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,921	$5,921
Accounts payable	17,929	17,671
Customer advances	14,287	15,051
Accrued wages and benefits	7,941	6,718
Interest payable	9,940	5,232
Other accrued liabilities	3,284	5,201

Total current liabilities	59,302	55,794
Long-term debt, less current portion	266,487	277,899
Other liabilities	13,313	7,182
Stockholders’ equity:
Common stock	28	27
Paid-in capital	79,476	79,049
Retained earnings	27,748	20,592
Accumulated other comprehensive income (loss)	513	(218)

Total stockholders’ equity	107,765	99,450

Total liabilities and stockholders’ equity	$446,867	$440,325

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$7,156	$(3,250)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,651	1,801
Write-off of deferred financing and other costs	—	5,339
Other	52	78
Changes in operating assets and liabilities:
Accounts receivable, net	882	(3,951)
Work-in-progress	(1,640)	(2,850)
Inventories	(2,451)	1,082
Prepaid and other assets	856	(14,118)
Accounts payable	204	(1,991)
Customer advances	(843)	(222)
Interest payable	4,708	(175)
Accrued wages and benefits and other accrued liabilities	3,752	1,507

Net cash provided by (used in) operating activities	15,327	(16,750)

Cash flows from investing activities:
Purchases of property and equipment	(3,212)	(1,549)
Purchase of property and equipment previously leased	—	(14,145)
Acquisitions	(500)	(211,772)
Other	(232)	2

Net cash used in investing activities	(3,944)	(227,464)

Cash flows from financing activities:
Net payments on short-term debt	—	5,000
Proceeds from long-term borrowings	—	240,274
Payments on long-term borrowings	(8,500)	—
Proceeds from interest rate swap, net	435	—
Issuance of common stock	428	1,980
Other	409	(2,845)

Net cash (used in) provided by financing activities	(7,228)	244,409

Net increase in cash and cash equivalents	4,155	195
Effect of exchange rate changes on cash	18	(15)
Cash and cash equivalents, beginning of period	6,532	6,371

Cash and cash equivalents, end of period	$10,705	$6,551

Supplemental information, cash paid for:
Interest	$1,497	$1,776

Income taxes	$2,202	$1,687

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

In 2003, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 no longer requires companies to report gains or losses associated with the extinguishment of debt as a component of extraordinary gains or losses, net of tax. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. As required by SFAS 145, the extraordinary loss recognized in the three months ended March 31, 2002 of approximately $8.1 million ($5.3 million net of tax) to record the write-off of deferred financing and other costs related to its prior debt facilities has been reclassified to other expense.

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

	Three Months Ended
	March 31,

	2003	2002

	(In thousands, except per share data)
Net income (loss), as reported	$7,156	$(3,250)
Pro forma stock-based compensation cost, net of tax	1,907	1,106
Pro forma net income (loss)	5,249	(4,356)
Earnings (loss) per share:
As reported -
Basic	$0.26	$(0.12)
Diluted	$0.25	$(0.11)
Pro forma -
Basic	$0.19	$(0.16)
Diluted	$0.18	$(0.15)

2.     Earnings per share

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

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Three Months Ended
	March 31,

	2003	2002

Net revenues:
Product sales	$40,008	$20,177
Product development	3,810	2,135
Development services	20,212	23,308

	$64,030	$45,620

United States	$59,362	$43,349
Germany	5,311	3,624
Other	325	199
Less intercompany	(968)	(1,552)

	$64,030	$45,620

	Three Months Ended
	March 31,

	2003	2002

Gross margin (excluding depreciation):
Product sales	$30,057	$12,372
Product development	3,810	2,135
Development services	8,208	9,763

	$42,075	$24,270

Income (loss) from operations:
Product sales	$22,918	$8,994
Product development	3,810	2,135
Development services	332	1,783

Income from operations before research and development	27,060	12,912
Research and development	(4,586)	(4,477)
Corporate	(5,299)	(3,376)

	$17,175	$5,059

United States	$16,467	$5,077
Germany	729	76
Other	(21)	(94)

	$17,175	$5,059

Depreciation and amortization:
Product sales	$986	$250
Product development	100	99
Development services	1,027	941
Corporate	538	511

	$2,651	$1,801

	March 31,	December 31,
	2003	2002

Total assets:
Product sales	$350,636	$347,596
Product development	6,134	6,024
Development services	48,729	49,952
Corporate	41,368	36,753

	$446,867	$440,325

United States	$423,231	$417,997
Germany	22,073	21,167
Other	1,563	1,161

	$446,867	$440,325

Goodwill, net:
Product sales	$199,414	$199,414
Development services	11,764	11,378

	$211,178	$210,792

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

Three Months
Ended
March 31, 2002

Net revenues	$55,352
Net loss	(2,722)
Basic loss per share	$(0.10)
Diluted loss per share	$(0.10)

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

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2003

		Guarantor	Non- Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$10,630	$48,732	$5,636	$(968)	$64,030
Equity earnings from subsidiaries	19,143	—	—	(19,143)	—

Total revenues	29,773	48,732	5,636	(20,111)	64,030

Operating costs and expenses:
Direct costs (excluding depreciation)	6,521	13,005	3,172	(743)	21,955
Selling	1,289	5,933	512	—	7,734
General and administrative	7,797	1,240	992	—	10,029
Depreciation and amortization	1,356	1,042	253	—	2,651
Research and development	—	4,486	—	—	4,486

	16,963	25,706	4,929	(743)	46,855

Income (loss) from operations	12,810	23,026	707	(19,368)	17,175
Other expense:
Interest, net	(692)	(4,859)	1	—	(5,550)
Net intercompany interest	(516)	559	(43)	—	—
Other	(60)	2	(25)	—	(83)

	(1,268)	(4,298)	(67)	—	(5,633)

Income (loss) before income taxes	11,542	18,728	640	(19,368)	11,542
Provision for income taxes	4,386	—	—	—	4,386

Net income (loss)	$7,156	$18,728	$640	$(19,368)	$7,156

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$16,737	$26,610	$3,825	$(1,552)	$45,620
Equity earnings from subsidiaries	1,757	—	—	(1,757)	—

Total revenues	18,494	26,610	3,825	(3,309)	45,620

Operating costs and expenses:
Direct costs (excluding depreciation)	9,593	10,876	2,433	(1,552)	21,350
Selling	1,652	2,228	394	—	4,274
General and administrative	5,589	2,386	783	—	8,758
Depreciation and amortization	1,163	403	235	—	1,801
Research and development	247	4,131	—	—	4,378

	18,244	20,024	3,845	(1,552)	40,561

Income (loss) from operations	250	6,586	(20)	(1,757)	5,059
Other expense:
Interest, net	(113)	(1,713)	3	—	(1,823)
Net intercompany interest	(564)	625	(61)	—	—
Other	(4,256)	(3,702)	39	—	(7,919)

	(4,933)	(4,790)	(19)	—	(9,742)

Net (loss) income before income taxes	(4,683)	1,796	(39)	(1,757)	(4,683)
Provision for income taxes	(1,433)	—	—	—	(1,433)

Net (loss) income	$(3,250)	$1,796	$(39)	$(1,757)	$(3,250)

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

aaiPharma Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2003

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$7,156	$18,728	$640	$(19,368)	$7,156
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,241	1,157	253	—	2,651
Other	—	—	52	—	52
Changes in operating assets and liabilities:
Accounts receivable, net	1,050	514	(682)	—	882
Work-in-progress	(483)	(1,026)	82	(213)	(1,640)
Inventories	829	(2,969)	—	(311)	(2,451)
Prepaid and other assets	573	478	(195)	—	856
Accounts payable	(229)	779	(346)	—	204
Customer advances	(331)	(433)	(292)	213	(843)
Interest payable	(4)	4,712	—	—	4,708
Accrued wages and benefits and other accrued liabilities	2,428	1,356	190	(222)	3,752
Intercompany receivables and payables	(670)	(19,685)	454	19,901	—

Net cash provided by operating activities	11,560	3,611	156	—	15,327

Cash flows from investing activities:
Purchases of property and equipment	(1,061)	(1,965)	(186)	—	(3,212)
Acquisitions	—	(500)	—	—	(500)
Other	(232)	—	—	—	(232)

Net cash used in investing activities	(1,293)	(2,465)	(186)	—	(3,944)

Cash flows from financing activities:
Payments on long-term borrowings	(6,500)	(2,000)	—	—	(8,500)
Proceeds from interest rate swap	—	435	—	—	435
Issuance of common stock	428	—	—	—	428
Other	—	409	—	—	409

Net cash used in financing activities	(6,072)	(1,156)	—	—	(7,228)

Net increase (decrease) in cash and cash equivalents	4,195	(10)	(30)	—	4,155
Effect of exchange rate changes on cash	—	—	18	—	18
Cash and cash equivalents, beginning of period	5,725	180	627	—	6,532

Cash and cash equivalents, end of period	$9,920	$170	$615	$—	$10,705

aaiPharma Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net (loss) income	$(3,250)	$1,796	$(39)	$(1,757)	$(3,250)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,047	519	235	—	1,801
Write-off of deferred financing and other costs	—	5,339	—	—	5,339
Other	2	11	65	—	78
Changes in operating assets and liabilities:
Accounts receivable, net	(2,995)	(1,606)	650	—	(3,951)
Work-in-progress	(619)	(1,772)	(459)	—	(2,850)
Inventories	420	662	—	—	1,082
Prepaid and other assets	1,019	(15,159)	22	—	(14,118)
Accounts payable	1,001	(2,777)	(215)	—	(1,991)
Customer advances	(284)	70	(8)	—	(222)
Interest payable	24	(199)	—	—	(175)
Accrued wages and benefits and other accrued liabilities	(2,530)	4,033	111	(107)	1,507
Intercompany receivables and payables	(26,738)	25,347	(459)	1,850	—

Net cash (used in) provided by operating activities	(32,903)	16,264	(97)	(14)	(16,750)

Cash flows from investing activities:
Purchases of property and equipment	(798)	(345)	(406)	—	(1,549)
Purchases of property and equipment previously leased	(14,145)	—	—	—	(14,145)
Acquisitions	—	(211,772)	—	—	(211,772)
Other	2	—	—	—	2

Net cash used in investing activities	(14,941)	(212,117)	(406)	—	(227,464)

Cash flows from financing activities:
Net payments on short-term debt	—	5,000	—	—	5,000
Proceeds from long-term borrowings	49,400	190,874	—	—	240,274
Payments on long-term borrowings	—	(14)	—	14	—
Issuance of common stock	1,980	—	—	—	1,980
Other	(2,855)	(14)	24	—	(2,845)

Net cash provided by financing activities	48,525	195,846	24	14	244,409

Net increase (decrease) in cash and cash equivalents	681	(7)	(479)	—	195
Effect of exchange rate changes on cash	—	—	(15)	—	(15)
Cash and cash equivalents, beginning of period	5,301	154	916	—	6,371

Cash and cash equivalents, end of period	$5,982	$147	$422	$—	$6,551

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

Results of Operations:

The following table presents the net revenues for each of our business units and our consolidated expenses and net income (loss), with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended March 31,

	2003		2002

	(dollars in thousands)
Net revenues:
Product sales	$40,008	62%	$20,177	44%
Product development	3,810	6	2,135	5
Development services	20,212	32	23,308	51

	$64,030	100%	$45,620	100%

Direct costs (excluding depreciation)	$21,955	34%	$21,350	47%
Selling	7,734	12	4,274	9
General and administrative	10,029	16	8,758	19
Depreciation and amortization	2,651	4	1,801	4
Research and development	4,486	7	4,378	10
Income from operations	17,175	27	5,059	11
Interest expense, net	5,550	9	1,823	4
Loss from extinguishment of debt	—	—	(8,053)	(17)
Provision for income taxes	4,386	7	1,433	3
Net income (loss)	7,156	11	(3,250)	(7)

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

A loss from the extinguishment of debt of $(8.1) million was recorded in the first quarter of 2002. This loss was due to the write-off of deferred financing and other costs related to our prior debt facilities that were refinanced in March 2002.

We recorded a tax provision of $4.4 million in the first quarter of 2003, based on an effective tax rate of 38%. This rate is approximately equal to the statutory rate. Our effective tax rate for the first quarter of 2002 was also 38%.

Liquidity and Capital Resources

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in the first quarter of 2003 was $15.3 million, compared to cash flow used in operations of $16.8 million in the first quarter of 2002. This change was primarily due to an increase in net income and positive changes in working capital. In addition, the first quarter of 2002 included $13.1 million of prepaid financing fees related to our senior credit facilities and senior subordinated notes, which did not recur in the first quarter of 2003.

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

In 2003, we adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 no longer requires companies to report gains or losses associated with the extinguishment of debt as a component of extraordinary gains or losses, net of tax. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. As required by SFAS 145, the extraordinary loss recognized in the three months ended

March 31, 2002 of approximately $8.1 million ($5.3 million net of tax) to record the write-off of deferred financing and other costs related to our prior debt facilities has been reclassified to other expense.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

A list of the exhibits required to be filed as part of this Report on Form 10-Q/A is set forth in the “Exhibit Index”, which immediately precedes such exhibits, and is incorporated herein by reference.

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

aaiPharma Inc.

Date:	October 16, 2003	By: /s/ PHILIP S. TABBINER Philip S. Tabbiner, D.B.A. President and Chief Executive Officer

Date:	October 16, 2003	By: /s/ WILLIAM L. GINNA, JR. William L. Ginna, Jr. Executive Vice President and Chief Financial Officer

I, Frederick D. Sancilio, certify that:

1.     I have reviewed this Amendment No.1 on Form 10-Q/A of aaiPharma Inc.;

2.     Based on my knowledge, this Amendment No. 1 on Form 10-Q/A of aaiPharma Inc. does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

October 16, 2003	/s/ Frederick D. Sancilio, Ph.D. Frederick D. Sancilio, Ph.D.	Executive Chairman of the Board, Chief Scientific Officer and Director

I, Philip S. Tabbiner, certify that:

1.     I have reviewed this Amendment No. 1 on Form 10-Q/A of aaiPharma Inc.;

2.     Based on my knowledge, this Amendment No. 1 on Form 10-Q/A of aaiPharma Inc. does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

October 16, 2003	/s/ Phillip S. Tabbiner, D.B.A. Philip S. Tabbiner, D.B.A.	President, Chief Executive Officer and Director (Principal Executive Officer)

I, William L. Ginna, Jr. certify that:

1.     I have reviewed this Amendment No. 1 on Form 10-Q/A of aaiPharma Inc.;

2.     Based on my knowledge, this Amendment No. 1 on Form 10-Q/A of aaiPharma Inc. does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

October 16, 2003	/s/ William L. Ginna, Jr. William L. Ginna, Jr.	Executive Vice President and Chief Financial Officer

aaiPharma Inc.
Exhibit Index

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

3.2	Amendment to Certificate of Incorporation dated May 24, 2000 (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

3.3	Amended By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.1	Articles Fourth, Seventh, Eleventh and Twelfth of the form of Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

4.2	Article II of the form of Restated By-laws of the Company (included in Exhibit 3.2)

4.3	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))

99.1	Certification Pursuant to 18 U.S.C. Section 1350, signed by Frederick D. Sancilio, Ph.D., Executive Chairman of the Board, Chief Scientific Officer and Director, Philip S. Tabbiner, D.B.A., President, Chief Executive Officer and Director (Principal Executive Officer), and William L. Ginna, Jr., Executive Vice President and Chief Financial Officer