Form 10-Q
period 2003-09-30
AAIPHARMA INC
filed 2003-11-14
CIK 1013243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to __________

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

The number of shares of the Registrant’s common stock outstanding, as of November 3, 2003 was 27,855,394 shares.

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

We own the following registered and unregistered trademarks: Darvon®, Darvon-N®, Darvocet-N®, Darvocet A500TM, M.V.I.®, M.V.I.-12®, M.V.I. Pediatric®, M.V.I. AdultTM, Aquasol®, Aquasol A®, Aquasol E®, Brethine®, ProSorb®, ProSorb-D™, AzaSanTM, aaiPharma®, and AAI®. References in this document to Darvon are to Darvon® and Darvon-N® collectively, references to Darvocet are to Darvocet-N® and references to Darvocet A500 are to Darvocet A500TM. We also reference trademarks owned by other companies. Prilosec® is a registered trademark of AstraZeneca AB. All references in this document to any of these terms lacking the “®” or “TM” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues:
Product sales	$45,643	$35,925	$131,403	$90,775
Product development (royalties and fees)	3,524	5,663	11,231	14,267
Development services	21,845	19,621	63,159	63,234

	71,012	61,209	205,793	168,276

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense):
Product sales	10,333	8,155	32,410	24,295
Development services	12,304	11,620	36,685	37,921

Total direct costs	22,637	19,775	69,095	62,216
Selling expenses	9,071	6,044	25,006	16,028
General and administrative expenses	9,795	10,345	31,113	29,264
Research and development	5,367	5,511	15,441	15,375
Depreciation and amortization	2,676	2,493	8,038	6,965
Royalty expense	2,362	—	3,437	—

Total operating costs and expenses	51,908	44,168	152,130	129,848

Income from operations	19,104	17,041	53,663	38,428
Other income (expense):
Interest, net	(5,140)	(5,506)	(15,621)	(13,882)
Loss from extinguishment of debt	—	—	—	(8,053)
Other	(122)	(77)	21	126

	(5,262)	(5,583)	(15,600)	(21,809)

Income before income taxes	13,842	11,458	38,063	16,619
Provision for income taxes	4,914	4,354	13,991	6,661

Net income	$8,928	$7,104	$24,072	$9,958

Basic earnings per share	$0.32	$0.26	$0.87	$0.36

Weighted average shares outstanding	27,810	27,417	27,664	27,297

Diluted earnings per share	$0.31	$0.25	$0.84	$0.35

Weighted average shares outstanding	29,072	28,062	28,633	28,421

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,110	$6,532
Accounts receivable, net	37,122	29,467
Work-in-progress	15,520	10,515
Inventories, net	11,858	17,004
Prepaid and other current assets	9,723	7,633

Total current assets	85,333	71,151
Property and equipment, net	57,267	53,125
Goodwill, net	211,904	210,792
Intangible assets, net	89,221	89,078
Other assets	15,326	16,179

Total assets	$459,051	$440,325

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,567	$5,921
Accounts payable	16,912	17,671
Customer advances	19,487	15,051
Accrued wages and benefits	8,416	6,718
Interest payable	9,798	5,232
Other accrued liabilities	9,839	5,201

Total current liabilities	71,019	55,794
Long-term debt, less current portion	243,092	277,899
Other liabilities	16,618	7,182
Stockholders’ equity:
Common stock	28	27
Paid-in capital	81,867	79,049
Retained earnings	44,664	20,592
Accumulated other comprehensive income (loss)	1,763	(218)

Total stockholders’ equity	128,322	99,450

Total liabilities and stockholders’ equity	$459,051	$440,325

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,

	2003	2002

Cash flows from operating activities:
Net income	$24,072	$9,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,038	6,965
Write-off of deferred financing and other costs, net of tax	—	5,339
Other	138	476
Changes in operating assets and liabilities:
Accounts receivable, net	(7,378)	(6,958)
Work-in-progress	(4,520)	156
Inventories	5,220	(4,610)
Prepaid and other assets	(3,077)	(11,922)
Accounts payable	(952)	(667)
Customer advances	4,158	1,646
Interest payable	4,566	10,766
Accrued wages and benefits and other accrued liabilities	10,074	8,444

Net cash provided by operating activities	40,339	19,593

Cash flows from investing activities:
Purchases of property and equipment	(9,867)	(6,659)
Purchase of property and equipment previously leased	—	(14,145)
Proceeds from sales of property and equipment	508	13
Acquisitions	(2,450)	(211,997)
Other	(334)	(529)

Net cash used in investing activities	(12,143)	(233,317)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	244,450
Payments on long-term borrowings	(29,500)	(39,400)
Proceeds from interest rate swap, net	2,191	10,848
Issuance of common stock	2,819	3,193
Other	805	(2,839)

Net cash (used in) provided by financing activities	(23,685)	216,252

Net increase in cash and cash equivalents	4,511	2,528
Effect of exchange rate changes on cash	67	95
Cash and cash equivalents, beginning of period	6,532	6,371

Cash and cash equivalents, end of period	$11,110	$8,994

Supplemental information, cash paid for:
Interest	$13,520	$4,759

Income taxes	$6,152	$2,405

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$8,928	$7,104	$24,072	$9,958
Currency translation adjustments	(42)	(269)	1,981	1,068

Comprehensive income	$8,886	$6,835	$26,053	$11,026

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of presentation and other matters

aaiPharma Inc. (“aaiPharma” or the “Company”) is a science-based, specialty pharmaceutical company focused on acquiring, improving and marketing well-known, branded medicines in pain management, critical care and gastroenterology. The Company also offers comprehensive drug development services to the pharmaceutical, biotechnology, generic and device industries through its development services division. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated financial information as of December 31, 2002 has been derived from audited financial statements; certain amounts from the three and nine months ended September 30, 2002 have been reclassified for consistent presentation with current year financial statements. On January 30, 2003, aaiPharma’s Board of Directors approved a 3-for-2 stock split of the Company’s common shares. On March 10, 2003, each stockholder received one additional share of common stock for every two shares they owned on the record date of February 19, 2003. All share and per share amounts have been restated to reflect the stock split for all periods presented. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, which were included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

In 2003, the Company adopted Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 no longer requires companies to report gains or losses associated with the extinguishment of debt as a component of extraordinary gains or losses, net of tax. In addition, any extraordinary gains or losses on extinguishment of debt in prior periods presented would require reclassification. As required by SFAS 145, the extraordinary loss recognized in the nine months ended September 30, 2002 of approximately $8.1 million ($5.3 million net of tax) to record the write-off of deferred financing and other costs related to its prior debt facilities has been reclassified to other expense.

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46, as amended, requires that variable interest entities be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for the Company during the fourth quarter of 2003. The Company is currently performing a review to determine if it is the primary beneficiary of any variable interest entities. To date, the review has not identified any entity that would require consolidation. Provided that the Company is not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a variable interest entity is limited to the carrying amount of the investment in the entity.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

	(In thousands, except per share data)
Net income, as reported	$8,928	$7,104	$24,072	$9,958
Pro forma stock-based compensation cost, net of tax	2,108	1,719	5,913	4,061
Pro forma net income	6,820	5,385	18,159	5,897
Earnings per share:
As reported — Basic	$0.32	$0.26	$0.87	$0.36
Diluted	$0.31	$0.25	$0.84	$0.35
Pro forma — Basic	$0.25	$0.20	$0.66	$0.22
Diluted	$0.23	$0.19	$0.63	$0.21

2. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed assuming that the weighted average number of common shares was increased by the conversion of stock options issued to employees and members of the Company’s Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were converted to shares and issued, unless their inclusion would be anti-dilutive. In the three and nine months ended September 30, 2003, 3,046,228 and 3,601,094 options, respectively, were excluded as they were anti-dilutive. In the three and nine months ended September 30, 2002, 2,746,559 and 1,812,787 options, respectively, were excluded as they were anti-dilutive. In each period presented, the net income (the “numerator”) is the same for both basic and diluted per share computations.

The following table provides a reconciliation of the denominators for the basic and diluted earnings per share computations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Basic earnings per share:
Weighted average number of shares	27,810	27,417	27,664	27,297
Effect of dilutive securities:
Stock options	1,262	645	969	1,124

Diluted earnings per share:
Adjusted weighted average number of shares and assumed conversions	29,072	28,062	28,633	28,421

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

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net revenues:
Product sales	$45,643	$35,925	$131,403	$90,775
Product development	3,524	5,663	11,231	14,267
Development services	21,845	19,621	63,159	63,234

	$71,012	$61,209	$205,793	$168,276

United States	$66,095	$62,684	$191,463	$167,385
Germany	5,007	4,526	15,550	11,440
Other	458	315	1,066	711
Less intercompany	(548)	(6,316)	(2,286)	(11,260)

	$71,012	$61,209	$205,793	$168,276

Gross margin (excluding depreciation and royalty expense):
Product sales	$35,310	$27,770	$98,993	$66,480
Product development	3,524	5,663	11,231	14,267
Development services	9,541	8,001	26,474	25,313

	$48,375	$41,434	$136,698	$106,060

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) from operations:
Product sales	$24,364	$21,581	$71,969	$51,369
Product development	3,524	5,663	11,231	14,267
Development services	1,551	226	1,675	1,325

	29,439	27,470	84,875	66,961
Research and development	(5,464)	(5,618)	(15,748)	(15,691)
Corporate	(4,871)	(4,811)	(15,464)	(12,842)

	$19,104	$17,041	$53,663	$38,428

United States	$18,675	$16,619	$52,347	$38,469
Germany	376	439	1,396	227
Other	53	(17)	(80)	(268)

	$19,104	$17,041	$53,663	$38,428

Depreciation and amortization:
Product sales	$982	$953	$2,832	$2,178
Development services	1,093	949	3,331	2,889
Product development	98	107	307	316
Corporate	503	484	1,568	1,582

	$2,676	$2,493	$8,038	$6,965

	September 30,	December 31,
	2003	2002

Total assets:
Product sales	$357,225	$347,596
Product development	10,607	6,024
Development services	48,309	49,952
Corporate	42,910	36,753

	$459,051	$440,325

United States	$431,318	$417,997
Germany	26,170	21,167
Other	1,563	1,161

	$459,051	$440,325

Goodwill, net:
Product sales	$199,414	$199,414
Development services	12,490	11,378

	$211,904	$210,792

4. Transactions with related parties

The Company has revenue, accounts receivable and work-in-progress with Aesgen, Inc. (“Aesgen”) and Endeavor Pharmaceuticals, Inc. (“Endeavor”). Both Endeavor and Aesgen were organized by aaiPharma Inc. and its principal shareholders and continue to be related parties. No revenues were recognized from Aesgen for the three and nine months ended September 30, 2003. Revenues recognized from Aesgen totaled $149,000 and $488,000 for the three and nine months ended September 30, 2002. Services performed by the Company for Aesgen are covered by a Subscription Agreement, whereby the Company has agreed to receive Aesgen preferred stock in lieu of cash for the services performed. In February 2002, the Company acquired a calcitriol product from Aesgen, under an agreement which included potential royalty payments. The Company launched its calcitriol product in March 2003 and expensed royalties of $0.4 million and $1.1 million under that agreement in the three and nine months ended September 30, 2003. Revenues recognized from Endeavor totaled $0.1 million and $0.7 million for the three and nine months ended September 30, 2003, and were $32,000 and $1.0 million for the three and nine months ended September 30, 2002. Certain services performed by the Company for Endeavor are covered by a Securities Payment Agreement between the Company and Endeavor, whereby the Company may receive Endeavor preferred stock in lieu of cash for services performed. At September 30, 2003, the Company had no accounts receivable or work-in-progress related to Aesgen, and had approximately $0.8 million of accounts receivable and work-in-progress related to Endeavor.

5. Debt

The following table presents the components of current maturities of long-term debt:

	September 30,	December 31,
	2003	2002

	(In thousands)
Current maturities of long-term debt	$6,567	$5,921

The following table presents the components of long-term debt:

	September 30,	December 31,
	2003	2002

	(In thousands)
U.S. bank term loan	$40,000	$50,000
U.S. revolving credit facility	28,000	47,500
11% senior subordinated notes due 2010, net of original issue discount	174,070	173,963
Interest rate swap monetization deferred income	12,677	10,486
Fair value of interest rate swap	(5,088)	1,871
Less current maturities of long-term debt	(6,567)	(5,921)

Total long-term debt due after one year	$243,092	$277,899

In March 2002, the Company entered into $175 million of senior secured credit facilities consisting of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term. These senior credit facilities were subsequently reduced to $115 million due to $60 million of repayments made under the term loan facility. The availability of borrowings under the revolving credit facility is not limited by a borrowing base. At September 30, 2003, the Company had unused availability under the revolving credit facility of $47.0 million. The senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at the Company’s option. On September 30, 2003, 30-day LIBOR was 1.12%. Such facilities are guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. These senior credit facilities may be prepaid at any time without a premium.

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

Concurrent with the issuance of the senior subordinated notes, the Company entered into an interest rate swap agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, and again on June 23, 2003, the Company sold the then outstanding swap agreement for $2.3 million and $3.7 million, respectively, and replaced it with a similar interest rate swap agreement. The amounts received, less the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life. At September 30, 2003, the Company had an interest rate swap agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 7.41%. On September 30, 2003, 6-month LIBOR was 1.18%, giving the Company an estimated all-in rate of 8.59%. The terms of the interest rate swap agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument.

Under the terms of the senior secured credit facility and the senior subordinated notes, the Company is required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurring additional indebtedness. The Company was in compliance with the covenants at September 30, 2003.

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

The following unaudited pro forma consolidated financial information reflects the results of operations for the nine months ended September 30, 2002, as if the above acquisition had occurred at the beginning of the period presented (in thousands, except per share data).

Nine Months Ended
September 30, 2002

Net revenues	$178,008
Net income	8,482
Basic earnings per share	$0.31
Diluted earnings per share	$0.30

These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the acquisition taken place at the beginning of the period presented. In addition, these results are not intended to be a projection of future results and do not reflect any synergies that might be achieved from the combined operations.

7. Subsequent Events

On August 5, 2003, aaiPharma, CIMA LABS INC., (“CIMA”), Scarlet Holding Corporation, a direct, wholly owned subsidiary of aaiPharma (“Holding Company”), Scarlet MergerCo, Inc., a direct, wholly owned subsidiary of Holding Company (“S MergerCo”), and Crimson MergerCo, Inc., a direct, wholly owned subsidiary of Holding Company (“C MergerCo”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Holding Company would acquire all of the capital stock of each of CIMA and aaiPharma through the merger of S MergerCo with and into aaiPharma and the merger of C MergerCo with and into CIMA, with aaiPharma and CIMA surviving as wholly owned subsidiaries of Holding Company (together, the “Transaction”). The completion of the Transaction was subject to several conditions, including the approval of the Transaction by the stockholders of CIMA and aaiPharma and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On November 3, 2003, CIMA terminated the Merger Agreement and paid an $11.5 million termination fee to aaiPharma. This fee will used to offset merger-related expenses.

On October 22, 2003, the Company entered into an agreement with certain subsidiaries of Elan Corporation, plc to acquire a portfolio of pain management products for $100 million in cash, subject to adjustment for the inventory to be acquired. The Company anticipates completing this acquisition in the fourth quarter of 2003. The Company has received a commitment from its current lenders to provide a term loan facility in an amount necessary to fund the purchase of this product line, pay related fees and expenses and repay indebtedness outstanding under the Company’s existing term loan facility. The completion of this transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 by the Federal Trade Commission and the Department of Justice. In addition, in connection with this acquisition, the Company anticipates revising and increasing the amount of its existing revolving credit facility.

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

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$11,134	$54,958	$5,468	$(548)	$71,012
Equity earnings from subsidiaries	19,862	—	—	(19,862)	—

Total revenues	30,996	54,958	5,468	(20,410)	71,012

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	6,478	13,323	3,294	(458)	22,637
Selling	1,548	7,059	464	—	9,071
General and administrative	6,897	1,900	998	—	9,795
Research and development	—	5,367	—	—	5,367
Depreciation and amortization	1,322	1,074	280	—	2,676
Royalty expense	—	2,362	—	—	2,362

	16,245	31,085	5,036	(458)	51,908

Income (loss) from operations	14,751	23,873	432	(19,952)	19,104
Other income (expense):
Interest, net	(395)	(4,874)	129	—	(5,140)
Net intercompany interest	(497)	538	(41)	—	—

Other	(15)	19	(126)	—	(122)

	(907)	(4,317)	(38)	—	(5,262)

Income (loss) before income taxes	13,844	19,556	394	(19,952)	13,842
Provision for income taxes	4,916	(1)	(1)	—	4,914

Net income (loss)	$8,928	$19,557	$395	$(19,952)	$8,928

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$15,598	$47,085	$4,843	$(6,317)	$61,209
Equity earnings from subsidiaries	18,124	—	—	(18,124)	—

Total revenues	33,722	47,085	4,843	(24,441)	61,209

Operating costs and expenses:
Direct costs (excluding depreciation)	10,919	11,957	2,813	(5,914)	19,775
Selling	1,523	4,074	447	—	6,044
General and administrative	7,255	2,158	932	—	10,345
Research and development	164	5,347	—	—	5,511
Depreciation and amortization	1,260	1,001	232	—	2,493

	21,121	24,537	4,424	(5,914)	44,168

Income (loss) from operations	12,601	22,548	419	(18,527)	17,041
Other income (expense):
Interest, net	(1,693)	(3,798)	(15)	—	(5,506)
Net intercompany interest	(592)	639	(47)	—	—
Other	1,188	(1,257)	(8)	—	(77)

	(1,097)	(4,416)	(70)	—	(5,583)

Income (loss) before income taxes	11,504	18,132	349	(18,527)	11,458
Provision for income taxes	4,400	—	(46)	—	4,354

Net income (loss)	$7,104	$18,132	$395	$(18,527)	$7,104

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$33,395	$158,065	$16,619	$(2,286)	$205,793
Equity earnings from subsidiaries	58,253	—	—	(58,253)	—

Total revenues	91,648	158,065	16,619	(60,539)	205,793

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	19,526	41,563	9,887	(1,881)	69,095
Selling	4,466	18,972	1,568	—	25,006
General and administrative	22,773	5,323	3,017	—	31,113
Research and development	—	15,441	—	—	15,441
Depreciation and amortization	4,023	3,187	828	—	8,038
Royalty expense	—	3,437	—	—	3,437

	50,788	87,923	15,300	(1,881)	152,130

Income (loss) from operations	40,860	70,142	1,319	(58,658)	53,663
Other income (expense):
Interest, net	(1,439)	(14,314)	132	—	(15,621)
Net intercompany interest	(1,533)	1,661	(128)	—	—
Other	145	34	(158)	—	21

	(2,827)	(12,619)	(154)	—	(15,600)

Income (loss) before income taxes	38,033	57,523	1,165	(58,658)	38,063
Provision for income taxes	13,961	31	(1)	—	13,991

Net income (loss)	$24,072	$57,492	$1,166	$(58,658)	$24,072

aaiPharma Inc.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$46,271	$121,113	$12,153	$(11,261)	$168,276
Equity earnings from subsidiaries	36,703	—	—	(36,703)	—

Total revenues	82,974	121,113	12,153	(47,964)	168,276

Operating costs and expenses:
Direct costs (excluding depreciation)	29,486	35,618	7,761	(10,649)	62,216
Selling	4,845	9,923	1,260	—	16,028
General and administrative	20,260	6,564	2,440	—	29,264
Research and development	580	14,795	—	—	15,375
Depreciation and amortization	3,802	2,427	736	—	6,965

	58,973	69,327	12,197	(10,649)	129,848

Income (loss) from operations	24,001	51,786	(44)	(37,315)	38,428
Other income (expense):
Interest, net	(1,240)	(12,650)	8	—	(13,882)
Net intercompany interest	(1,740)	1,896	(156)	—	—
Other	(4,266)	(3,693)	32	—	(7,927)

	(7,246)	(14,447)	(116)	—	(21,809)

Income (loss) before income taxes	16,755	37,339	(160)	(37,315)	16,619
Provision for income taxes	6,797	—	(136)	—	6,661

Net income (loss)	$9,958	$37,339	$(24)	$(37,315)	$9,958

aaiPharma Inc.
CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30, 2003

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

ASSETS
Current assets:
Cash and cash equivalents	$10,279	$345	$486	$—	$11,110
Accounts receivable, net	8,725	24,888	3,509	—	37,122
Work-in-progress	4,360	5,605	7,817	(2,262)	15,520
Inventories	4,140	6,946	772	—	11,858
Prepaid and other current assets	3,868	5,517	338	—	9,723

Total current assets	31,372	43,301	12,922	(2,262)	85,333
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	39,419	13,675	4,173	—	57,267
Goodwill, net	725	200,643	10,536	—	211,904
Intangibles, net	1,085	88,136	—	—	89,221
Other assets	4,529	10,691	106	—	15,326

Total assets	$143,191	$310,244	$27,737	$(22,121)	$459,051

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$6,567	$—	$—	$6,567
Accounts payable	3,573	11,480	1,859	—	16,912
Customer advances	7,553	7,983	4,149	(198)	19,487
Accrued wages and benefits	4,667	2,148	1,601	—	8,416
Interest payable	19	9,779	—	—	9,798
Other accrued liabilities	5,684	5,867	(340)	(1,372)	9,839

Total current liabilities	21,496	43,824	7,269	(1,570)	71,019
Long-term debt, less current portion	28,000	215,092	—	—	243,092
Other liabilities	11,530	5,088	—	—	16,618
Investments in and advances to subsidiaries	111,547	(117,472)	5,901	24	—
Total stockholders’ equity	(29,382)	163,712	14,567	(20,575)	128,322

Total liabilities and stockholders’ equity	$143,191	$310,244	$27,737	$(22,121)	$459,051

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

aaiPharma Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2003

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$24,072	$57,492	$1,166	$(58,658)	$24,072
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,674	3,535	829	—	8,038
Other	(65)	(4)	207	—	138
Changes in operating assets and liabilities:
Accounts receivable, net	1,379	(8,130)	(627)	—	(7,378)
Work-in-progress	(226)	(2,654)	(2,764)	1,124	(4,520)
Inventories	1,364	4,167	—	(311)	5,220
Prepaid and other assets	(103)	(2,869)	(105)	—	(3,077)
Accounts payable	(836)	33	(149)	—	(952)
Customer advances	(287)	2,252	1,252	941	4,158
Interest payable	(265)	4,831	—	—	4,566
Accrued wages and benefits and other accrued liabilities	8,613	3,631	(143)	(2,027)	10,074
Intercompany receivables and payables	(14,877)	(44,970)	916	58,931	—

Net cash provided by operating activities	22,443	17,314	582	—	40,339

Cash flows from investing activities:
Purchases of property and equipment	(1,264)	(7,813)	(790)	—	(9,867)
Proceeds from sales of property and equipment	390	118	—	—	508
Acquisitions	—	(2,450)	—	—	(2,450)
Other	(334)	—	—	—	(334)

Net cash used in investing activities	(1,208)	(10,145)	(790)	—	(12,143)

Cash flows from financing activities:
Payments on long-term borrowings	(19,500)	(10,000)	—	—	(29,500)
Proceeds from interest rate swap	—	2,191	—	—	2,191
Issuance of common stock	2,819	—	—	—	2,819
Other	—	805	—	—	805

Net cash used in financing activities	(16,681)	(7,004)	—	—	(23,685)

Net increase (decrease) in cash and cash equivalents	4,554	165	(208)	—	4,511
Effect of exchange rate changes on cash	—	—	67	—	67
Cash and cash equivalents, beginning of period	5,725	180	627	—	6,532

Cash and cash equivalents, end of period	$10,279	$345	$486	$—	$11,110

aaiPharma Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2002

			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Cash flows from operating activities:
Net income (loss)	$9,958	$37,339	$(24)	$(37,315)	$9,958
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,499	2,730	736	—	6,965
Write-off of deferred financing and other costs	—	5,339	—	—	5,339
Other	(5)	11	470	—	476
Changes in operating assets and liabilities:
Accounts receivable, net	2,663	(12,008)	87	2,300	(6,958)
Work-in-progress	(146)	918	189	(805)	156
Inventories	(1,548)	(3,675)	—	613	(4,610)
Prepaid and other assets	2,243	(13,988)	(177)	—	(11,922)
Accounts payable	(607)	407	(467)	—	(667)
Customer advances	3,915	(120)	(655)	(1,494)	1,646
Interest payable	265	10,501	—	—	10,766
Accrued wages and benefits and other accrued liabilities	3,593	4,554	(53)	350	8,444
Intercompany receivables and payables	(24,365)	(12,513)	541	36,337	—

Net cash (used in) provided by operating activities	(535)	19,495	647	(14)	19,593

Cash flows from investing activities:
Purchases of property and equipment	(3,968)	(1,423)	(1,268)	—	(6,659)
Purchases of property and equipment previously leased	(14,145)	—	—	—	(14,145)
Proceeds from sales of property and equipment	13	—	—	—	13
Acquisitions	—	(211,997)	—	—	(211,997)
Other	(578)	49	—	—	(529)

Net cash used in investing activities	(18,678)	(213,371)	(1,268)	—	(233,317)

Cash flows from financing activities:
Proceeds from long-term borrowings	49,401	195,049	—	—	244,450
Payments on long-term borrowings	(27,400)	(12,014)	—	14	(39,400)
Proceeds from interest rate swap, net	—	10,848	—	—	10,848
Issuance of common stock	3,193	—	—	—	3,193
Other	(2,855)	(11)	27	—	(2,839)

Net cash provided by financing activities	22,339	193,872	27	14	216,252

Net increase (decrease) in cash and cash equivalents	3,126	(4)	(594)	—	2,528
Effect of exchange rate changes on cash	—	—	95	—	95
Cash and cash equivalents, beginning of period	5,300	154	917	—	6,371

Cash and cash equivalents, end of period	$8,426	$150	$418	$—	$8,994

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

Results of Operations:

The following table presents the net revenues for each of our business units and our consolidated expenses and net income, with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2003		2002		2003		2002

	(dollars in thousands)
Net revenues:
Product sales	$45,643	64%	$35,925	59%	$131,403	64%	$90,775	54%
Product development	3,524	5	5,663	9	11,231	5	14,267	8
Development services	21,845	31	19,621	32	63,159	31	63,234	38

	$71,012	100%	$61,209	100%	$205,793	100%	$168,276	100%

Direct costs (excluding depreciation and royalty expense)	$22,637	32%	$19,775	32%	$69,095	34%	$62,216	37%
Selling	9,071	13	6,044	10	25,006	12	16,028	10
General and administrative	9,795	14	10,345	17	31,113	15	29,264	17
Research and development	5,367	8	5,511	9	15,441	8	15,375	9
Depreciation and amortization	2,676	4	2,493	4	8,038	4	6,965	4
Royalty expense	2,362	3	—	—	3,437	2	—	—
Income from operations	19,104	27	17,041	28	53,663	26	38,428	23
Interest expense, net	5,140	7	5,506	9	15,621	8	13,882	8
Loss from extinguishment of debt	—	—	—	—	—	—	(8,053)	(5)
Other income (expense), net	(122)	—	(77)	—	21	—	126	—
Provision for income taxes	4,914	7	4,354	7	13,991	7	6,661	4
Net income	8,928	13%	7,104	12%	24,072	12%	9,958	6%

Third Quarter 2003 Compared to Third Quarter 2002

Our consolidated net revenues for the quarter ended September 30, 2003 increased 16% to $71.0 million, from $61.2 million in the third quarter of 2002. Net revenues from product sales increased to $45.6 million in 2003, from $35.9 million in 2002, due to the product launch of our Darvocet A500 line extension, increases in our Brethine injectable product, and the introduction of our Calcitriol product, which was launched in March 2003, offset by decreases in our M.V.I. and AzaSan product lines. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $0.7 million and $0.3 million to net revenues from product sales in the third quarters of 2003 and 2002, respectively.

Net revenues from product development decreased 38% in the third quarter of 2003 to $3.5 million, or 5% of net revenues, from $5.7 million, or 9% of net revenues, in the 2002 period, primarily due to product development revenues under our significant development agreement, which decreased from $5.4 million in the third quarter of 2002 to $3.4 million in the third quarter of 2003. This development agreement is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2002. We expect product development revenues under this agreement to be in the range of $12 million to $14 million in 2003.

Net revenues from our development services business increased 11% in the third quarter of 2003 to $21.8 million, from $19.6 million in 2002. These increases were principally attributable to higher demand for our analytical and clinical capabilities, partially offset by lower fee-for-service revenues under our significant development agreement.

Gross margin dollars, or net revenues less direct costs (excluding depreciation and royalty expense), increased $6.9 million, or 17%, to $48.4 million in the third quarter of 2003, from $41.4 million in the third quarter of 2002, reflecting the benefit from our increased product sales and development services revenues in 2003 over the prior year, partially offset by lower product development revenues. As a percentage of net revenues, gross margin dollars remained the same at 68% in the third quarter of 2003 and 2002.

Selling expenses increased 50% in the third quarter of 2003 to $9.1 million, or 13% of net revenues, from $6.0 million, or 10% of net revenues, in 2002. This increase is primarily due to expenses incurred by our product sales business associated with developing our product sales force and marketing and promoting our new products. As of September 30, 2003, our pharmaceutical sales force was approximately 85, as compared to 20 at September 30, 2002. We anticipate our pharmaceutical sales force to increase to approximately 235 by the end of 2003, including 150 outside sales professionals under an agreement with Athlon Pharmaceuticals, from whom we acquired our Darvocet A500 product.

General and administrative costs decreased 5% in the third quarter of 2003 to $9.8 million, or 14% of net revenues, from $10.3 million, or 17% of net revenues, in 2002. This decrease was primarily due to decreases in employee benefit related expenses.

Research and development expenses were $5.4 million, or 8% of net revenues, in the third quarter of 2003, a slight dollar decrease from $5.5 million, or 9% of net revenues, in 2002. In the third quarter of 2003, significant project spending was related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products. We target annual research and development expenses to be approximately 8% to 10% of our estimated net revenues.

Royalty expenses for the third quarter of 2003 were $2.4 million. We accrue royalties based on revenues generated by certain acquired products. No similar royalty expenses were incurred in 2002.

Consolidated income from operations was $19.1 million in the third quarter of 2003, or $2.1 million higher than the prior year. This increase is primarily due to the expansion of our product sales business and increases in revenues and margins in our development services business, partially offset by our increased selling expenses to support our product sales business and our decreased product development revenues.

Income from operations for our product sales business was $24.4 million in the third quarter of 2003, compared to $21.6 million in the third quarter of 2002. This increase is attributable to the revenue increases from our Brethine and Calcitriol product lines and our newly launched Darvocet A500 product, partially offset by the increased selling expenses, as discussed above.

Income from operations for our product development business was $3.5 million in the third quarter of 2003, compared to income from operations of $5.7 million in 2002. This change resulted from the decreased revenues from our significant development agreement, as discussed above.

Income from operations for our development services business was $1.6 million in the third quarter of 2003, compared to $0.2 million in the third quarter of 2002. This improvement is primarily due to the increase in revenues and gross margin, as described above.

Unallocated corporate expenses increased in the third quarter of 2003 to $4.9 million, from $4.8 million in 2002. As a percentage of net revenues, unallocated corporate expenses in the third quarter of 2003 decreased to 7%, from 8% in the third quarter of 2002.

Net interest expense decreased to $5.1 million in the third quarter of 2003, from $5.5 million in the third quarter of 2002. This $0.4 million decrease is primarily attributable to a lower debt balance due to debt repayments on these facilities.

We recorded a tax provision of $4.9 million in the third quarter of 2003, based on an effective tax rate of 35.5%. Our effective tax rate for the third quarter of 2002 was 38%. This decrease in effective tax rate is due to the benefit of ongoing tax initiatives we have implemented.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Our consolidated net revenues for the nine months ended September 30, 2003 increased 22% to $205.8 million, from $168.3 million in the first nine months of 2002. Net revenues from product sales increased to $131.4 million in 2003, from $90.8 million in 2002, due to sales of Darvon and Darvocet-N, which we acquired at the end of the first quarter of 2002, including sales of our Darvocet A500 line extension, which was introduced in September 2003, sales increases for our Brethine injectable product and sales of our AzaSan 75 milligram and 100 milligram products and calcitriol injection products, which were introduced in the first quarter of 2003. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which are included in product sales, contributed $2.0 million and $3.5 million to net revenues from product sales in the first nine months of 2003 and 2002, respectively.

Net revenues from product development decreased 21% in the first nine months of 2003 to $11.2 million, or 5% of net revenues, from $14.3 million, or 8% of net revenues, in 2002, primarily due to lower revenues related to our significant development agreement in the third quarter of 2003 and to third-party licensing payments which we had previously deferred and were amortized into revenue in 2002 and prior years. No previously deferred revenues were recognized in 2003.

Net revenues from our development services business were $63.2 million in both the first nine months of 2003 and 2002.

Gross margin dollars, or net revenues less direct costs (excluding depreciation and royalty expense), increased $30.6 million, or 29%, to $136.7 million in the first nine months of 2003, from $106.1 million in the first nine months of 2002, reflecting the benefit from our increased product sales revenues in 2003 over the prior year. As a percentage of net revenues, gross margin dollars increased to 66% in the first nine months of 2003 from 63% in the first nine months of 2002.

Selling expenses increased 56% in the first nine months of 2003 to $25.0 million, or 12% of net revenues, from $16.0 million, or 10% of net revenues, in 2002. This increase is primarily due to expenses incurred by our product sales business associated with developing our product sales force and marketing and promoting our new products.

General and administrative costs increased 6% in the first nine months of 2003 to $31.1 million, or 15% of net revenues, from $29.3 million, or 17% of net revenues, in 2002. This increase was primarily due to expenses related to the management build-up for our product sales business.

Research and development expenses were $15.4 million in both the first nine months of 2003 and 2002. This represented 8% of net revenues in 2003 and 9% of net revenues in 2002. Consistent with the third quarter of 2003, we incurred significant project spending in the first nine months of 2003 related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products.

Royalty expenses for the first nine months of 2003 were $3.4 million. We accrue royalties based on revenues generated by certain acquired products. No similar royalty expenses were incurred in 2002.

Consolidated income from operations was $53.7 million in the first nine months of 2003, or $15.2 million higher than the first nine months of 2002. This increase is primarily due to the continued expansion of our product sales business, partially offset by our increased selling expenses to support our product sales business and decreases in revenues and margins in our product development services business.

Income from operations for our product sales business was $72.0 million in the first nine months of 2003, compared to $51.4 million in the first nine months of 2002. This increase is attributable to the revenues from our Darvon and Darvocet-N product lines, which we acquired at the end of the first quarter of 2002 and the introduction of our AzaSan line extensions, Darvocet A500 and Calcitriol injection product in 2003.

Income from operations for our product development business was $11.2 million in the first nine months of 2003, compared to income from operations of $14.3 million in 2002. This change resulted from the factors discussed above.

Income from operations for our development services business was $1.7 million in the first nine months of 2003, compared to $1.3 million in the first nine months of 2002. This increase is primarily due to increased margins in our bioanalytical and analytical businesses in 2003.

Unallocated corporate expenses increased in the first nine months of 2003 to $15.5 million, from $12.8 million in 2002. This higher level was due to additions to our corporate infrastructure to accommodate the expansion of our overall business. As a percentage of net revenues, unallocated corporate expenses in the first nine months of 2003 and 2002 were both 8%.

Net interest expense increased to $15.6 million in the first nine months of 2003, from $13.9 million in 2002. This $1.7 million increase is primarily attributable to the borrowings that funded our product line acquisitions in March 2002.

A loss from the extinguishment of debt of $8.1 million was recorded in 2002. This loss was due to the write-off of deferred financing and other costs related to our prior debt facilities that were refinanced in March 2002.

We recorded a tax provision of $14.0 million in the first nine months of 2003, based on an effective tax rate of 37%. Our effective tax rate for the first nine months of 2002 was 40%. This decrease in the effective tax rate is due to benefits obtained from our ongoing tax initiatives.

Liquidity and Capital Resources

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in the first nine months of 2003 was $40.3 million, compared to cash flow provided by operations of $19.6 million in the first nine months of 2002. This change was primarily due to an increase in net income and positive changes in working capital. In addition, the first nine months of 2002 included $13.1 million of prepaid financing fees related to our senior credit facilities and senior subordinated notes, which did not recur in the first nine months of 2003.

Cash used in investing activities was $12.1 million in the first nine months of 2003 which included $9.9 million for capital spending. Cash used in investing activities was $233.3 million in the first nine months of 2002, which included $211.4 million related to our 2002 acquisition of the Darvon and Darvocet-N branded product lines, and $14.1 million for the purchase of assets formerly covered by our tax retention operating lease, including our corporate headquarters in Wilmington, N.C. and a laboratory and clinical facility in Chapel Hill, N.C.

Net cash used in financing activities during the first nine months of 2003 was $23.7 million, primarily representing debt payments of $29.5 million, partially offset by $2.2 million of interest rate swap proceeds and $2.8 million in proceeds from the issuance of common stock related to the exercise of stock options.

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

Our $175 million senior secured credit facilities consist of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility amortizes over the full five-year term. The senior facilities were subsequently reduced to $115 million due to $60 million of repayments we made under the term loan facility. The availability of borrowings under our revolving credit facility is not limited by a borrowing base. At September 30, 2003, we had unused availability under the revolving credit facility of $47.0 million. Our senior credit facilities provide for variable interest rates based on LIBOR or an alternate base rate, at our option. Such facilities are guaranteed by all of our domestic subsidiaries and secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries, and 65% of the stock of our material foreign subsidiaries. Our senior credit facilities require the payment of certain commitment fees based on the unused portion of the revolving credit facility. Under the terms of the credit agreement for our senior credit facilities, we are required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. We were in compliance with these covenants at September 30, 2003. These senior credit facilities may be prepaid at our option at any time without a premium.

On March 28, 2002, we issued $175 million of senior subordinated unsecured notes due 2010. These notes have a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. Prior to March 28, 2005, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our senior credit facilities require us to repay all of the indebtedness under these facilities before we could repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness.We were in compliance with these covenants at September 30, 2003.

Concurrent with the issuance of our senior subordinated notes, we entered into an interest rate swap agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, and again on June 23, 2003, we sold the then outstanding swap agreement for $2.3 million and $3.7 million, respectively, and replaced it with a similar interest rate swap agreement. The amounts we received, less the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life. This amortization will be approximately $2.0 million annually. At September 30, 2003, we had an interest rate swap agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 7.41%. On September 30, 2003, 6-month LIBOR was 1.18%, giving us an estimated all-in rate of 8.59%. The terms of the interest rate swap agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument. Our annual net interest expense may exceed $20 million in 2003.

Our M.V.I. and Aquasol product line acquisition agreement was amended on July 22, 2003. As amended, it provided for a $1.0 million guaranteed payment, which was made in August 2003, eliminated a contingent payment of $2.0 million that was potentially due in August 2003 under the original agreement, and provides future contingent payments of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller. As previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2002, the conditions for the contingent payment were not met by the required date, so that the potential $43.5 million contingent payment has decreased by $10.0 million by the end of October 2003 and is decreasing by $1.0 million for each full month thereafter that the conditions continue to be unmet. Such conditions have not been met as of October 31, 2003, and if such conditions are not satisfied by May 31, 2004 (subject to certain adjustments), the remaining contingent payment obligation to the seller will decrease to zero. Also on July 22, 2003, the M.V.I. supply agreement with the seller was extended through 2008. In addition, we may have to make contingent payments of $4.7 million over four years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. These contingent payment obligations, including the contingent payments potentially due in connection with the acquisition of the M.V.I. and Aquasol product lines, have not yet been recorded as a liability on our consolidated balance sheet. We have $6.6 million of principal repayments due in the next twelve months under our senior credit facilities. We made an interest payment on the senior subordinated notes of $9.6 million in October 2003 and a similar interest payment is due in April 2004. At current estimated LIBOR rates, we anticipate that the April 2004 interest payment will be offset by approximately $1.6 million to be received under our interest rate swap agreement.

On August 5, 2003, aaiPharma, CIMA LABS INC., (“CIMA”), Scarlet Holding Corporation, a direct, wholly owned subsidiary of aaiPharma (“Holding Company”), Scarlet MergerCo, Inc., a direct, wholly owned subsidiary of Holding Company (“S MergerCo”), and Crimson MergerCo, Inc., a direct, wholly owned subsidiary of Holding Company (“C MergerCo”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Holding Company would acquire all of the capital stock of each of CIMA and aaiPharma through the merger of S MergerCo with and into aaiPharma and the merger of C MergerCo with and into CIMA, with aaiPharma and CIMA surviving as wholly owned subsidiaries of Holding Company (together, the “Transaction”). The completion of the Transaction was subject to several conditions, including the approval of the Transaction by the stockholders of CIMA and aaiPharma and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On November 3, 2003, CIMA terminated the Merger Agreement and paid an $11.5 million termination fee to us. This fee will used to offset merger-related expenses.

On October 22, 2003, we entered into an agreement with certain subsidiaries of Elan Corporation, plc to acquire a portfolio of pain management products for $100 million in cash, subject to adjustment for the inventory to be acquired. We anticipate completing this acquisition in the fourth quarter of 2003. We have received a commitment from our current lenders to provide a term loan facility in an amount necessary to fund the purchase of this product line, pay related fees and expenses and repay indebtedness under our existing term loan facility. The completion of this transaction is subject to clearance under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 by the Federal Trade Commission and the Department of Justice. In addition, in connection with this acquisition, we anticipate revising and increasing the amount of our existing revolving credit facility.

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

In January 2003, the Financial Accounting Standards Board issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). FIN 46, as amended, requires that variable interest entities be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN 46 is effective immediately for all variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 become effective for us during the fourth quarter of 2003. We are currently performing a review to determine if we are the primary beneficiary of any variable interest entities. To date, the review has not identified any entity that would require consolidation. Provided that we are not the primary beneficiary, the maximum exposure to losses related to any entity that may be determined to be a variable interest entity is limited to the carrying amount of our investment in the entity.

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

Although we believe that the expectations underlying any of our forward-looking statements are reasonable, these expectations may prove to be incorrect and all of these statements are subject to risks and uncertainties. Should one or more of these risks and uncertainties materialize, or should underlying assumptions, projections or expectations prove incorrect, actual results, performance or financial condition may vary materially and adversely from those anticipated, estimated or expected. We have identified below some important factors that could cause our forward-looking statements to differ materially from actual results, performance or financial condition:

•	We have transitioned our company to a specialty pharmaceutical company with different challenges and risks;

•	We may devote significant operational and financial resources to develop products that we may never be able to successfully commercialize;

•	We have increased our sales and net income through a series of acquisitions of branded products, and we intend to seek more acquisition opportunities; we may have overpaid, or may overpay in the future, for a branded product line that may not produce sufficient cash flow to repay our debt, including indebtedness incurred in connection with that acquisition;

•	We are dependent on third parties for essential business functions and problems with these third-party arrangements could materially adversely affect our ability to manufacture and sell products and our financial condition and results of operations;

•	Competition from the introduction and sale of generic products and the development by other companies of new branded products could cause the revenues from our branded products to decrease significantly;

•	We may be unable to obtain government approval for our products or comply with government regulations relating to our business; and

•	Changes in government regulations may further favor sales of generic products that compete with our branded products.

Additional factors that may cause the actual results to differ materially are discussed in our recent filings with the SEC, including, but not limited to, Exhibit 99.1, attached hereto, our Annual Report on Form 10-K filed with the SEC on March 28, 2003, including the exhibits attached or incorporated therein, our Form 10-Q, filed with the SEC on August 15, 2003, our Form 8-K reports, and other periodic filings. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to these forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change. If foreign exchange rates were to increase by 10%, our net income would have been lower by $101,000 in the nine months ended September 30, 2003 due to the reduction in reported results from European operations.

We are also exposed to fluctuations in interest rates on borrowings under our senior credit facilities and on $150 million of our senior subordinated notes, due to our entering into the interest rate swap agreement discussed in “Item 1. Liquidity and Capital Resources”. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, annual interest expense on variable rate debt would increase by approximately $0.8 million, or $200,000 per quarter.

Item 4. Controls and Procedures

(a)     Evaluation of Disclosure Controls and Procedures — aaiPharma Inc.’s Executive Chairman, Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures as of September 30, 2003, and they concluded that these controls and procedures are effective.

(b)     Changes in Internal Controls — There was no change in internal controls over financial reporting during or subsequent to the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Two omeprazole-related cases have been filed against us by Dr. Reddy’s Laboratories Ltd. and Dr. Reddy’s Laboratories, Inc. in the United States District Court for the Southern District of New York in July 2001 and November 2001. These plaintiffs have sought but, as of November 5, 2003 have not obtained, approval from the FDA to market a generic form of Prilosec. In addition, these plaintiffs’ omeprazole product has been found in separate litigation to infringe certain patents of AstraZeneca. The plaintiffs in these cases are challenging the validity of five patents that we have obtained relating to omeprazole and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. We have denied the substantive allegations made in these cases. Both cases are in the initial stages and discovery is just beginning. No date has been set for trial. We intend to vigorously defend the patents’ validity and to determine whether or not Dr. Reddy’s product infringes any of our relevant patents.

The third case involving our omeprazole patents was brought in August 2001 by Andrx Pharmaceuticals, Inc. in the United States District Court for the Southern District of New York. Andrx has received FDA approval for its generic omeprazole product. However, to our knowledge, it is not currently marketing this drug in the U.S. following a judicial finding that Andrx’s omeprazole product infringed certain AstraZeneca patents. Andrx is challenging the validity of three of our omeprazole patents and is also seeking a declaratory judgment that its generic omeprazole product does not infringe these patents. Furthermore, Andrx claims violations of federal and state antitrust laws with respect to the licensing of these omeprazole patents and is seeking injunctive relief and unspecified treble damages. We have denied the substantive allegations made by Andrx. This case is in the initial stages of discovery. No date has been set for trial. aaiPharma has filed a motion to dismiss the litigation (or, alternatively, with respect to the antitrust claims, to stay them pending the appellate decision in the Andrx litigation with AstraZeneca). Andrx’s papers in opposition to our motion to dismiss have been filed, and a decision by the court on the motion is pending.

The fourth case involving our omeprazole patents was brought in December 2002 by us against Kremers Urban Development Co., Schwarz Pharma Inc. and Schwarz Pharma AG (collectively, “KUDCO”) in the United States District Court for the Southern District of New York. The case involves claims of infringement of our omeprazole patent dealing with a dry-blend process of manufacturing omeprazole products. KUDCO has a generic omeprazole product with final FDA marketing approval, was found not to infringe the AstraZeneca patents in the separate AstraZeneca patent litigation, and is currently selling its generic substitute for Prilosec in the U.S. marketplace. KUDCO has filed its answer to the Company’s original complaint, denying the Company’s claims, asserting various affirmative defenses to our claims, and asserting counterclaims of patent invalidity, product non-infringement and antitrust violations under federal and state antitrust laws. We have denied the substantive counterclaims made by KUDCO. In September 2003, an amended complaint was filed, asserting infringement of a second aaiPharma patent and naming two additional KUDCO affiliates as defendants. Two of the defendants have answered the amended complaint, while three of the defendants are contesting jurisdiction in the New York court. We intend to vigorously defend our patent rights and defend against the foregoing defenses and counterclaims asserted by KUDCO. It is possible that the omeprazole-related patents subject to the foregoing four lawsuits will be found invalid, unenforceable or not infringed.

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

A list of the exhibits required to be filed as part of this Report on Form 10-Q is set forth in the “Exhibit Index”, which immediately precedes such exhibits, and is incorporated herein by reference.

Reports on Form 8-K:

During the third quarter of 2003, we furnished the following Form 8-K’s:

•	Dated July 25, 2003, reporting our results of operations for the quarter ended June 30, 2003.

•	Dated August 5, 2003, reporting our Merger Agreement for a potential merger with CIMA LABS INC.

•	Dated August 6, 2003, to file as an exhibit the Merger Agreement to include the annexes and exhibits attached to the Merger Agreement and incorporated therein.

•	Dated August 21, 2003, reporting our receipt of notification from CIMA LABS INC. that CIMA has an unsolicited proposal from Cephalon, Inc., concerning its potential interest in acquiring CIMA.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aaiPharma Inc.

Date: November 13, 2003	By:	/s/ PHILIP S. TABBINER

Philip S. Tabbiner, D.B.A.
President and Chief Executive Officer

Date: November 13, 2003	By:	/s/ WILLIAM L. GINNA, JR.

William L. Ginna, Jr.
Executive Vice President and
Chief Financial Officer

aaiPharma Inc.
Exhibit Index

Exhibit
No.	Description

3.1	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30,2003)

3.2	Amended By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.1	Articles Fourth, Seventh, Eleventh and Twelfth of the form of Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

4.2	Article II of the form of Restated By-laws of the Company (included in Exhibit 3.2)

4.3	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))

10.1*	First Amendment to Interim Supply Agreement between aaiPharma LLC and AstraZeneca LP, dated July 22, 2003

10.2	First Amendment to Asset Purchase Agreement between aaiPharma LLC and AstraZeneca AB, dated July 22, 2003

31.1	Certification pursuant to Rule 13a – 14(a) of Frederick D. Sancilio

31.2	Certification pursuant to Rule 13a – 14(a) of Philip S. Tabbiner

31.3	Certification pursuant to Rule 13a – 14(a) of William L. Ginna, Jr.

32.1	Certification Pursuant to 18 U.S.C. Section 1350

99.1	Risk Factors (incorporated by reference to Exhibit 99.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

*	Certain information in this document has been omitted pursuant to a request for confidential treatment dated November 13, 2003 submitted to the Secretary of the Securities and Exchange Commission.