Form 10-Q/A
period 2003-03-31
AAIPHARMA INC
filed 2004-06-24
CIK 1013243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 2)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period        to

Commission File Number 0-21185

AAIPHARMA INC.

(Exact name of Registrant as specified in its charter)

DELAWARE	04-2687849
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

2320 SCIENTIFIC PARK DRIVE, WILMINGTON, NC 28405

(Address of principal executive office)	(Zip code)

(910) 254-7000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

The number of shares of the Registrant’s common stock outstanding, as of March 31, 2003 was 27,609,271 shares.

Explanatory Note:

This Amendment No. 2 to aaiPharma Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 includes unaudited restated consolidated financial statements for the three months ended March 31, 2003 and 2002 and an audited restated consolidated balance sheet at December 31, 2002. The accompanying restated consolidated financial statements and supplementary data, including the notes to the accompanying restated consolidated financial statements, have been revised to reflect the restatement occurring subsequent to the filing of the original and Amendment No. 1 to Quarterly Report on Form 10-Q for the period ended March 31, 2003. The restatement impacts the first three quarters of 2003 and each quarter of 2002. The restated amounts for the second and third quarters of 2003 and 2002 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2003 and September 30, 2003.

This restatement:

•	corrects the recognition of revenue for certain transactions in the first quarter of 2003 that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 and/or SAB 101,

•	increases reserves for product returns and makes other adjustments to our revenue reserves in the first quarter of 2003, and

•	with respect to 2002 and 2003, changes the accounting for our major product line acquisitions which had been accounted for as business combinations to treat such acquisitions as acquisitions of assets that do not constitute a business.

The restatement adjustments decreased our net revenues and diluted earnings per share for the three months ended March 31, 2003 by approximately $15.0 million and $0.34 per share, respectively. The restatement adjustments increased our diluted loss per share for the three months ended March 31, 2002 by approximately $(0.01) per share. For further discussion, see our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”), Item 7, which discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments.

This Quarterly Report on Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Items 3 and 6 of Part II of the Quarterly Report on Form 10-Q, as amended, and no other information included in the Quarterly Report on Form 10-Q is amended hereby.

For a discussion of events and developments subsequent to March 31, 2003 through the filing on June 15, 2004 of our 2003 Form 10-K, see our 2003 Form 10-K. This Amendment No. 2 to our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 has not been updated to reflect any events or developments occurring subsequent to June 15, 2004. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this amendment includes only those items of the Quarterly Report on Form 10-Q affected by our restatement.

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

On March 31, 2003, we owned the following registered and unregistered trademarks referenced herein: Darvon®, Darvon-N®, Darvocet-N®, M.V.I.®, M.V.I.-12®, M.V.I. Pediatric®, M.V.I. Adult™, Aquasol®, Aquasol A®, Aquasol E®, Brethine®, ProSorb-D™, AzaSan™, aaiPharma®, and AAI®. Unless the context otherwise requires, references in this document to Darvon are to Darvon® and Darvon-N® collectively and references to Darvocet are to Darvocet-N®. Unless the context otherwise requires, references in this document to M.V.I. are to M.V.I.-12®, M.V.I. Pediatric® and M.V.I. Adult™, collectively, and references in this document to Aquasol are to Aquasol A® and Aquasol E®, collectively. All references in this document to any of these terms lacking the “®” or “™” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

aaiPharma Inc.
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The restated consolidated financial statements and supplementary data, including the notes to the restated financial statements, set forth in this Item 1, have been revised to reflect the restatement occurring subsequent to the filing of the original Quarterly Report on Form 10-Q/A.

aaiPharma Inc.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002
Net revenues:
Product sales	$24,965	$20,177
Product development (royalties and fees)	3,810	2,135
Development services	20,212	23,308

	48,987	45,620

Operating costs and expenses:
Direct costs (excluding depreciation):
Product sales (includes product rights amortization of $2,968 and $333)	11,270	8,138
Development services	12,004	13,545

Total direct costs	23,274	21,683
Selling expenses	7,734	4,274
General and administrative expenses	10,030	8,755
Research and development	4,486	4,378
Depreciation	1,888	1,677

Total operating costs and expenses	47,412	40,767

Income from operations	1,575	4,853
Other income (expense):
Interest, net	(5,550)	(1,823)
Loss from extinguishment of debt	—	(8,053)
Other income (expense), net	(83)	134

	(5,633)	(9,742)

Loss before income taxes	(4,058)	(4,889)
Benefit from income taxes	(1,590)	(1,513)

Net loss	$(2,468)	$(3,376)

Basic loss per share	$(0.09)	$(0.12)

Weighted average shares outstanding	27,558	27,107

Diluted loss per share	$(0.09)	$(0.12)

Weighted average shares outstanding	27,558	27,107

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

RESTATED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,705	$6,532
Accounts receivable, net	23,831	29,467
Work-in-progress	12,292	10,515
Inventories, net	21,058	17,004
Deferred tax assets	1,271	1,271
Prepaid and other current assets	6,041	6,362

Total current assets	75,198	71,151
Property and equipment, net	54,604	53,125
Goodwill, net	11,764	11,378
Intangible assets, net	279,240	281,669
Other assets	13,782	16,179

Total assets	$434,588	$433,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$5,921	$5,921
Accounts payable	17,862	17,671
Customer advances	14,287	15,051
Accrued wages and benefits	7,941	6,718
Interest payable	9,940	5,232
Deferred product revenue	10,211	—
Other accrued liabilities	2,748	5,201

Total current liabilities	68,910	55,794
Long-term debt, less current portion	266,487	277,899
Deferred tax liability	3,165	3,840
Other liabilities	2,081	715
Stockholders’ equity:
Common stock	28	27
Paid-in capital	79,476	79,049
Retained earnings	13,928	16,396
Accumulated other comprehensive income (loss)	513	(218)

Total stockholders’ equity	93,945	95,254

Total liabilities and stockholders’ equity	$434,588	$433,502

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net loss	$(2,468)	$(3,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,856	2,010
Write-off of deferred financing and other costs	—	8,053
Other	52	78
Changes in operating assets and liabilities:
Accounts receivable, net	5,713	(3,951)
Work-in-progress	(1,640)	(2,850)
Inventories, net	(4,033)	1,082
Prepaid and other assets	856	(14,118)
Accounts payable	137	(1,991)
Customer advances	(843)	(222)
Interest payable	4,708	(175)
Deferred product revenue	10,211	—
Accrued wages and benefits and other accrued liabilities	(2,223)	(1,288)

Net cash provided by (used in) operating activities	15,326	(16,748)

Cash flows from investing activities:
Purchases of property and equipment	(3,212)	(1,549)
Purchase of property and equipment previously leased	—	(14,145)
Acquisitions of product rights and other intangibles	(500)	(211,772)
Other	(232)	2

Net cash used in investing activities	(3,944)	(227,464)

Cash flows from financing activities:
Net payments on short-term debt	—	5,000
Proceeds from long-term borrowings	—	240,274
Payments on long-term borrowings	(8,500)	—
Proceeds from interest rate swaps, net	435	—
Proceeds from stock option exercises	428	1,980
Other	409	(2,845)

Net cash (used in) provided by financing activities	(7,228)	244,409

Net increase in cash and cash equivalents	4,154	197
Effect of exchange rate changes on cash	19	(17)
Cash and cash equivalents, beginning of period	6,532	6,371

Cash and cash equivalents, end of period	$10,705	$6,551

Supplemental information, cash paid for:
Interest	$1,497	$1,776

Income taxes	$2,202	$1,687

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

RESTATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2003	2002
Net loss	$(2,468)	$(3,376)
Currency translation adjustments	731	(175)

Comprehensive loss	$(1,737)	$(3,551)

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

Notes to Restated Consolidated Financial Statements
(Unaudited)

1. Basis of presentation and other matters

The accompanying unaudited restated consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These restated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated restated financial information as of December 31, 2002 has been derived from audited financial statements; certain amounts for the three months ended March 31, 2002 have been reclassified for consistent presentation with current year financial statements. On January 30, 2003, aaiPharma’s Board of Directors approved a 3-for-2 stock split of the Company’s common shares. On March 10, 2003, each stockholder received one additional share of common stock for every two shares they owned on the record date of February 19, 2003. All share and per share amounts have been restated to reflect the stock split for all periods presented. Users of this interim financial information should read the audited financial statements for the preceding fiscal year, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim restated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition to SFAS 123’s fair value method of accounting for stock-based employee compensation. SFAS 148 also amends the disclosure provisions in SFAS 123 and Accounting Principles Board Opinion No. 28, “Interim Financial Reporting”, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. The adoption of SFAS 148 did not have a significant impact on the Company’s consolidated results of operations, financial position or cash flows.

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. Under APB 25, if the exercise price of the Company’s stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation cost for the Company’s plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended
	March 31,
	2003	2002
	(In thousands, except per share data)
Net loss, as reported	$(2,468)	$(3,376)
Pro forma stock-based compensation cost, net of tax	1,846	1,106
Pro forma net loss	(4,314)	(4,482)
Loss per share:
As reported -
Basic	($0.09)	($0.12)
Diluted	($0.09)	($0.12)
Pro forma -
Basic	($0.16)	($0.17)
Diluted	($0.16)	($0.17)

2. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated statements of operations, cash flows, and comprehensive income for the three months ended March 31, 2003 and 2002 and its consolidated balance sheets as of March 31, 2003 and December 31, 2002. The restatement does not affect periods prior to 2002. The restatement, among other things, corrects the Company’s accounting treatment of certain transactions that did not satisfy all of the conditions of FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”) and/or Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) or were subsequently deemed to involve subjective determinations for which the Company has determined alternative accounting treatments should be used. Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the three months ended March 31, 2003 and 2002.

The following table presents the impact of the restatement adjustments described below on net income for the three months ended March 31, 2003 and 2002:

	Net Income (Loss)
	For the Three Months Ended
	March 31,
	2003	2002
	(In thousands)
As previously reported	$7,156	$(3,250)
Consignment sale / reversal of revenue (i)	(4,357)	—
Returns reserves (ii)	(3,679)	—
Intangible asset amortization (iii)	(1,356)	(206)
Change in tax rate (iv)	(232)	80

As restated	$(2,468)	$(3,376)

The adjustments to restate the 2002 and 2003 quarterly periods relate to the following:

(i)	for 2003, the correction of the Company’s revenue recognition of certain transactions, including specific product sales in the first quarter of 2003, that did not satisfy all of the conditions for recognition of revenue under SFAS 48 and/or SAB 101,

(ii)	for 2003, significant increases in reserves for product returns and other adjustments to the Company’s revenue and product inventory reserves,

(iii)	for 2002 and 2003, a change in the accounting treatment used with respect to the Company’s product line acquisitions from accounting for the acquisitions as business combinations to recording such transactions as asset acquisitions. Accordingly the Company adjusted the related allocations to reverse the recording of goodwill and allocate all amounts specifically to identifiable tangible and intangible assets, and

(iv)	for the change in effective tax rate resulting from the above adjustments.

The following table presents the impact of the restatement adjustments on the Company’s previously reported results for the three months ended March 31, 2003 and 2002 on a condensed basis:

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
		(In thousands, except per share data)
Statements of operations:
Net revenues	$64,030	$48,987	$45,620	$45,620
Total costs and expenses	56,874	51,455	48,870	48,996

Net income (loss)	$7,156	$(2,468)	$(3,250)	$(3,376)

	Three Months Ended		Three Months Ended
	March 31, 2003		March 31, 2002
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
		(In thousands, except per share data)
Basic income (loss) per share	$0.26	$(0.09)	$(0.12)	$(0.12)

Diluted income (loss) per share	$0.25	$(0.09)	$(0.11)	$(0.12)

	March 31, 2003		December 31, 2002
	As
	Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
	(In thousands)
Balance sheets:
ASSETS
Current assets:
Cash and cash equivalents	$10,705	$10,705	$6,532	$6,532
Accounts receivable, net	28,663	23,831	29,467	29,467
Inventory, net	19,476	21,058	17,004	17,004
Other current assets	19,604	19,604	18,148	18,148

Total current assets	78,448	75,198	71,151	71,151
Goodwill, net	211,178	11,764	210,792	11,378
Intangible assets, net	88,855	279,240	89,078	281,669
Other assets	68,386	68,386	69,304	69,304

Total assets	$446,867	$434,588	$440,325	$433,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred product revenue	$—	$10,211	$—	$—
Current liabilities	59,302	58,699	55,794	55,794
Long-term debt, less current portion	266,487	266,487	277,899	277,899
Deferred tax liability	11,232	3,165	6,467	3,840
Other liabilities	2,081	2,081	715	715
Stockholders’ equity	107,765	93,945	99,450	95,254

Total liabilities and stockholders’ equity	$446,867	$434,588	$440,325	$433,502

3. Earnings (loss) per share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed assuming that the weighted average number of common shares was increased by the conversion of stock options issued to employees and members of the Company’s Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were converted to shares and issued, unless their inclusion would be anti-dilutive. In the three months ended March 31, 2003 and 2002, 2,493,573 and 868,210 options, respectively, were excluded as they were anti-dilutive. In each period presented, the net income (loss) (the “numerator”) is the same for both basic and diluted per share computations.

The following table provides a reconciliation of the denominators for the basic and diluted earnings (loss) per share computations (in thousands):

	Three Months Ended
	March 31,
	2003	2002
Basic loss per share:
Weighted average number of shares	27,558	27,107
Effect of dilutive securities:
Stock options	—	—

Diluted loss per share:
Adjusted weighted average number of shares and assumed conversions	27,558	27,107

4. Financial information by business segment and geographic area

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

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Three Months Ended
	March 31,
	2003	2002
Net revenues:
Product sales	$24,965	$20,177
Product development	3,810	2,135
Development services	20,212	23,308

	$48,987	$45,620

United States	$44,319	$43,349

	Three Months Ended
	March 31,
	2003	2002
Germany	5,311	3,624
Other	325	199
Less intercompany	(968)	(1,552)

	$48,987	$45,620

Income from operations:
Product sales	$7,319	$8,785
Product development	3,810	2,135
Development services	331	1,786

	11,460	12,706
Research and development	(4,586)	(4,477)
Corporate	(5,299)	(3,376)

	$1,575	$4,853

United States	$867	$4,871
Germany	729	76
Other	(21)	(94)

	$1,575	$4,853

Depreciation and amortization:
Product sales	$3,191	$459
Product development	100	99
Development services	1,027	941
Corporate	538	511

	$4,856	$2,010

	March 31,	December 31,
	2003	2002
Total assets:
Product sales	$333,649	$340,773
Product development	6,898	6,024
Development services	52,673	49,952
Corporate	41,368	36,753

	$434,588	$433,502

United States	$410,952	$411,174
Germany	22,075	21,167
Other	1,561	1,161

	$434,588	$433,502

Goodwill, net:
Development services	$11,764	$11,378

5. Transactions with related parties

The Company has revenue, accounts receivable and work-in-progress with Aesgen, Inc. (“Aesgen”) and Endeavor Pharmaceuticals, Inc. (“Endeavor”). Both Endeavor and Aesgen were organized by aaiPharma Inc., its principal shareholders and others, and continued to be related parties at March 31, 2003. No revenues were recognized from Aesgen for the three months ended March 31, 2003. Revenues recognized from Aesgen totaled $119,000 for the three months ended March 31, 2002. Services performed by the Company for Aesgen are covered by a Subscription Agreement, whereby the Company has agreed to receive Aesgen preferred stock in lieu of cash for the services performed. In February 2002, the Company acquired a calcitriol product from Aesgen, under an agreement which included potential royalty payments. The Company launched its calcitriol product in March 2003; however, no revenues or royalty expenses were recorded for this product in the first quarter of 2003. Revenues recognized from Endeavor totaled $269,000 for the three months ended March 31, 2003, and were $299,000 for the three months ended March 31, 2002. At March 31, 2003, we had no accounts receivable or work-in-progress related to Aesgen, and had approximately $0.4 million of accounts receivable and work-in-progress related to Endeavor.

6. Inventories, Net

The following table presents the components of inventory:

	March 31,	December 31,
	2003	2002
	(In thousands)
Finished goods (including consigned inventory of $1,569 in 2003)	$16,039	$11,110
Work-in-process	2,160	1,866
Raw materials and supplies	3,696	4,749
Inventory reserves	(837)	(721)

Total inventories, net	$21,058	$17,004

7. Debt

The following table presents the components of current maturities of long-term debt:

	March 31,	December 31,
	2003	2002
	(In thousands)
Current maturities of long-term debt	$5,921	$5,921

The following table presents the components of long-term debt:

	March 31,	December 31,
	2003	2002
	(In thousands)
U.S. bank term loan	$48,000	$50,000
U.S. revolving credit facility	41,000	47,500

	March 31,	December 31,
	2003	2002
	(In thousands)
11% senior subordinated notes due 2010, net of original issue discount	173,999	173,963
Interest rate swap monetization deferred income	10,921	10,486
Fair value of interest rate swap	(1,512)	1,871
Less current maturities of long-term debt	(5,921)	(5,921)

Total long-term debt due after one year	$266,487	$277,899

In March 2002, the Company entered into a $175 million senior secured credit facility consisting of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility was scheduled to be amortized over the full five-year term. The senior facility was subsequently reduced due to early repayments made under the term loan facility. The availability of borrowings under the revolving credit facility was not limited by a borrowing base. At March 31, 2003, the Company had unused availability under the revolving credit facility of $34.0 million. The senior credit facility provided for variable interest rates based on LIBOR or an alternate base rate, at the Company’s option. On March 31, 2003, 30-day LIBOR was 1.30%. Such facility was guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The senior credit facility required the payment of certain commitment fees based on the unused portion of the revolving credit facility and could be prepaid at any time without a premium.

Also in March 2002, the Company issued $175 million of senior subordinated notes due April 1, 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. At March 31, 2003, these notes had a fixed interest rate of 11% per annum and were guaranteed on a subordinated basis by all existing domestic subsidiaries and all future domestic subsidiaries that are owned 80% or more by the Company. At March 31, 2003, the notes were not secured. Prior to the third anniversary of the date of issuance of the notes, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. On or after the fourth anniversary of the date of issuance of the notes, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%.

Concurrent with the issuance of the senior subordinated notes, the Company entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, the Company sold the then outstanding interest rate hedging agreement for $2.3 million and replaced it with a similar interest rate hedging agreement. The amount received, less the interest benefits earned through the date of sale, has been recorded as a premium to the carrying amount of the notes and is being amortized into interest income over their remaining life. At March 31, 2003, the Company had an interest rate hedging agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 6.94%. On March 31, 2003, 6-month LIBOR was 1.23%, giving the Company an estimated all-in rate of 8.17%. The terms of the interest rate hedging agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument.

Under the terms of the senior secured credit facility and the senior subordinated notes, the Company was required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurring additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, the Company was not in compliance with these covenants at March 31, 2003. The Company has since replaced its senior secured credit facility and received waivers of any defaults under its senior subordinated notes (see Notes 1 and 6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion).

8. Asset Acquisitions

On March 28, 2002, the Company acquired the U.S. rights to the Darvon and Darvocet branded product lines, which treat mild-to-moderate pain and existing inventory from Eli Lilly and Company, in an asset purchase. The Company acquired these product lines and related intangible assets for $211.4 million, exclusive of transactional costs. To finance this acquisition, which included $1.8 million of inventory, the Company used the proceeds from the then existing senior secured credit facility and senior subordinated notes, as described in note 7. The Darvon and Darvocet product lines did not have separable assets and liabilities associated with them, other than inventory, therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable tangible and intangible assets. The identified intangible assets are being amortized over 20 years.

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

In August 2001, the Company completed the acquisition of a line of critical care injectable and oral nutrition products from AstraZeneca AB, an affiliate of AstraZeneca PLC, in an asset purchase. The product lines acquired are marketed under the M.V.I. and Aquasol brand names. The Company acquired these product lines and related intangible assets for $52.5 million, exclusive of transactional costs, paid at closing, plus additional consideration (see Note 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion). The M.V.I. and Aquasol product lines did not have separable assets and liabilities associated with them, other than inventory; therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable tangible and intangible assets. In connection with the M.V.I. and Aquasol acquisition, the Company recorded intangible assets which meet the criteria for having an indefinite life. In accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” these intangible assets are not being amortized but are evaluated for impairment on at least an annual basis. The intangible assets recorded in connection with this acquisition represent the trademarks, technology and know-how associated with the product lines.

9. Financial Information for Subsidiary Guarantors and Non-Guarantors

In the first quarter of 2002, the Company issued senior subordinated notes, which are guaranteed by certain of the Company’s subsidiaries.

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

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

aaiPharma Inc.
RESTATED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$10,630	$33,689	$5,636	$(968)	$48,987
Equity earnings from subsidiaries	3,543	—	—	(3,543)	—

Total revenues	14,173	33,689	5,636	(4,511)	48,987

Operating costs and expenses:
Direct costs (excluding depreciation)	6,521	14,324	3,172	(743)	23,274
Selling	1,309	5,913	512	—	7,734
General and administrative	7,777	1,260	993	—	10,030
Research and development	—	4,486	—	—	4,486
Depreciation	1,356	279	253	—	1,888

	16,963	26,262	4,930	(743)	47,412

(Loss) income from operations	(2,790)	7,427	706	(3,768)	1,575
Other income (expense):
Interest, net	(692)	(4,859)	1	—	(5,550)
Net intercompany interest	(516)	559	(43)	—	—
Other income (expense), net	(60)	2	(25)	—	(83)

	(1,268)	(4,298)	(67)	—	(5,633)

(Loss) income before income taxes	(4,058)	3,129	639	(3,768)	(4,058)
Benefit from income taxes	(1,590)	—	—	—	(1,590)

Net (loss) income	$(2,468)	$3,129	$639	$(3,768)	$(2,468)

aaiPharma Inc.
RESTATED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2002
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$16,737	$26,610	$3,825	$(1,552)	$45,620
Equity earnings from subsidiaries	1,551	—	—	(1,551)	—

Total revenues	18,288	26,610	3,825	(3,103)	45,620

Operating costs and expenses:
Direct costs (excluding depreciation)	9,593	11,209	2,433	(1,552)	21,683
Selling	1,652	2,228	394	—	4,274
General and administrative	5,589	2,385	781	—	8,755
Research and development	247	4,131	—	—	4,378
Depreciation	1,163	279	235	—	1,677

	18,244	20,232	3,843	(1,552)	40,767

Income (loss) from operations	44	6,378	(18)	(1,551)	4,853
Other income (expense):
Interest, net	(113)	(1,713)	3	—	(1,823)
Net intercompany interest	(564)	625	(61)	—	—
Other income (expense), net	(4,256)	(3,702)	39	—	(7,919)

	(4,933)	(4,790)	(19)	—	(9,742)

(Loss) income before income taxes	(4,889)	1,588	(37)	(1,551)	(4,889)
Benefit from income taxes	(1,513)	—	—	—	(1,513)

Net (loss) income	$(3,376)	$1,588	$(37)	$(1,551)	$(3,376)

aaiPharma Inc.
RESTATED CONSOLIDATING BALANCE SHEET
(In thousands)

	March 31, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$9,920	$170	$615	$—	$10,705
Accounts receivable, net	9,054	11,413	3,364	—	23,831
Work-in-progress	4,618	3,977	4,623	(926)	12,292
Inventories	4,675	15,665	718	—	21,058
Deferred tax assets	1,271	—	—	—	1,271
Prepaid and other current assets	1,966	3,663	412	—	6,041

Total current assets	31,504	34,888	9,732	(926)	75,198
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	41,919	8,688	3,997	—	54,604
Goodwill, net	725	1,230	9,809	—	11,764
Intangibles, net	1,039	278,201	—	—	279,240
Other assets	4,486	9,198	98	—	13,782

Total assets	$145,734	$286,003	$23,636	$(20,785)	$434,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$5,921	$—	$—	$5,921
Accounts payable	4,181	12,159	1,522	—	17,862
Customer advances	7,510	5,298	2,405	(926)	14,287
Accrued wages and benefits	5,072	1,713	1,156	—	7,941
Interest payable	281	9,659	—	—	9,940
Deferred product revenue	—	10,211	—	—	10,211
Other accrued liabilities	(1,635)	3,954	(5)	434	2,748

Total current liabilities	15,409	48,915	5,078	(492)	68,910
Long-term debt, less current portion	41,000	225,487	—	—	266,487
Other liabilities	3,734	1,512	—	—	5,246
Investments in and advances to subsidiaries	86,567	(92,109)	5,439	103	—
Total stockholders’ equity	(976)	102,198	13,119	(20,396)	93,945

Total liabilities and stockholders’ equity	$145,734	$286,003	$23,636	$(20,785)	$434,588

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

aaiPharma Inc.
RESTATED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(2,468)	$3,129	$639	$(3,768)	$(2,468)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,241	3,362	253	—	4,856
Other	—	—	52	—	52
Changes in operating assets and liabilities:
Accounts receivable, net	1,050	5,345	(682)	—	5,713
Work-in-progress	(483)	(1,026)	82	(213)	(1,640)
Inventories	829	(4,551)	—	(311)	(4,033)
Prepaid and other assets	573	478	(195)	—	856
Accounts payable	(229)	712	(346)	—	137
Customer advances	(331)	(433)	(292)	213	(843)
Interest payable	(4)	4,712	—	—	4,708
Deferred product revenue	—	10,211	—	—	10,211
Accrued wages and benefits and other accrued liabilities	(3,548)	1,357	190	(222)	(2,223)
Intercompany receivables and payables	14,930	(19,685)	454	4,301	—

Net cash provided by operating activities	11,560	3,611	155	—	15,326

Cash flows from investing activities:
Purchases of property and equipment	(1,061)	(1,965)	(186)	—	(3,212)
Acquisitions of product rights and other intangibles	—	(500)	—	—	(500)
Other	(232)	—	—	—	(232)

Net cash used in investing activities	(1,293)	(2,465)	(186)	—	(3,944)

Cash flows from financing activities:
Payments on long-term borrowings	(6,500)	(2,000)	—	—	(8,500)
Proceeds from interest rate swaps, net	—	435	—	—	435
Proceeds from stock option exercises	428	—	—	—	428
Other	—	409	—	—	409

Net cash used in financing activities	(6,072)	(1,156)	—	—	(7,228)

Net increase (decrease) in cash and cash equivalents	4,195	(10)	(31)	—	4,154
Effect of exchange rate changes on cash	—	—	19	—	19
Cash and cash equivalents, beginning of period	5,725	180	627	—	6,532

Cash and cash equivalents, end of period	$9,920	$170	$615	$—	$10,705

aaiPharma Inc.
RESTATED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2002
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(3,376)	$1,588	$(37)	$(1,551)	$(3,376)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,047	728	235	—	2,010
Write-off of deferred financing and other costs	—	8,053	—	—	8,053
Other	2	11	65	—	78
Changes in operating assets and liabilities:
Accounts receivable, net	(2,995)	(1,606)	650	—	(3,951)
Work-in-progress	(619)	(1,772)	(459)	—	(2,850)
Inventories	420	662	—	—	1,082
Prepaid and other assets	1,019	(15,159)	22	—	(14,118)
Accounts payable	1,001	(2,777)	(215)	—	(1,991)
Customer advances	(284)	70	(8)	—	(222)
Interest payable	24	(199)	—	—	(175)
Accrued wages and benefits and other accrued liabilities	(2,610)	1,318	111	(107)	(1,288)
Intercompany receivables and payables	(26,532)	25,347	(459)	1,644	—

Net cash (used in) provided by operating activities	(32,903)	16,264	(95)	(14)	(16,748)

Cash flows from investing activities:
Purchases of property and equipment	(798)	(345)	(406)	—	(1,549)
Purchases of property and equipment previously leased	(14,145)	—	—	—	(14,145)
Acquisitions of product rights and other intangibles	—	(211,772)	—	—	(211,772)
Other	2	—	—	—	2

Net cash used in investing activities	(14,941)	(212,117)	(406)	—	(227,464)

Cash flows from financing activities:
Net payments on short-term debt	—	5,000	—	—	5,000
Proceeds from long-term borrowings	49,400	190,874	—	—	240,274
Payments on long-term borrowings	—	(14)	—	14	—
Proceeds from stock option exercises	1,980	—	—	—	1,980
Other	(2,855)	(14)	24	—	(2,845)

Net cash provided by financing activities	48,525	195,846	24	14	244,409

Net increase (decrease) in cash and cash equivalents	681	(7)	(477)	—	197
Effect of exchange rate changes on cash	—	—	(17)	—	(17)
Cash and cash equivalents, beginning of period	5,301	154	916	—	6,371

Cash and cash equivalents, end of period	$5,982	$147	$422	$—	$6,551

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Item 2 has been revised to reflect the restatement occurring subsequent to the filing of the original Quarterly Report on Form 10-Q/A.

Restatement of Previously Issued Financial Statements

We have restated our consolidated statements of operations, cash flows, and comprehensive loss for the three months ended March 31, 2003 and 2002 and our consolidated balance sheets as of March 31, 2003 and December 31, 2002. The restatement did not affect periods prior to 2002. The restatement is reported in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”) and is reported in this Amendment No. 2 to our Quarterly Report for the quarterly period ended March 31, 2003 and in amendments to our Quarterly Reports on Form 10-Q/A for the quarterly periods ended June 30, 2003 and September 30, 2003. The restatement corrects our revenue recognition of certain transactions, including specific product sales in 2003, that did not satisfy all of the revenue recognition conditions under FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”), and/or Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), increases reserves for product returns and records other adjustments to our revenue reserves for 2003, and reflects a different accounting treatment for our acquired products.

The following table summarizes the adjustments we have made to the financial information previously reported for the period ended March 31, 2003.

	Revenue	Pre-Tax Income	Net Income
	($ in millions, except per share data)
Consignment Sale / Reversal of Revenue:
Calcitriol	$(3.1)	$(2.0)	$(1.2)
AzaSan 75mg and 100 mg	(5.8)	(5.3)	(3.2)
Return Reserves:
Brethine (second-tier wholesaler)	(3.3)	(3.3)	(2.0)
Other products	(2.8)	(2.8)	(1.7)
Change in Accounting for Product Acquisitions		(2.2)	(1.4)
Change in Tax Rate (adjusted for rounding)			(0.1)

Total Adjustments	$(15.0)	$(15.6)	$(9.6)

Diluted loss per share			$(0.34)

In connection with our new product launches in the first quarter of 2003 of calcitriol and AzaSan 75 mg and 100 mg, initial launch quantities of these products were sold pursuant to “guaranteed sale” conditions under which we agreed to accept returned product six months after the date of purchase, if not resold by then. Revenue was recognized for these sales upon shipment without the establishment of any special reserves to account for these return rights. Because these launches were into new markets or were products with which we did not have applicable or analogous historical experience, and because most of the sales for these products had returns provisions inconsistent with our normal returns provisions, we have concluded that we did not have the ability to reasonably estimate returns, and that revenue for these sales should not have been recognized until all of the conditions of SFAS 48 were met.

Since all of the conditions of SFAS 48 had not been met for these sales of calcitriol and AzaSan 75mg and 100mg in the first quarter of 2003, revenue has been recorded as if the sales were consignments. Calcitriol revenues have been reduced by $3.1 million and AzaSan revenues have been reduced by $5.8 million. Under the consignment model, upon shipment of product we invoice the wholesaler, record deferred revenue at gross invoice sales price and classify the inventory held by the wholesalers as consignment inventory at our cost of such inventory. We will recognize revenue (net of discounts, rebates, sales allowances and accruals for returns) when the consignment inventory is sold by the wholesalers, as quantified using data from the wholesalers and other third-party information sources. We will continue to recognize revenue on these products on this basis until such time as we develop sufficient historical experience on which to reasonably estimate returns and all other conditions under SFAS 48 are met. The build-up of inventory to support the initial launches of these products increased our inventory by $2.6 million in the first quarter of 2003.

There were significant returns in the first quarter of 2004 from a second-tier wholesaler of our Brethine products that were inconsistent with our historical returns experience. A significant amount of these products was initially sold by us in the first quarter of 2003 and was acquired by the second-tier wholesaler in purchases from us and from one of our principal wholesalers. Based on our knowledge regarding the market factors affecting these requested returns, we now believe that this inventory was purchased by the wholesaler for a particular opportunity that did not materialize. A specific returns reserve of $3.3 million has been recorded in the first quarter of 2003 for these sales and for the related inventory in our restated financial statements.

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

Prior to 2003, the amount of actual product returns experienced by the Company had not been significant. As a result, actual returns were charged against revenue in the period they occurred and aggregate revenue reserves were evaluated quarterly to determine if they were sufficient to cover estimated chargebacks, rebates and related allowances, as well as the expected rate of returns, and adjusted as deemed necessary. In 2003, we began segregating our products return reserve, which prior thereto we believed was adequately covered by our aggregate revenue reserves for chargebacks, rebates and related allowances. We increased the level of detail included in our analyses to include analyzing inventory in the channel to determine remaining shelf life. Our returns reserve needs are primarily related to the number of months of inventory estimated to be in the distribution channel. Levels of inventory in the distribution channel are monitored and estimated based on information we purchase from the wholesalers, combined with active discussions between our sales personnel and the wholesalers we supply. In addition, our actual sales, returns and chargeback history are used to assess the reasonableness of the estimated number of months of inventory on hand at our wholesalers. The shelf life of products remaining in the distribution channel is estimated based on an analysis of each lot sold. Each batch has a specific expiration date. A review of the actual returns history is performed and the run rate of sales out of the distribution channel is estimated. Estimated product returns reserves are adjusted based on these reviews. Reserves may also be adjusted to reflect any significant changes in trends or based upon new information that we believe may affect the reserve needs. Allowances for new product introductions are estimated based on our experiences for similar products that we currently market and are adjusted as deemed necessary based on our experience with each product. Our reserve analysis also includes a review for the potential introduction of generic competition and the resulting impact on pricing and returns reserves. Existing reserves may be adjusted accordingly to reflect our estimate for any impact these factors may have. We continually monitor our assumptions with respect to our revenue reserves for product sales and modify them if necessary. In addition to the consignment sales described above, we have adjusted our net revenues in the first quarter of 2003 by increasing our returns reserve for other products by $2.8 million based on a historical returns analysis.

In addition to the 2003 adjustments identified above, we are restating our consolidated financial statements for the three-month periods ended March 31, 2003 and 2002 to treat each of our major product line acquisitions as acquisitions of assets that do not constitute a business. We have changed the accounting treatment used from treating the acquisitions as business combinations to treating them as asset acquisitions. Accordingly, no portion of the purchase price for these acquisitions is allocated to goodwill, and the amount previously allocated to goodwill is instead allocated to the other identifiable acquired assets, including assets with definite lives. As a result, our direct costs in the first quarter of 2002 are greater than the amount previously reported by $0.2 million due to the increase in amortization expense resulting from a greater amount of purchase price being allocated to assets with definite lives, and our directs costs in the first quarter of 2003 are greater than the amount we previously reported by $2.2 million.

Results of Operations

Our quarterly results have been, and we expect them to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, demand for our pharmaceutical product lines, the amount and timing of product returns, ability of contract manufacturers to supply conforming products on a timely basis, costs and results of ongoing and future litigation by and against us, progress of ongoing contracts, amounts recognized for licensing and royalty revenues, the commencement, completion or cancellation of large contracts, timing and amounts of start-up expenses for new facilities, timing and level of research and development expenditures, and changes in the mix of services. There have been no significant changes in our critical accounting policies previously disclosed in our 2003 Form 10-K. Because a large percentage of our fee-for-service operating costs are relatively fixed, variations in the timing and progress of large contracts, changes in the demand for our services and products, or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect our quarterly results. Accordingly, we believe that comparisons of our quarterly financial results may not be meaningful.

The following table presents the net revenues for each of our business units and our consolidated expenses and net income (loss), with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended March 31,
	2003		2002
		(dollars in thousands)
Net revenues:
Product sales	$24,965	51%	$20,177	44%
Product development	3,810	8	2,135	5
Development services	20,212	41	23,308	51

	$48,987	100%	$45,620	100%

Direct costs (excluding depreciation)	$23,274	48%	$21,683	48%
Selling	7,734	16	4,274	9
General and administrative	10,030	20	8,755	19
Research and development	4,486	9	4,378	10
Depreciation	1,888	4	1,677	4
Income from operations	1,575	3	4,853	11
Loss from extinguishment of debt	—	—	(8,053)	(18)
Interest expense, net	(5,550)	(11)	(1,823)	(4)
Other income (expense), net	(83)	—	134	—
Benefit from income taxes	(1,590)	(3)	(1,513)	(3)
Net loss	(2,468)	(5)	(3,376)	(7)

First Quarter 2003 Compared to First Quarter 2002

Our consolidated net revenues for the quarter ended March 31, 2003 increased 7% to $49.0 million, from $45.6 million in the first quarter of 2002. Net revenues from product sales increased to $25.0 million in 2003, from $20.2 million in 2002, primarily due to contributions from our Darvon and Darvocet products, which we acquired at the end of the first quarter of 2002, and a significant price increase in our injectable Brethine product that was implemented in June 2002. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $0.7 million and $3.0 million to net revenues from product sales in the first quarters of 2003 and 2002, respectively.

Net revenues from product development increased 78% in the first quarter of 2003 to $3.8 million, or 8% of net revenues, from $2.1 million, or 5% of net revenues, in 2002, primarily due to royalties under our significant development agreement, which increased from $1.3 million in the first quarter of 2002 to $3.5 million in the first quarter of 2003. This development agreement is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2003 Form 10-K.

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

The following table sets forth our gross revenues and the amount of dilution to revenues resulting from allowances for customer credits, including discounts, rebates, chargebacks, product returns and other allowances.

	Three Months Ended
	March 31,
	2003	2002
Gross revenues	$67,275	$52,184
Allowance for customer credits	18,288	6,564

Net revenues	$48,987	$45,620

The increase in allowance for customer credits in the first quarter of 2003 relates primarily to a specific returns reserve of $3.3 million recorded in the first quarter of 2003 with respect to sales to a second-tier wholesaler of our Brethine products that resulted in returns that were inconsistent with our historical returns experience, and to additional chargeback reserve requirements in the first quarter of 2003 for sales of our Brethine products. These chargeback reserves were required due to the inclusion of our Brethine products in our group purchasing organization contracts in the third quarter of 2002.

Direct costs (excluding depreciation and royalty expense) increased $1.6 million, or 7%, to $23.3 million in the first quarter of 2003, from $21.7 million in the same period in 2002. This increase in direct cost dollars resulted from an increase in amortization expense of $2.6 million related to product rights for acquired products, which was partially offset by a $1.5 million decrease in direct costs of our development services division. Direct costs as a percentage of net revenues were 48%, the same for the first quarters of both 2002 and 2003.

Selling expenses increased 81% in the first quarter of 2003 to $7.7 million, or 16% of net revenues, from $4.3 million, or 9% of net revenues, in 2002. This increase is primarily due to expenses incurred by our product sales business associated with developing our product sales force, marketing and promoting our new products and maintaining and enhancing distribution channels. As of March 31, 2003, our pharmaceutical sales force was approximately 80, as compared to 20 at March 31, 2002.

General and administrative costs increased 15% in the first quarter of 2003 to $10.0 million, or 20% of net revenues, from $8.8 million, or 19% of net revenues, in 2002. This increase was primarily due to expenses related to the management build-up for our product sales business.

Research and development expenses were approximately $4.5 million, or 9% of net revenues, in the first quarter of 2003, a slight increase from $4.4 million, or 10% of net revenues, in 2002. In the first quarter of 2003, the significant project spending related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products.

Consolidated income from operations was $1.6 million in the first quarter of 2003, or $3.3 million lower than the prior year. This decrease was primarily due to our increased selling, general and administrative spending to support our product sales business, product rights amortization and decreases in revenues in our development services business, partially offset by increases in our product sales and product development revenues.

Income from operations for our product sales business was $7.3 million in the first quarter of 2003, compared to $8.8 million in the first quarter of 2002. This decrease was attributable to the increased selling expenses discussed above and the increased product rights amortization expense, partially offset by the revenues from our Darvon and Darvocet product lines, which we acquired at the end of the first quarter of 2002.

Income from operations for our product development business was $3.8 million in the first quarter of 2003, compared to income from operations of $2.1 million in 2002. This change resulted from the increased revenues from our significant development agreement, as discussed above.

Income from operations for our development services revenues business was $0.3 million in the first quarter of 2003, compared to $1.8 million in the first quarter of 2002. This decrease is primarily due to the decline in revenues and increase in direct costs, as described above.

Unallocated corporate expenses increased in the first quarter of 2003 to $5.3 million, from $3.4 million in 2002. This higher level was due to additions to our corporate infrastructure to accommodate the expansion of our overall business. As a percentage of net revenues, unallocated corporate expenses in the first quarter of 2003 increased to 11%, from 7% in the first quarter of 2002.

Net interest expense increased to $5.6 million in the first quarter of 2003, from $1.8 million in 2002. This $3.8 million increase was primarily attributable to the borrowings that funded our product line acquisitions in the first quarter of 2002.

A loss from the extinguishment of debt of $8.1 million was recorded in the first quarter of 2002. This loss was due to the write-off of deferred financing and other costs related to our prior debt facilities that were refinanced in March 2002.

Liquidity and Capital Resources

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in the first quarter of 2003 was $15.3 million, compared to cash flow used in operations of $16.8 million in the first quarter of 2002. This change was primarily due to positive changes in working capital. In addition, the first quarter of 2002 included $13.1 million of prepaid financing fees related to our senior credit facility and senior subordinated notes, which did not recur in the first quarter of 2003.

Cash used in investing activities was $3.9 million in the first quarter of 2003, which included $3.2 million for capital spending. Cash used in investing activities was $227.5 million in the first quarter of 2002, which included $211.4 million related to our 2002 acquisition of the Darvon and Darvocet branded product lines, and $14.1 million for the purchase of assets formerly covered by our tax retention operating lease, including our corporate headquarters in Wilmington, N.C. and a laboratory and clinical facility in Chapel Hill, N.C.

Net cash used in financing activities during the first quarter of 2003 was $7.2 million, primarily representing debt payments of $8.5 million partially offset by $0.4 million of interest rate swap proceeds and $0.4 million in proceeds from the issuance of common stock related to the exercise of stock options.

On March 28, 2002, we acquired the U.S. rights to the Darvon and Darvocet branded product lines and existing inventory from Eli Lilly and Company for $211.4 million in cash. In connection with the acquisition, we entered into a $175 million senior credit facility, issued $175 million of senior subordinated notes due 2010, repaid all $78 million of borrowings outstanding under our prior senior credit facilities, and terminated our tax retention operating lease and purchased the underlying properties.

At March 31, 2003, our $175 million senior secured credit facility consisted of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility was scheduled to be amortized over the full five-year term. The senior facility was subsequently reduced due to the early repayments we made under the term loan facility. The availability of borrowings under our revolving credit facility is not limited by a borrowing base. Our senior credit facility provided for variable interest rates based on LIBOR or an alternate base rate, at our option. Such facility was guaranteed by all of our domestic subsidiaries and secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries, and 65% of the stock of our material foreign subsidiaries. Our senior credit facility required the payment of certain commitment fees based on the unused portion of the revolving credit facility and could be prepaid at our option at any time without a premium.

Under the terms of the credit agreement for our senior credit facility, we were required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, we were not in compliance with some of these covenants at March 31, 2003. See Notes 1 and 6 to our 2003 Form 10-K for additional discussion and a description of our new senior credit facility that has replaced the credit facility in effect at March 31, 2003.

On March 28, 2002, we issued $175 million of senior subordinated unsecured notes due 2010, which had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. At March 31, 2003, these notes were not secured. Prior to March 28, 2005, up to

35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to a covenant relating to incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, we were not in compliance with some of these covenants at March 31, 2003. See Note 6 to our 2003 Form 10-K for additional discussion and a description of the consent solicitation approved in April 2004 that waived all then existing defaults under such indenture (including those in effect at March 31, 2003).

Concurrent with the issuance of our senior subordinated notes, we entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, we sold the then outstanding interest rate hedging agreement for $2.3 million and replaced it with a similar interest rate hedging agreement. The amount we received, less the interest benefits earned through the date of sale, has been recorded as a premium to the carrying amount of the notes and is being amortized into interest income over their remaining life. At March 31, 2003, we had an interest rate hedging agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 6.94%. On March 31, 2003, 6-month LIBOR was 1.23%, giving us an estimated all-in rate of 8.17%. The terms of the interest rate hedging agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument.

At March 31, 2003, our M.V.I. and Aquasol product line acquisition agreement provided for us to pay the second of two $1.0 million guaranteed payments in August 2003, a contingent payment of $2.0 million that was potentially due in August 2003 and a future contingent payment of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulation by the FDA. For information about a subsequent amendment to this agreement and subsequent developments related to our payment obligations thereunder, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2003 Form 10-K. In addition, we may have to make contingent payments of $4.7 million over four years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At March 31, 2003, these contingent payment obligations, including the contingent payments potentially due in connection with the acquisition of the M.V.I. and Aquasol product lines, had not yet been recorded as a liability on our consolidated balance sheet. At March 31, 2003, we had $5.9 million of principal repayments due in the next twelve months under our senior credit facility. We made interest payments on the senior subordinated notes of $9.6 million in April 2003 and $9.6 million in October 2003. The April interest payment was reduced by approximately $0.3 million received under our interest rate hedging agreement. The October 2003 interest payment was offset by approximately $1.9 million received under our interest rate hedging agreement.

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

Forward-Looking Statements, Risk Factors and “Safe Harbor” Language

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “intend,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this document include statements about future financial and operating results, including the anticipated financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities for existing products, plans and objectives of management and markets for our common stock. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties, including the matters noted above, that could cause actual results to differ materially from those described in the forward-looking statements. These statements are not guarantees of future performance, involve certain risks, uncertainties and assumptions that are difficult to predict, and are based upon assumptions as to future events that may not prove accurate. Therefore, actual outcomes and results may differ materially from what is expressed in the forward-looking statement. In any forward-looking statement in which we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished. Additional risks and uncertainties pertaining to the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	demand by consumers for our products and the products we produces for others;

•	the prices that we can obtain for such products;

•	the level of product and price competition;

•	competitive new product introductions, including generic competition;

•	distributors’ and wholesalers’ ordering patterns;

•	levels of our products in the distribution channels;

•	the outcome and costs of governmental investigations;

•	the outcome and costs of litigation brought by and against us;

•	timely success in product development and regulatory approvals for new products and line extensions;

•	actions by the FDA in connection with submissions related to our products or those of our competitors;

•	other governmental regulations and actions affecting our products or those of our competitors;

•	third-party payer decisions and actions affecting our products or those of our competitors; and

•	developments in patent or other proprietary rights owned by us or others.

Additional factors that may cause the actual results to differ materially are discussed in our recent filings with the SEC, including, but not limited to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors and Forward Looking Statements” of our 2003 Form 10-K, our Current Reports on Form 8-K, and other periodic filings. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.

We do not undertake any obligation to (and expressly disclaim any obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Item 4. Controls and Procedures

The Company has carried out an evaluation, under the supervision and with the participation of its newly appointed Chief Executive Officer and interim Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2003, which includes the period covered by this Quarterly Report on Form 10-Q/A. Disclosure controls and procedures are to be designed to ensure that material information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis. As a result of that review, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of December 31, 2003 and for the year then ended, including the period covered by this Quarterly Report on Form 10-Q/A, the Company’s disclosure controls and procedures were not adequate.

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

In addition, in April 2004, in connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2003, the Company’s independent auditors identified and communicated to the Company and the Audit Committee two “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company’s accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters. The material weaknesses were with respect to the calculation and procedures for the analysis of revenue reserves for product sales and lack of procedures for timely communications from the Legal Department and operating divisions to the Finance Department impairing the ability to properly evaluate the accounting treatment for certain transactions the Company had entered into and assess the impact of such transactions in a timely manner. In addition, at that time, the Company’s independent auditors identified and communicated to the Company and the Audit Committee a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company’s internal controls over its financial reporting for investments. The reportable condition identified the Company’s failure to perform a formal review of its investments and its failure to timely record patents or trademarks or to timely analyze the patents and trademarks for usefulness and possible impairment.

In view of the fact that the financial information presented in this Quarterly Report on Form 10-Q/A was prepared in the absence of adequate internal controls over financial reporting, the Company devoted a significant amount of time and resources to the analysis of the financial information and documentation underlying the financial statements contained in this Quarterly Report, resulting in the restatement of certain interim financial information. In particular, the Company reviewed significant product sales transactions to confirm the terms of the transaction and our accounting for the transaction, including whether all criteria for the recognition of revenue had been satisfied and whether we had properly estimated allowances for returns and other customer credits. In addition, the Company reviewed in detail each of the matters identified by the Special Committee of the Company’s Board of Directors and its independent counsel and independent forensic accountants. The investigation of the Special Committee is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Special Committee Investigation” of the Company’s 2003 Form 10-K.

In light of the foregoing, the Company has taken the following actions, in addition to those described above, after the end of 2003 to address the deficiencies as described above:

•	reassigned all financial controllers from operating units into the Finance Department reporting to the Company’s Controller and Chief Accounting Officer who reports directly to the Chief Financial Officer;

•	commenced a company-wide education effort regarding our Code of Conduct and contract-approval policies;

•	implemented a more vigorous contract-approval process;

•	implemented formal revenue recognition protocols and training programs; and

•	contracted with a third-party consulting group, FTI Consulting, to provide transitional management services in the area of operations and finance.

In addition, since December 31, 2003, the Company’s then Chief Executive Officer, Chief Operating Officer and Chief Financial Officer have left the Company. In March of 2004, Dr. Sancilio, the Company’s Executive Chairman and Chief Scientific Officer, was appointed Chief Executive Officer, and Gregory F. Rayburn, a senior managing director with FTI Consulting, was appointed Interim Chief Operating Officer. In April 2004, Timothy R. Wright was appointed President of the Company’s Pharmaceuticals Products Division. Gina Gutzeit, a senior managing director with FTI Consulting, was appointed as interim Chief Financial Officer in May 2004.

The Company is fully committed to implementing controls identified by the Company’s independent auditors and the Special Committee. The Company’s efforts to strengthen its financial and internal controls continue, and the Company expects to complete remediation of the material weaknesses and reportable condition identified by its independent auditors by the end of 2004.

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

Under the terms of the credit agreement for our senior credit facility in effect at March 31, 2003, we were required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, we were not in compliance with some of these covenants at March 31, 2003. See Notes 1 and 6 to our 2003 Form 10-K for additional discussion and a description of our new senior credit facility that has replaced the credit facility in effect at March 31, 2003.

Under the terms of the indenture for our $175 million senior subordinated notes due 2010, we are required to comply with various covenants including, but not limited to a covenant relating to incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, we were not in compliance with some of these covenants at March 31, 2003. See Note 6 to our 2003 Form 10-K for additional discussion and a description of the consent solicitation approved in April 2004 that waived all then existing defaults under such indenture (including those in effect at March 31, 2003).

Item 6. Exhibits and Reports on Form 8-K

Exhibits:

A list of the exhibits required to be filed as part of this Quarterly Report on Form 10-Q/A is set forth in the “Exhibit Index”, which immediately precedes such exhibits, and is incorporated herein by reference.

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

aaiPharma Inc.

Date:	June 24, 2004	By:	/s/ Frederick D. Sancilio

Frederick D. Sancilio, Ph.D.
Executive Chairman of the Board,
Chief Executive Officer

Date:	June 24, 2004	By:	/s/ Gina Gutzeit

Gina Gutzeit
Interim Chief Financial Officer

aaiPharma Inc.

Exhibit Index

Exhibit
No.	Description
31.1	Certification pursuant to Exchange Act Rule 13a – 14(a) of Frederick D. Sancilio

31.2	Certification pursuant to Exchange Act Rule 13a – 14(a) of Gina Gutzeit

32.1	Certification pursuant to 18 U.S.C. Section 1350