Form 10-Q/A
period 2003-06-30
AAIPHARMA INC
filed 2004-06-24
CIK 1013243

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

The number of shares of the Registrant’s common stock outstanding, as of June 30, 2003 was 27,698,099 shares.

Explanatory Note:

This Amendment No. 1 to aaiPharma Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 includes unaudited restated consolidated financial statements for the three and six months ended June 30, 2003 and 2002 and an audited restated consolidated balance sheet at December 31, 2002. The accompanying restated consolidated financial statements and supplementary data, including the notes to the accompanying restated consolidated financial statements, have been revised to reflect the restatement occurring subsequent to the filing of the original Quarterly Report on Form 10-Q for the period ended June 30, 2003. The restatement impacts the first three quarters of 2003 and each quarter of 2002. The restated amounts for the first and third quarters of 2003 and 2002 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and September 30, 2003.

This restatement:

•	corrects the recognition of revenue for certain transactions in the first half of 2003 that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 and/or SAB 101,

•	increases reserves for product returns and makes other adjustments to our revenue reserves in the first half of 2003, and

•	with respect to 2002 and 2003, changes the accounting for our major product line acquisitions which had been accounted for as business combinations to treat such acquisitions as acquisitions of assets that do not constitute a business.

The restatement adjustments decreased our net revenues and diluted earnings per share for the three and six months ended June 30, 2003 by approximately $4.7 million and $19.7 million or $0.16 per share and $0.49 per share, respectively. The restatement adjustments decreased our diluted earnings per share for the three and six months ended June 30, 2002 by approximately $0.04 and $0.05 per share, respectively. For further discussion, see our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”), Item 7, which discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments.

This Quarterly Report on Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Items 3 and 6 of Part II of the original Quarterly Report on Form 10-Q, and no other information included in the original Quarterly Report on Form 10-Q is amended hereby.

For a discussion of events and developments subsequent to June 30, 2003 through the filing on June 15, 2004 of our 2003 Form 10-K, see our 2003 Form 10-K. This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003 has not been updated to reflect any events or developments occurring subsequent to June 15, 2004. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this amendment includes only those items of the Quarterly Report on Form 10-Q affected by our restatement.

The terms “we”, “us” or “our” in this Quarterly Report on Form 10-Q/A include aaiPharma Inc., its corporate predecessors and its subsidiaries, except where the context may indicate otherwise. Our corporation was incorporated in 1986, although its corporate predecessor was founded in 1979.

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

On June 30, 2003 we owned the following registered and unregistered trademarks referenced herein: Darvon®, Darvon-N®, Darvocet-N®, M.V.I.®, M.V.I.-12®, M.V.I. Pediatric®, M.V.I. Adult™, Aquasol®, Aquasol A®, Aquasol E®, Brethine®, ProSorb-D™, AzaSanTM, aaiPharma®, and AAI®. Unless the context otherwise requires, references in this document to Darvon are to Darvon® and Darvon-N® collectively and references to Darvocet are to Darvocet-N®. Unless the context otherwise requires, references in this document to M.V.I. are to M.V.I.-12®, M.V.I. Pediatric®, and M.V.I. Adult™, collectively, and references in this document to Aquasol are to Aquasol A® and Aquasol E®, collectively. All references in this document to any of these terms lacking the “®” or “TM” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

aaiPharma Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The restated consolidated financial statements and supplementary data, including the notes to the restated financial statements, set forth in this Item 1, have been revised to reflect the restatement occurring subsequent to the filing of the original Quarterly Report on Form 10-Q.

aaiPharma Inc.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net revenues:
Product sales	$41,097	$34,673	$66,062	$54,850
Product development (royalties and fees)	3,897	6,469	7,707	8,604
Development services	21,102	20,305	41,314	43,613

	66,096	61,447	115,083	107,067

Operating costs and expenses:
Direct costs (excluding depreciation):
Product sales (includes product rights amortization of $2,969, $2,968, $5,937 and $3,301)	15,987	11,303	27,257	19,441
Development services	12,377	12,756	24,381	26,301

Total direct costs	28,364	24,059	51,638	45,742
Selling expenses	8,201	5,710	15,935	9,984
General and administrative expenses	11,289	10,161	21,319	18,916
Research and development	5,588	5,486	10,074	9,864
Depreciation	1,947	1,908	3,835	3,585
Royalty expense	127	—	127	—

Total operating costs and expenses	55,516	47,324	102,928	88,091

Income from operations	10,580	14,123	12,155	18,976
Other income (expense):
Interest, net	(4,931)	(6,553)	(10,481)	(8,376)
Loss from extinguishment of debt	—	—	—	(8,053)
Other income (expense), net	226	69	143	203

	(4,705)	(6,484)	(10,338)	(16,226)

Income before income taxes	5,875	7,639	1,817	2,750
Provision for income taxes	2,383	2,890	793	1,377

Net income	$3,492	$4,749	$1,024	$1,373

Basic earnings per share	$0.13	$0.17	$0.04	$0.05

Weighted average shares outstanding	27,621	27,365	27,590	27,236

Diluted earnings per share	$0.12	$0.17	$0.04	$0.05

Weighted average shares outstanding	28,682	28,565	28,643	28,580

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

RESTATED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,132	$6,532
Accounts receivable, net	31,469	29,467
Work-in-progress	12,249	10,515
Inventories, net	16,974	17,004
Deferred tax assets	1,271	1,271
Prepaid and other current assets	6,342	6,362

Total current assets	76,437	71,151
Property and equipment, net	55,968	53,125
Goodwill, net	12,345	11,378
Intangible assets, net	276,348	281,669
Other assets	13,318	16,179

Total assets	$434,416	$433,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,553	$5,921
Accounts payable	17,229	17,671
Customer advances	18,726	15,051
Accrued wages and benefits	7,263	6,718
Interest payable	5,026	5,232
Deferred product revenue	11,729	—
Other accrued liabilities	4,629	5,201

Total current liabilities	71,155	55,794
Long-term debt, less current portion	259,271	277,899
Deferred tax liability	2,316	3,840
Other liabilities	2,281	715
Stockholders’ equity:
Common stock	28	27
Paid-in capital	80,140	79,049
Retained earnings	17,420	16,396
Accumulated other comprehensive income (loss)	1,805	(218)

Total stockholders’ equity	99,393	95,254

Total liabilities and stockholders’ equity	$434,416	$433,502

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$1,024	$1,373
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	9,772	6,886
Write-off of deferred financing and other costs	—	8,053
Other	(78)	117
Changes in operating assets and liabilities:
Accounts receivable, net	(1,766)	(13,427)
Work-in-progress	(1,319)	(761)
Inventories, net	94	(275)
Prepaid and other assets	1,038	(12,970)
Accounts payable	(607)	(32)
Customer advances	3,437	3,413
Interest payable	(206)	6,245
Deferred product revenue	11,729	—
Accrued wages and benefits and other accrued liabilities	(2,385)	(893)

Net cash provided by (used in) operating activities	20,733	(2,271)

Cash flows from investing activities:
Purchases of property and equipment	(6,482)	(4,402)
Purchase of property and equipment previously leased	—	(14,145)
Proceeds from sales of property and equipment	389	—
Acquisitions of product rights and other intangibles	(600)	(211,997)
Other	(287)	(153)

Net cash used in investing activities	(6,980)	(230,697)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	245,328
Payments on long-term borrowings	(17,000)	(18,400)
Proceeds from interest rate swaps, net	2,678	3,426
Proceeds from stock option exercises	1,091	3,031
Other	1,018	(2,685)

Net cash (used in) provided by financing activities	(12,213)	230,700

Net increase (decrease) in cash and cash equivalents	1,540	(2,268)
Effect of exchange rate changes on cash	60	109
Cash and cash equivalents, beginning of period	6,532	6,371

Cash and cash equivalents, end of period	$8,132	$4,212

Supplemental information, cash paid for:
Interest	$12,142	$2,547

Income taxes	$2,979	$1,947

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

RESTATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net income	$3,492	$4,749	$1,024	$1,373
Currency translation adjustments	1,292	1,512	2,023	1,337

Comprehensive income	$4,784	$6,261	$3,047	$2,710

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

Notes to Restated Consolidated Financial Statements
(Unaudited)

1. Basis of presentation and other matters

The accompanying unaudited restated consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These restated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated restated financial information as of December 31, 2002 has been derived from audited financial statements; certain amounts for the three and six months ended June 30, 2002 have been reclassified for consistent presentation with current year financial statements. On January 30, 2003, aaiPharma’s Board of Directors approved a 3-for-2 stock split of the Company’s common shares. On March 10, 2003, each stockholder received one additional share of common stock for every two shares they owned on the record date of February 19, 2003. All share and per share amounts have been restated to reflect the stock split for all periods presented. Users of this interim financial information should read the audited financial statements for the preceding fiscal year, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim restated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. Under APB 25, if the exercise price of the Company’s stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation cost for the Company’s plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123, the Company’s net income and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net income, as reported	$3,492	$4,749	$1,024	$1,373
Pro forma stock-based compensation cost, net of tax	1,805	1,376	3,049	2,483
Pro forma net income (loss)	1,687	3,373	(2,625)	(1,110)
Earnings (loss) per share:
As reported -
Basic	$0.13	$0.17	$0.04	$0.05
Diluted	$0.12	$0.17	$0.04	$0.05
Pro forma -
Basic	$0.06	$0.12	$(0.10)	($0.04)
Diluted	$0.06	$0.12	$(0.10)	($0.04)

2. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated statements of operations, cash flows, and comprehensive income for the three and six months ended June 30, 2003 and 2002 and its consolidated balance sheets as of June 30, 2003 and December 31, 2002. The restatement does not affect periods prior to 2002. The restatement, among other things, corrects the Company’s accounting treatment of certain transactions that did not satisfy all of the conditions of FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”) and/or Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) or were subsequently deemed to involve subjective determinations for which the Company has determined alternative accounting treatments should be used. Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the three and six months ended June 30, 2003 and 2002.

The following table presents the impact of the restatement adjustments described below on net income for the three and six months ended June 30, 2003 and 2002:

	Net Income for the		Net Income for the
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
	(In thousands)
As previously reported	$7,988	$6,104	$15,144	$2,854
Consignment sale / reversal of revenue (i)	(779)	—	(5,136)	—
Returns reserves (ii)	(1,981)	—	(5,659)	—
Intangible asset amortization (iii)	(1,356)	(1,371)	(2,712)	(1,577)
Change in tax rate (iv)	(380)	16	(613)	96

As restated	$3,492	$4,749	$1,024	$1,373

The adjustments to restate the 2002 and 2003 quarterly periods relate to the following:

(i)	for 2003, the correction of the Company’s revenue recognition of certain transactions, including specific product sales in the first half of 2003, that did not satisfy all of the conditions for recognition of revenue under SFAS 48 and/or SAB 101,

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

The following table presents the impact of the restatement adjustments on the Company’s previously reported results for the three and six months ended June 30, 2003 and 2002 on a condensed basis:

	Three Months Ended		Six Months Ended
	June 30, 2003		June 30, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands, except per share data)
Statements of operations:
Net revenues	$70,751	$66,096	$134,781	$115,083
Total costs and expenses	62,763	62,604	119,637	114,059

Net income	$7,988	$3,492	$15,144	$1,024

Basic earnings per share	$0.29	$0.13	$0.55	$0.04

Diluted earnings per share	$0.28	$0.12	$0.53	$0.04

	Three Months Ended		Six Months Ended
	June 30, 2002		June 30, 2002
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands, except per share data)
Statements of operations:
Net revenues	$61,447	$61,447	$107,067	$107,067
Total costs and expenses	55,343	56,698	104,213	105,694

Net income	$6,104	$4,749	$2,854	$1,373

Basic earnings per share	$0.22	$0.17	$0.10	$0.05

Diluted earnings per share	$0.21	$0.17	$0.10	$0.05

	June 30, 2003		December 31, 2002
	As Previously	As	As Previously	As
	Reported	Restated	Reported	Restated
	(In thousands)
Balance sheets:
ASSETS
Current assets:
Cash and cash equivalents	$8,132	$8,132	$6,532	$6,532
Accounts receivable, net	39,438	31,469	29,467	29,467
Inventory, net	15,349	16,974	17,004	17,004
Other current assets	19,862	19,862	18,148	18,148

Total current assets	82,781	76,437	71,151	71,151
Goodwill, net	211,759	12,345	210,792	11,378
Intangible assets, net	88,168	276,348	89,078	281,669
Other assets	69,286	69,286	69,304	69,304

Total assets	$451,994	$434,416	$440,325	$433,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred product revenue	$—	$11,729	$—	$—
Current liabilities	61,502	59,426	55,794	55,794
Long-term debt, less current portion	259,271	259,271	277,899	277,899
Deferred tax liability	11,231	2,316	6,467	3,840
Other liabilities	2,281	2,281	715	715
Stockholders’ equity	117,709	99,393	99,450	95,254

Total liabilities and stockholders’ equity	$451,994	$434,416	$440,325	$433,502

3. Earnings per share

Basic earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings per share are computed assuming that the weighted average number of common shares was increased by the conversion of stock options issued to employees and members of the Company’s Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were converted to shares and issued, unless their inclusion would be anti-dilutive. In the three and six months ended June 30, 2003 and 2002, 1,729,557, 1,587,487, 1,581,607 and 1,243,033 options, respectively, were excluded as they were anti-dilutive. In each period presented, the net income (the “numerator”) is the same for both basic and diluted per share computations.

The following table provides a reconciliation of the denominators for the basic and diluted earnings per share computations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Basic earnings per share:
Weighted average number of shares	27,621	27,365	27,590	27,236
Effect of dilutive securities:
Stock options	1,061	1,200	1,053	1,344

Diluted earnings per share:
Adjusted weighted average number of shares and assumed conversions	28,682	28,565	28,643	28,580

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

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Net revenues:
Product sales	$41,097	$34,673	$66,062	$54,850
Product development	3,897	6,469	7,707	8,604
Development services	21,102	20,305	41,314	43,613

	$66,096	$61,447	$115,083	$107,067

United States	$61,351	$61,352	$105,670	$104,701
Germany	5,232	3,290	10,543	6,914
Other	283	197	608	396
Less intercompany	(770)	(3,392)	(1,738)	(4,944)

	$66,096	$61,447	$115,083	$107,067

Income from operations:
Product sales	$17,883	$18,589	$25,202	$27,374
Product development	3,897	6,469	7,707	8,604
Development services	(208)	(684)	123	1,102

	21,572	24,374	33,032	37,080
Research and development	(5,698)	(5,596)	(10,284)	(10,073)
Corporate	(5,294)	(4,655)	(10,593)	(8,031)

	$10,580	$14,123	$12,155	$18,976

United States	$10,401	$14,568	$11,268	$19,439
Germany	291	(288)	1,020	(212)
Other	(112)	(157)	(133)	(251)

	$10,580	$14,123	$12,155	$18,976

Depreciation and amortization:
Product sales	$3,069	$3,179	$6,260	$3,638
Development services	1,211	1,000	2,238	1,941
Product development	109	110	209	209
Corporate	527	587	1,065	1,098

	$4,916	$4,876	$9,772	$6,886

	June 30,	December 31,
	2003	2002
Total assets:
Product sales	$338,833	$340,773
Product development	7,931	6,024
Development services	48,405	49,952
Corporate	39,247	36,753

	$434,416	$433,502

United States	$408,791	$411,174
Germany	23,935	21,167
Other	1,690	1,161

	$434,416	$433,502

Goodwill, net:
Development services	$12,345	$11,378

5. Transactions with related parties

The Company has revenue, accounts receivable and work-in-progress with Aesgen, Inc. (“Aesgen”) and Endeavor Pharmaceuticals, Inc. (“Endeavor”). Both Endeavor and Aesgen were organized by aaiPharma Inc., its principal shareholders and others, and continued to be related parties at June 30, 2003. No revenues were recognized from Aesgen for the three and six months ended June 30, 2003. Revenues recognized from Aesgen totaled $0.2 million and $0.3 million for the three and six months ended June 30, 2002. Services performed by the Company for Aesgen are covered by a Subscription Agreement, whereby the Company has agreed to receive Aesgen preferred stock in lieu of cash for the services performed. In February 2002, the Company acquired a calcitriol product from Aesgen, under an agreement which included potential royalty payments. The Company launched its calcitriol product in March 2003 and expensed potential royalties of $0.1 million under that agreement in both the three and six months ended June 30, 2003. Revenues recognized from Endeavor totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2003, and were $0.7 million and $1.0 million for the three and six months ended June 30, 2002, respectively. Certain services performed by the Company for Endeavor are covered by a Securities Payment Agreement between the Company and Endeavor, whereby the Company receives Endeavor preferred stock in lieu of cash for services performed. At June 30, 2003, we had no accounts receivable or work-in-progress related to Aesgen, and had approximately $0.7 million of accounts receivable and work-in-progress related to Endeavor.

6. Inventories, net

The following table presents the components of inventories:

	June 30,	December 31,
	2003	2002
	(In thousands)
Finished goods (including consigned inventory of $1,611 in 2003)	$12,840	$11,110
Work-in-process	448	1,866
Raw materials and supplies	4,751	4,749
Inventory reserves	(1,065)	(721)

Total inventories, net	$16,974	$17,004

7. Debt

The following table presents the components of current maturities of long-term debt:

	June 30,	December 31,
	2003	2002
	(In thousands)
Current maturities of long-term debt	$6,553	$5,921

The following table presents the components of long-term debt:

	June 30,	December 31,
	2003	2002
	(In thousands)
U.S. bank term loan	$46,000	$50,000
U.S. revolving credit facility	34,500	47,500
11% senior subordinated notes due 2010, net of original issue discount	174,035	173,963
Interest rate swap monetization deferred income	13,164	10,486
Fair value of interest rate swap	(1,875)	1,871
Less current maturities of long-term debt	(6,553)	(5,921)

Total long-term debt due after one year	$259,271	$277,899

In March 2002, the Company entered into a $175 million senior secured credit facility consisting of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility was scheduled to be amortized over the full five-year term. The senior credit facility was subsequently reduced due to early repayments made under the term loan facility. The availability of borrowings under the revolving credit facility was not limited by a borrowing base. At June 30, 2003, the Company had unused availability under the revolving credit facility of $40.5 million. The senior credit facility provided for variable interest rates based on LIBOR or an alternate base rate, at the Company’s option. On June 30, 2003, 30-day LIBOR was 1.12%. Such facility was guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The senior credit facility required the payment of certain commitment fees based on the unused portion of the revolving credit facility and may be prepaid at any time without a premium.

Also in March 2002, the Company issued $175 million of senior subordinated notes due April 1, 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. At June 30, 2003, these notes had a fixed interest rate of 11% per annum and were guaranteed on a subordinated basis by all existing domestic subsidiaries and all future domestic subsidiaries that are owned 80% or more by the Company. At June 30, 2003, the notes were not secured. Prior to the third anniversary of the date of issuance of the notes, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. On or after the fourth anniversary of the date of issuance of the notes, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%.

Concurrent with the issuance of the senior subordinated notes, the Company entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, and again on June 23, 2003, the Company sold the then outstanding interest rate hedging agreement for $2.3 million and $3.7 million, respectively, and replaced it with a similar interest rate hedging agreement. The amounts received, less the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life. At June 30, 2003, the Company had an interest rate hedging agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 7.41%. On June 30, 2003, 6-month LIBOR was 1.12%, giving the Company an estimated all-in rate of 8.53%. The terms of the interest rate hedging agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument.

Under the terms of the senior secured credit facility and the senior subordinated notes, the Company was required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurring additional indebtedness. After giving effect to the restatement described in Note 2, the Company was not in compliance with the covenants at June 30, 2003. The Company has since replaced its senior secured credit facility and received waivers of any defaults under its senior subordinated notes (see Notes 1 and 6 to the Company’s Annual Report of Form 10-K for the year ended December 31, 2003 for additional discussion).

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
RESTATED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$11,631	$49,721	$5,514	$(770)	$66,096
Equity earnings from subsidiaries	12,444	—	—	(12,444)	—

Total revenues	24,075	49,721	5,514	(13,214)	66,096

Operating costs and expenses:
Direct costs (excluding depreciation)	6,528	19,096	3,420	(680)	28,364
Selling	1,637	5,955	609	—	8,201
General and administrative	8,070	2,210	1,009	—	11,289
Research and development	—	5,588	—	—	5,588
Depreciation	1,345	306	296	—	1,947
Royalty expense	—	127	—	—	127

	17,580	33,282	5,334	(680)	55,516

Income (loss) from operations	6,495	16,439	180	(12,534)	10,580
Other income (expense):
Interest, net	(352)	(4,581)	2	—	(4,931)
Net intercompany interest	(520)	564	(44)	—	—
Other income (expense), net	220	13	(7)	—	226

	(652)	(4,004)	(49)	—	(4,705)

Income (loss) before income taxes	5,843	12,435	131	(12,534)	5,875
Provision for income taxes	2,351	32	—	—	2,383

Net income (loss)	$3,492	$12,403	$131	$(12,534)	$3,492

aaiPharma Inc.
RESTATED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2002
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$13,936	$47,416	$3,487	$(3,392)	$61,447
Equity earnings from subsidiaries	14,617	—	—	(14,617)	—

Total revenues	28,553	47,416	3,487	(18,009)	61,447

Operating costs and expenses:
Direct costs (excluding depreciation)	8,974	15,753	2,515	(3,183)	24,059
Selling	1,670	3,622	418	—	5,710
General and administrative	7,416	2,013	732	—	10,161
Research and development	169	5,317	—	—	5,486
Depreciation	1,379	260	269	—	1,908

	19,608	26,965	3,934	(3,183)	47,324

Income (loss) from operations	8,945	20,451	(447)	(14,826)	14,123
Other income (expense):
Interest, net	566	(7,139)	20	—	(6,553)
Net intercompany interest	(584)	632	(48)	—	—
Other income (expense), net	(1,198)	1,266	1	—	69

	(1,216)	(5,241)	(27)	—	(6,484)

Income (loss) before income taxes	7,729	15,210	(474)	(14,826)	7,639
Provision for (benefit from) income taxes	2,980	—	(90)	—	2,890

Net income (loss)	$4,749	$15,210	$(384)	$(14,826)	$4,749

aaiPharma Inc.

RESTATED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$22,261	$83,410	$11,150	$(1,738)	$115,083
Equity earnings from subsidiaries	15,987	—	—	(15,987)	—

Total revenues	38,248	83,410	11,150	(17,725)	115,083

Operating costs and expenses:
Direct costs (excluding depreciation)	13,049	33,420	6,592	(1,423)	51,638
Selling	2,946	11,868	1,121	—	15,935
General and administrative	15,847	3,470	2,002	—	21,319
Research and development	—	10,074	—	—	10,074
Depreciation	2,701	585	549	—	3,835
Royalty expense	—	127	—	—	127

	34,543	59,544	10,264	(1,423)	102,928

Income (loss) from operations	3,705	23,866	886	(16,302)	12,155
Other income (expense):
Interest, net	(1,044)	(9,440)	3	—	(10,481)
Net intercompany interest	(1,036)	1,123	(87)	—	—
Other	160	15	(32)	—	143

	(1,920)	(8,302)	(116)	—	(10,338)

Income (loss) before income taxes	1,785	15,564	770	(16,302)	1,817
Provision for income taxes	761	32	—	—	793

Net income (loss)	$1,024	$15,532	$770	$(16,302)	$1,024

aaiPharma Inc.

RESTATED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2002
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$30,673	$74,028	$7,310	$(4,944)	$107,067
Equity earnings from subsidiaries	16,168	—	—	(16,168)	—

Total revenues	46,841	74,028	7,310	(21,112)	107,067

Operating costs and expenses:
Direct costs (excluding depreciation)	18,567	26,962	4,948	(4,735)	45,742
Selling	3,322	5,849	813	—	9,984
General and administrative	13,005	4,403	1,508	—	18,916
Research and development	416	9,448	—	—	9,864
Depreciation	2,542	539	504	—	3,585

	37,852	47,201	7,773	(4,735)	88,091

Income (loss) from operations	8,989	26,827	(463)	(16,377)	18,976
Other income (expense):
Interest, net	453	(8,852)	23	—	(8,376)
Net intercompany interest	(1,148)	1,257	(109)	—	—
Other	(5,454)	(2,436)	40	—	(7,850)

	(6,149)	(10,031)	(46)	—	(16,226)

Income (loss) before income taxes	2,840	16,796	(509)	(16,377)	2,750
Provision for (benefit from) income taxes	1,467	—	(90)	—	1,377

Net income (loss)	$1,373	$16,796	$(419)	$(16,377)	$1,373

aaiPharma Inc.

RESTATED CONSOLIDATING BALANCE SHEET
(In thousands)

	June 30, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,610	$193	$329	$—	$8,132
Accounts receivable, net	9,130	19,153	3,186	—	31,469
Work-in-progress	3,483	3,489	6,365	(1,088)	12,249
Inventories	3,936	12,277	761	—	16,974
Deferred tax assets	1,271	—	—	—	1,271
Prepaid and other current assets	1,809	4,130	403	—	6,342

Total current assets	27,239	39,242	11,044	(1,088)	76,437
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	41,125	10,755	4,088	—	55,968
Goodwill, net	725	1,230	10,390	—	12,345
Intangibles, net	1,067	275,281	—	—	276,348
Other assets	4,535	8,679	104	—	13,318

Total assets	$140,752	$288,985	$25,626	$(20,947)	$434,416

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$6,553	$—	$—	$6,553
Accounts payable	5,569	9,757	1,903	—	17,229
Customer advances	11,115	5,377	3,322	(1,088)	18,726
Accrued wages and benefits	4,077	1,751	1,435	—	7,263
Interest payable	155	4,871	—	—	5,026
Deferred product revenue	—	11,729	—	—	11,729
Other accrued liabilities	1,572	2,975	(292)	374	4,629

Total current liabilities	22,488	43,013	6,368	(714)	71,155
Long-term debt, less current portion	34,500	224,771	—	—	259,271
Deferred tax liability	2,316	—	—	—	2,316
Other liabilities	406	1,875	—	—	2,281
Investments in and advances to subsidiaries	90,309	(95,852)	5,290	253	—
Total stockholders’ equity	(9,267)	115,178	13,968	(20,486)	99,393

Total liabilities and stockholders’ equity	$140,752	$288,985	$25,626	$(20,947)	$434,416

aaiPharma Inc.

RESTATED CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2002
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$5,725	$180	$627	$—	$6,532
Accounts receivable, net	10,104	16,758	2,605	—	29,467
Work-in-progress	4,135	2,951	4,568	(1,139)	10,515
Inventories	5,504	11,114	697	(311)	17,004
Deferred tax assets	1,271	—	—	—	1,271
Prepaid and other current assets	2,511	3,642	209	—	6,362

Total current assets	29,250	34,645	8,706	(1,450)	71,151
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	42,055	7,070	4,000	—	53,125
Goodwill, net	624	1,230	9,524	—	11,378
Intangibles, net	952	280,717	—	—	281,669
Other assets	4,514	11,569	96	—	16,179

Total assets	$143,456	$289,029	$22,326	$(21,309)	$433,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$5,921	$—	$—	$5,921
Accounts payable	4,410	11,447	1,814	—	17,671
Customer advances	7,840	5,731	2,618	(1,138)	15,051
Accrued wages and benefits	4,922	929	867	—	6,718
Interest payable	285	4,947	—	—	5,232
Other accrued liabilities	1,244	3,379	(77)	655	5,201

Total current liabilities	18,701	32,354	5,222	(483)	55,794
Long-term debt, less current portion	47,500	230,399	—	—	277,899
Deferred tax liability	3,840	—	—	—	3,840
Other liabilities	715	—	—	—	715
Investments in and advances to subsidiaries	68,094	(72,423)	4,984	(655)	—
Total stockholders’ equity	4,606	98,699	12,120	(20,171)	95,254

Total liabilities and stockholders’ equity	$143,456	$289,029	$22,326	$(21,309)	$433,502

aaiPharma Inc.

RESTATED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,024	$15,532	$770	$(16,302)	$1,024
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,470	6,754	548	—	9,772
Other	(163)	1	84	—	(78)
Changes in operating assets and liabilities:
Accounts receivable, net	974	(2,396)	(344)	—	(1,766)
Work-in-progress	651	(538)	(1,381)	(51)	(1,319)
Inventories	1,569	(1,164)	—	(311)	94
Prepaid and other assets	681	531	(174)	—	1,038
Accounts payable	1,159	(1,690)	(76)	—	(607)
Customer advances	3,275	(352)	464	50	3,437
Interest payable	(130)	(76)	—	—	(206)
Deferred product revenue	—	11,729	—	—	11,729
Accrued wages and benefits and other accrued liabilities	(2,350)	419	(173)	(281)	(2,385)
Intercompany receivables and payables	6,228	(23,429)	306	16,895	—

Net cash provided by operating activities	15,388	5,321	24	—	20,733

Cash flows from investing activities:
Purchases of property and equipment	(1,696)	(4,404)	(382)	—	(6,482)
Proceeds from sales of property and equipment	389	—	—	—	389
Acquisitions of product rights and other intangibles	—	(600)	—	—	(600)
Other	(287)	—	—	—	(287)

Net cash used in investing activities	(1,594)	(5,004)	(382)	—	(6,980)

Cash flows from financing activities:
Payments on long-term borrowings	(13,000)	(4,000)	—	—	(17,000)
Proceeds from interest rate swaps, net	—	2,678	—	—	2,678
Proceeds from stock option exercises	1,091	—	—	—	1,091
Other	—	1,018	—	—	1,018

Net cash used in financing activities	(11,909)	(304)	—	—	(12,213)

Net increase (decrease) in cash and cash equivalents	1,885	13	(358)	—	1,540
Effect of exchange rate changes on cash	—	—	60	—	60
Cash and cash equivalents, beginning of period	5,725	180	627	—	6,532

Cash and cash equivalents, end of period	$7,610	$193	$329	$—	$8,132

aaiPharma Inc.

RESTATED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2002
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,373	$16,796	$(419)	$(16,377)	$1,373
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	2,307	4,074	504	—	6,885
Write-off of deferred financing and other costs	—	8,053	—	—	8,053
Other	3	12	102	—	117
Changes in operating assets and liabilities:
Accounts receivable, net	2,090	(18,533)	716	2,300	(13,427)
Work-in-progress	(764)	(508)	(733)	1,244	(761)
Inventories	(1,111)	627	—	209	(275)
Prepaid and other assets	1,242	(14,271)	59	—	(12,970)
Accounts payable	655	(610)	(77)	—	(32)
Customer advances	7,225	(292)	24	(3,544)	3,413
Interest payable	563	5,682	—	—	6,245
Accrued wages and benefits and other accrued liabilities	(1,504)	475	(394)	531	(892)
Intercompany receivables and payables	(35,525)	19,926	(24)	15,623	—

Net cash (used in) provided by operating activities	(23,446)	21,431	(242)	(14)	(2,271)

Cash flows from investing activities:
Purchases of property and equipment	(2,720)	(937)	(745)	—	(4,402)
Purchases of property and equipment previously leased	(14,145)	—	—	—	(14,145)
Acquisitions of product rights and other intangibles	—	(211,997)	—	—	(211,997)
Other	(153)	—	—	—	(153)

Net cash used in investing activities	(17,018)	(212,934)	(745)	—	(230,697)

Cash flows from financing activities:
Proceeds from long-term borrowings	49,400	195,928	—	—	245,328
Payments on long-term borrowings	(10,400)	(8,014)	—	14	(18,400)
Proceeds from interest rate swaps, net	—	3,426	—	—	3,426
Proceeds from stock option exercises	3,031	—	—	—	3,031
Other	(2,854)	142	27	—	(2,685)

Net cash provided by financing activities	39,177	191,482	27	14	230,700

Net decrease in cash and cash equivalents	(1,287)	(21)	(960)	—	(2,268)
Effect of exchange rate changes on cash	—	—	109	—	109
Cash and cash equivalents, beginning of period	5,301	154	916	—	6,371

Cash and cash equivalents, end of period	$4,014	$133	$65	$—	$4,212

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Item 2 has been revised to reflect the restatement occurring subsequent to the filing of the original Quarterly Report on Form 10-Q.

Restatement of Previously Issued Financial Statements

We have restated our consolidated statements of operations, cash flows, and comprehensive income for the three and six months ended June 30, 2003 and 2002 and our consolidated balance sheets as of June 30, 2003 and December 31, 2002. The restatement did not affect periods prior to 2002. The restatement is reported in our Annual Report on Form 10-K for the year ended December 31, 2003 and is reported in this Amendment No. 1 to our Quarterly Report for the quarterly period ended June 30, 2003 and in amendments to our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and September 30, 2003. The restatement corrects our revenue recognition of certain transactions, including specific product sales in 2003, that did not satisfy all of the revenue recognition conditions under FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”), and/or Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”), increases reserves for product returns and records other adjustments to our revenue reserves for 2003, and reflects a different accounting treatment for our acquired products.

The following table summarizes the adjustments we have made to the financial information previously reported for the three months ended June 30, 2003.

	Revenue	Pre-Tax Income	Net Income
	($ in millions, except per share data)
Consignment Sale / Reversal of Revenue:
Calcitriol	$(0.6)	$(0.6)	$(0.3)
AzaSan 75mg and 100 mg	(0.8)	(0.7)	(0.4)
Return Reserves:
Brethine (second-tier wholesaler)	(2.6)	(2.6)	(1.6)
Other products	(0.7)	(0.7)	(0.4)
Change in Accounting for Product Acquisitions		(2.2)	(1.4)
Change in Tax Rate			(0.4)

Total Adjustments	$(4.7)	$(6.8)	$(4.5)

Diluted earnings per share			$(0.16)

The following table summarizes the adjustments we have made to the financial information previously reported for the six months ended June 30, 2003.

	Revenue	Pre-Tax Income	Net Income
	($ in millions, except per share data)
Consignment Sale:
Calcitriol	$(3.7)	$(2.6)	$(1.5)
AzaSan 75mg and 100 mg	(6.6)	(6.0)	(3.6)
Return Reserves:
Brethine (second-tier wholesaler)	(5.9)	(5.9)	(3.6)
Other products	(3.5)	(3.5)	(2.1)
Change in Accounting for Product Acquisitions		(4.4)	(2.7)
Change in tax rate			(0.6)

Total Adjustments	$(19.7)	$(22.4)	$(14.1)

Diluted earnings per share			$(0.49)

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

Since all of the conditions of SFAS 48 had not been met for these sales of calcitriol and AzaSan 75mg and 100mg in the second quarter of 2003, revenue has been recorded as if the sales were consignments. Calcitriol revenues have been reduced by $0.6 million and AzaSan revenues have been reduced by $0.8 million. Under the consignment model, upon shipment of product we invoice the wholesaler, record deferred revenue at gross invoice sales price and classify the inventory held by the wholesalers as consignment inventory at our cost of such inventory. We will recognize revenue (net of discounts, rebates, sales allowances and accruals for returns) when the consignment inventory is sold by the wholesalers, as quantified using data from the wholesalers and other third-party information sources. We will continue to recognize revenue on these products on this basis until such time as we develop sufficient historical experience on which to reasonably estimate returns and all other conditions under SFAS 48 are met. The build-up of inventory to support the initial launches of these products increased our inventory by $4.3 million in the first six months of 2003.

There were significant returns in the first quarter of 2004 from a second-tier wholesaler of our Brethine products that were inconsistent with our historical returns experience. The bulk of these products was initially sold by us during the first half of 2003 and was acquired by the second-tier wholesaler in purchases from us and from one of our principal wholesalers. Based on our knowledge regarding the market factors affecting these requested returns, we now believe that this inventory was purchased by the wholesaler for a particular opportunity that did not materialize. A specific returns reserve of $2.6 million has been recorded in the second quarter of 2003 for these sales and for the related inventory in our restated financial statements.

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

Prior to 2003, the amount of actual product returns experienced by the Company had not been significant. As a result, actual returns were charged against revenue in the period they occurred and aggregate revenue reserves were evaluated quarterly to determine if they were sufficient to cover estimated chargebacks, rebates and related allowances, as well as the expected rate of returns, and adjusted as deemed necessary. In 2003, we began segregating our products return reserve, which prior thereto we believed was adequately covered by our aggregate revenue reserves for chargebacks, rebates and related allowances. We increased the level of detail included in our analyses to include analyzing inventory in the channel to determine remaining shelf life. Our returns reserve needs are primarily related to the number of months of inventory estimated to be in the distribution channel. Levels of inventory in the distribution channel are monitored and estimated based on information we purchase from the wholesalers, combined with active discussions between our sales personnel and the wholesalers we supply. In addition, our actual sales, returns and chargeback history are used to assess the reasonableness of the estimated number of months of inventory on hand at our wholesalers. The shelf life of products remaining in the distribution channel is estimated based on an analysis of each lot sold. Each batch has a specific expiration date. A review of the actual returns history is performed and the run rate of sales out of the distribution channel is estimated. Estimated product returns reserves are adjusted based on these reviews. Reserves may also be adjusted to reflect any significant changes in trends or based upon new information that we believe may affect the reserve needs. Allowances for new product introductions are estimated based on our experiences for similar products that we currently market and are adjusted as deemed necessary based on our experience with each product. Our reserve analysis also includes a review for the potential introduction of generic competition and the resulting impact on pricing and returns reserves. Existing reserves may be adjusted accordingly to reflect our estimate for any impact these factors may have. We continually monitor our assumptions with respect to our revenue reserves for product sales and modify them if necessary. In addition to the consignment sales and other adjustments described above, we have adjusted our net revenues in the second quarter of 2003 by increasing our returns reserve for other products by $0.7 million based on a historical returns analysis.

In addition to the 2003 adjustments identified above, we are restating our consolidated financial statements for the three and six-month periods ended June 30, 2003 and 2002 to treat each of our major product line acquisitions as acquisitions of assets that do not constitute a business. We have changed the accounting treatment used from treating the acquisitions as business combinations to treating them as asset acquisitions. Accordingly, no portion of the purchase price for these acquisitions is allocated to goodwill, and the amount previously allocated to goodwill is instead allocated to the other identifiable acquired assets, including assets with definite lives. As a result, our direct costs in the three and six months ended June 30, 2002 are greater than the amount previously reported by $2.2 million and $2.4 million, respectively, due to the increase in amortization expense resulting from a greater amount of purchase price being allocated to assets with definite lives, and our directs costs in the three and six months ended June 30, 2003 are greater than the amount we previously reported by $2.2 million and $4.4 million, respectively.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002
Gross revenues	$97,758	$76,331	$165,033	$128,514
Allowance for customer credits	31,662	14,884	49,950	21,447

Net revenues	$66,096	$61,447	$115,083	$107,067

In addition to changes in product mix, the increase in allowance for customer credits in the second quarter of 2003 relates primarily to a specific returns reserve of $2.6 million recorded in the second quarter of 2003 with respect to sales to a second-tier wholesaler of our Brethine products that resulted in returns that were inconsistent with our historical returns experience, and to additional chargeback reserve requirements in the second quarter of 2003 for sales of our Brethine products. These chargeback reserves were required due to the inclusion of our Brethine products in our group purchasing organization contracts in the third quarter of 2002.

The following table presents the net revenues for each of our business units and our consolidated expenses and net income, with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2003		2002		2003		2002
	(in thousands)
Net revenues:
Product sales	$41,097	62%	$34,673	56%	$66,062	57%	$54,850	51%
Product development	3,897	6	6,469	11	7,707	7	8,604	8
Development services	21,102	32	20,305	33	41,314	36	43,613	41

	$66,096	100%	$61,447	100%	$115,083	100%	$107,067	100%

Direct costs (excluding depreciation)	$28,364	43%	$24,059	39%	$51,638	45%	$45,742	43%
Selling	8,201	12	5,710	9	15,935	14	9,984	9
General and administrative	11,289	17	10,161	17	21,319	19	18,916	18
Research and development	5,588	8	5,486	9	10,074	9	9,864	9
Depreciation	1,947	3	1,908	3	3,835	3	3,585	3
Royalty expense	127	—	—	—	127	—	—	—
Income from operations	10,580	16	14,123	23	12,155	11	18,976	18
Loss from extinguishment of debt	—	—	—	—	—	—	(8,053)	(8)
Interest expense, net	(4,931)	(7)	(6,553)	(11)	(10,481)	(9)	(8,376)	(8)
Other income (expense), net	226	—	69	—	143	—	203	—
Provision for income taxes	2,383	4	2,890	5	793	1	1,377	1
Net income	3,492	5	4,749	8	1,024	1	1,373	1

Second Quarter 2003 Compared to Second Quarter 2002

Our consolidated net revenues for the quarter ended June 30, 2003 increased 8% to $66.1 million, from $61.4 million in the second quarter of 2002. Net revenues from product sales increased to $41.1 million in 2003, from $34.7 million in 2002, due to market share gains of our M.V.I. Pediatric product, a significant price increase in our injectable Brethine product that was implemented in June 2002, and contributions from our 50mg Azasan product, which was launched in June 2002. These increases in product sales were partially offset by lower sales of our Darvocet-N 100 500-count bottle product, which we believe to be due to lower purchases by repackagers of this product. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $0.6 million and $0.2 million to net revenues from product sales in the second quarters of 2003 and 2002, respectively.

Net revenues from product development decreased 40% in the second quarter of 2003 to $3.9 million, or 6% of net revenues, from $6.5 million, or 11% of net revenues, in the 2002 period, primarily due to royalties under our significant development agreement, which decreased from $5.7 million in the second quarter of 2002 to $3.3 million in the second quarter of 2003. This development agreement is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2003 Form 10-K.

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

Direct costs (excluding depreciation and royalty expense) increased $4.3 million, or 18%, to $28.4 million in the second quarter of 2003, from $24.1 million in the same period in 2002. This increase in direct cost dollars resulted from an increase of $4.7 million in product costs related to higher product sales. Direct costs as a percentage of net revenues were 43% for the second quarter of 2003, as compared to 39% in the second quarter of 2003. This percentage increase in direct costs reflected a product revenue mix change in the quarter towards revenues from lower margin components of our product portfolio.

Selling expenses increased 44% in the second quarter of 2003 to $8.2 million, or 12% of net revenues, from $5.7 million, or 9% of net revenues, in 2002. This increase was primarily due to expenses incurred by our product sales business associated with developing our product sales force and marketing and promoting our new products. As of June 30, 2003, our pharmaceutical sales force was approximately 80, as compared to 20 at June 30, 2002.

General and administrative costs increased 11% in the second quarter of 2003 to $11.3 million, or 17% of net revenues, from $10.2 million, or 17% of net revenues, in 2002. This increase was primarily due to expenses related to the management build-up for our product sales business.

Research and development expenses were $5.6 million, or 8% of net revenues, in the second quarter of 2003, a slight dollar increase from $5.5 million, or 9% of net revenues, in 2002. In the second quarter of 2003, significant project spending related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products.

Consolidated income from operations was $10.6 million in the second quarter of 2003, or $3.5 million lower than the prior year. This decrease was primarily due to our increased selling, general and administrative spending to support our product sales business, increased returns reserves and our decreased product development revenues partially offset by the expansion of our product sales business and increases in revenues in our development services business.

Income from operations for our product sales business was $17.8 million in the second quarter of 2003, compared to $18.6 million in the second quarter of 2002. This decrease was attributable to the higher selling expenses, partially offset by the increased revenues and increase in direct costs, as discussed above.

Income from operations for our product development business was $3.9 million in the second quarter of 2003, compared to income from operations of $6.5 million in 2002. This change resulted from the decreased revenues from our significant development agreement, as discussed above.

Loss from operations for our development services business was ($0.2) million in the second quarter of 2003, compared to ($0.7) million in the second quarter of 2002. This improvement was primarily due to the increase in revenues, as described above.

Unallocated corporate expenses increased in the second quarter of 2003 to $5.3 million, from $4.7 million in 2002. This higher level was due to additions to our corporate infrastructure to accommodate the expansion of our overall business. As a percentage of net revenues, unallocated corporate expenses in the second quarter of 2003 and 2002 were both 8%.

Net interest expense decreased to $4.9 million in the second quarter of 2003, from $6.6 million in the second quarter of 2002. This $1.7 million decrease was primarily attributable to the lower LIBOR-based variable interest rates on our senior secured credit facility and a lower debt balance due to $50.5 million of debt repayments since June 30, 2002 on this facility.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Our consolidated net revenues for the six months ended June 30, 2003 increased 7% to $115.1 million, from $107.1 million in the first half of 2002. Net revenues from product sales increased to $66.1 million in 2003, from $54.9 million in 2002, due to contributions from our Darvon and Darvocet products, which we acquired at the end of the first quarter of 2002, and a significant price increase in our injectable Brethine product that was implemented in June 2002. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which are included in product sales, contributed $1.3 million and $3.2 million to net revenues from product sales in the first half of 2003 and 2002, respectively.

Net revenues from product development decreased 10% in the first half of 2003 to $7.7 million, or 7% of net revenues, from $8.6 million, or 8% of net revenues, in 2002, primarily due to lower revenues related to third-party licensing payments which we had previously deferred and were amortized into revenue in 2002 and prior years. No similar revenues were recognized in 2003.

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

Direct costs (excluding depreciation and royalty expense) increased $5.9 million, or 13%, to $51.6 million in the first six months of 2003, from $45.7 million in the same period in 2002. This increase in direct cost dollars resulted from an increased amortization expense of $2.6 million related to product rights for acquired products. Direct costs as a percentage of net revenues were 45% for the second quarter of 2003, as compared to 43% in the second quarter of 2003.

Selling expenses increased 60% in the first half of 2003 to $15.9 million, or 14% of net revenues, from $10.0 million, or 9% of net revenues, in 2002. This increase is primarily due to expenses incurred by our product sales business associated with developing our product sales force and marketing and promoting our new products.

General and administrative costs increased 13% in the first half of 2003 to $21.3 million, or 19% of net revenues, from $18.9 million, or 18% of net revenues, in 2002. This increase was primarily due to expenses related to the management build-up for our product sales business.

Research and development expenses were $10.1 million, or 9% of net revenues, in the first half of 2003, a slight increase from $9.9 million, or 9% of net revenues, in 2002. Consistent with the second quarter of 2003, significant project spending in the first half of 2003 related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products.

Consolidated income from operations was $12.2 million in the first half of 2003, or $6.8 million lower than the first half of 2002. This decrease is primarily due to our increased selling, general and administrative spending to support our product sales business and decreases in revenues in our development services business, partially offset by the continued expansion of our product sales business.

Income from operations for our product sales business was $25.2 million in the first half of 2003, compared to $27.4 million in the first half of 2002. This decrease is attributable to the higher selling expense, offset by the increased operating income generated by the increased product sales and increased products rights amortization expense.

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

Unallocated corporate expenses increased in the first half of 2003 to $10.6 million, from $8.0 million in 2002. This higher level was due to additions to our corporate infrastructure to accommodate the expansion of our overall business. As a percentage of net revenues, unallocated corporate expenses in the first half of 2003 was 9%, as compared to 8% in the first half of 2002.

Net interest expense increased to $10.5 million in the first half of 2003, from $8.4 million in 2002. This $2.1 million increase is primarily attributable to the borrowings that funded our product line acquisitions in March 2002.

A loss from the extinguishment of debt of $8.1 million was recorded in the first half of 2002. This loss was due to the write-off of deferred financing and other costs related to our prior debt facilities that were refinanced in March 2002.

Liquidity and Capital Resources

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in the first six months of 2003 was $20.7 million, compared to cash flow used in operations of $2.3 million in the first six months of 2002. This change was primarily due to an increase in net income and positive changes in working capital. In addition, the first half of 2002 included $13.1 million of prepaid financing fees related to our senior credit facility and senior subordinated notes, which did not recur in the first half of 2003.

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

At June 30, 2003, our $175 million senior secured credit facility consisted of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility was scheduled to be amortized over the full five-year term. The senior facility was subsequently reduced due to early repayments we made under the term loan facility. The availability of borrowings under our revolving credit facility was not limited by a borrowing base. At June 30, 2003, we had unused availability under the revolving credit facility of $40.5 million. Our senior credit facility provided for variable interest rates based on LIBOR or an alternate base rate, at our option. Such facility was guaranteed by all of our domestic subsidiaries and secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries, and 65% of the stock of our material foreign subsidiaries. Our senior credit facility required the payment of certain commitment fees based on the unused portion of the revolving credit facility and could be prepaid at our option at any time without a premium.

Under the terms of the credit agreement for our senior credit facility, we were required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, we were not in compliance with some of these financial covenants at June 30, 2003. See Notes 1 and 6 to our 2003 Form 10-K for additional discussion and a description of our new senior credit facility that has replaced the credit facility in effect at June 30, 2003.

On March 28, 2002, we issued $175 million of senior subordinated unsecured notes due 2010, which had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. At June 30, 2003, these notes were not secured. Prior to March 28, 2005, up to

35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%.

Under the terms of the indenture for our senior subordinated notes, we are required to comply with various covenants including, but not limited to, incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, we were not in compliance withsome of these covenants at June 30, 2003. See Note 6 to our 2003 Form 10-K for additional discussion and a description of the consent solicitation approved in April 2004 that waived all then existing defaults under such indenture (including those in effect at June 30, 2003).

Concurrent with the issuance of our senior subordinated notes, we entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, and again on June 23, 2003, we sold the then outstanding hedging agreement for $2.3 million and $3.7 million, respectively and replaced it with a similar interest rate hedging agreement. The amounts we received, less the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life. This amortization will be approximately $2.0 million annually. At June 30, 2003, we had an interest rate hedging agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 7.41%. On June 30, 2003, 6-month LIBOR was 1.12%, giving us an estimated all-in rate of 8.53%. The terms of the interest rate hedging agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument.

At June 30, 2003, our M.V.I. and Aquasol product line acquisition agreement provided for us to pay the second of two $1.0 million guaranteed payments in August 2003, a contingent payment of $2.0 million that was potentially due in August 2003 and a future contingent payment of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulation by the FDA. For information about a subsequent amendment to this agreement and subsequent developments related to our payment obligations thereunder, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our 2003 Form 10-K. In addition, we may have to make contingent payments of $4.7 million over four years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At June 30, 2003, these contingent payment obligations, including the contingent payments potentially due in connection with the acquisition of the M.V.I. and Aquasol product lines, had not yet been recorded as a liability on our consolidated balance sheet. At June 30, 2003, we had $6.6 million of principal repayments due in the next twelve months under our senior credit facility. We made interest payments on the senior subordinated notes of $9.6 million in April 2003 and $9.6 million in October 2003. The October 2003 interest payment was offset by approximately $0.9 million received under our interest rate swap agreement.

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

In addition, in April 2004, in connection with their audit of the Company’s consolidated financial statements for the year ended December 31, 2003, the Company’s independent auditors identified and communicated to the Company and the Audit Committee two “material weaknesses” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company’s accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters. The material weaknesses were with respect to the calculation and procedures for the analysis of revenue reserves for product sales and lack of procedures for timely communications from the Legal Department and operating divisions to the Finance Department impairing the ability to properly evaluate the accounting treatment for certain transactions the Company had entered into and assess the impact of such transactions in a timely manner. In addition, at that time, the Company’s independent auditors identified and communicated to the Company and the Audit Committee a “reportable condition” (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company’s internal controls over its financial reporting for investments. The reportable condition identified the Company’s failure to perform a formal review of its investments and failure to timely record patents or trademarks or to timely analyze the patents and trademarks for usefulness and possible impairment.

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

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

Under the terms of the credit agreement for our senior credit facility in effect at June 30, 2003, we were required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, we were not in compliance with some of these covenants at June 30, 2003. See Notes 1 and 6 to our 2003 Form 10-K for additional discussion and a description of our new senior credit facility that has replaced the credit facility in effect at June 30, 2003.

Under the terms of the indenture for our $175 million senior subordinated notes due 2010, we are required to comply with various covenants including, but not limited to a covenant relating to incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on

Form 10-Q/A, we were not in compliance with some of these covenants at June 30, 2003. See Note 6 to our 2003 Form 10-K for additional discussion and a description of the consent solicitation approved in April 2004 that waived all then existing defaults under such indenture (including those in effect at June 30, 2003).

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