Form 10-Q/A
period 2003-09-30
AAIPHARMA INC
filed 2004-06-24
CIK 1013243

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [   ] NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes [✓] No ☐

The number of shares of the Registrant’s common stock outstanding, as of September 30, 2003 was 27,842,394 shares.

Explanatory Note:

This Amendment No. 1 to aaiPharma Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 includes unaudited restated consolidated financial statements for the three and nine months ended September 30, 2003 and 2002 and an audited restated consolidated balance sheet at December 31, 2002. The accompanying restated consolidated financial statements and supplementary data, including the notes to the accompanying restated consolidated financial statements, have been revised to reflect the restatement occurring subsequent to the filing of the original Quarterly Report on Form 10-Q for the period ended September 30, 2003. The restatement impacts the first three quarters of 2003 and each quarter of 2002. The restated amounts for the first and second quarters of 2003 and 2002 are presented in the Company’s Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and June 30, 2003.

This restatement:

•	corrects the recognition of revenue for certain transactions in the first nine months of 2003 that did not satisfy all of the conditions for revenue recognition contained in SFAS 48 and/or SAB 101,

•	increases reserves for product returns and makes other adjustments to our revenue reserves in the first nine months of 2003, and

•	with respect to 2002 and 2003, changes the accounting for our major product line acquisitions which had been accounted for as business combinations to treat such acquisitions as acquisitions of assets that do not constitute a business.

The restatement adjustments decreased our net revenues and diluted earnings per share for the three and nine months ended September 30, 2003 by approximately $31.3 million and $51.0 million and $0.65 per share and $1.14 per share, respectively. The restatement adjustments decreased our diluted earnings per share for the three and nine months ended September 30, 2002 by approximately $0.05 per share and $0.10 per share, respectively. For further discussion, see our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”), Item 7, which discloses the nature of the restatement adjustments and shows the impact of the restatement adjustments.

This Quarterly Report on Form 10-Q/A amends and restates Items 1, 2 and 4 of Part I and Items 3 and 6 of Part II of the original Quarterly Report on Form 10-Q, and no other information included in the original Quarterly Report on Form 10-Q is amended hereby.

For a discussion of events and developments subsequent to September 30, 2003 through the filing on June 15, 2004 of our 2003 Form 10-K, see our 2003 Form 10-K. This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 has not been updated to reflect any events or developments occurring subsequent to June 15, 2004. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, this amendment includes only those items of the Quarterly Report on Form 10-Q affected by our restatement.

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

On September 30, 2003, we owned the following registered and unregistered trademarks referenced herein: Darvon®, Darvon-N®, Darvocet-N®, Darvocet A500TM, M.V.I.®, M.V.I.-12®, M.V.I. Pediatric®, M.V.I. Adult™, Aquasol®, Aquasol A®, Aquasol E®, Brethine®, ProSorb-D™, AzaSanTM, aaiPharma®, and AAI®. Unless the context otherwise requires, references in this document to Darvon are to Darvon® and Darvon-N® collectively, references to Darvocet are to Darvocet-N® and references to Darvocet A500 are to Darvocet A500TM. Unless the context otherwise requires, references in this document to M.V.I. are to M.V.I.-12®, M.V.I. Pediatric® and M.V.I. Adult™, collectively, and references in this document to Aquasol are to Aquasol A® and Aquasol E®, collectively. All references in this document to any of these terms lacking the “®” or “TM” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

aaiPharma Inc.
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The restated consolidated financial statements and supplementary data, including the notes to the restated consolidated financial statements, set forth in this Item 1, have been revised to reflect the restatement occurring subsequent to the filing of the original Quarterly Report on Form 10-Q.

aaiPharma Inc.

RESTATED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net revenues:
Product sales	$14,331	$35,925	$80,393	$90,775
Product development (royalties and fees)	3,524	5,663	11,231	14,267
Development services	21,845	19,621	63,159	63,234

	39,700	61,209	154,783	168,276

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense):
Product sales (includes product rights amortization of $2,969, $2,969, $8,906 and $6,270)	11,265	11,124	38,522	30,565
Development services	12,304	11,620	36,685	37,921

Total direct costs	23,569	22,744	75,207	68,486
Selling expenses	9,071	6,044	25,006	16,028
General and administrative expenses	9,793	10,345	31,112	29,261
Research and development	5,367	5,511	15,441	15,375
Depreciation	1,912	1,729	5,747	5,314
Royalty expense	325	—	452	—

Total operating costs and expenses	50,037	46,373	152,965	134,464

(Loss) income from operations	(10,337)	14,836	1,818	33,812
Other income (expense):
Interest, net	(5,140)	(5,506)	(15,621)	(13,882)
Loss from extinguishment of debt	—	—	—	(8,053)
Other income (expense), net	(122)	(77)	21	126

	(5,262)	(5,583)	(15,600)	(21,809)

(Loss) income before income taxes	(15,599)	9,253	(13,782)	12,003
Provision for (benefit from) income taxes	(6,207)	3,505	(5,414)	4,882

Net (loss) income	$(9,392)	$5,748	$(8,368)	$7,121

Basic (loss) earnings per share	$(0.34)	$0.21	$(0.30)	$0.26

Weighted average shares outstanding	27,810	27,417	27,664	27,297

Diluted (loss) earnings per share	$(0.34)	$0.20	$(0.30)	$0.25

Weighted average shares outstanding	27,810	28,062	27,664	28,421

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

RESTATED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,110	$6,532
Accounts receivable, net	31,313	29,467
Work-in-progress	15,520	10,515
Inventories, net	17,169	17,004
Deferred tax assets	1,271	1,271
Prepaid and other current assets	7,336	6,362

Total current assets	83,719	71,151
Property and equipment, net	57,267	53,125
Goodwill, net	12,490	11,378
Intangible assets, net	278,796	281,669
Other assets	13,093	16,179

Total assets	$445,365	$433,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$6,567	$5,921
Accounts payable	16,444	17,671
Customer advances	19,487	15,051
Accrued wages and benefits	8,416	6,718
Interest payable	9,798	5,232
Deferred product revenue	45,198	—
Other accrued liabilities	4,570	5,201

Total current liabilities	110,480	55,794
Long-term debt, less current portion	243,092	277,899
Deferred tax liability	(5,279)	3,840
Other liabilities	5,386	715
Stockholders’ equity:
Common stock	28	27
Paid-in capital	81,867	79,049
Retained earnings	8,028	16,396
Accumulated other comprehensive income (loss)	1,763	(218)

Total stockholders’ equity	91,686	95,254

Total liabilities and stockholders’ equity	$445,365	$433,502

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

RESTATED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$(8,368)	$7,121
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	14,653	11,584
Write-off of deferred financing and other costs, net of tax	—	8,053
Other	138	476
Changes in operating assets and liabilities:
Accounts receivable, net	(1,570)	(6,958)
Work-in-progress	(4,520)	156
Inventories, net	(90)	(4,610)
Deferred tax assets	—	919
Prepaid and other assets	273	(12,842)
Accounts payable	(1,420)	(667)
Customer advances	4,158	1,646
Interest payable	4,566	10,766
Deferred product revenue	45,198	—
Accrued wages and benefits and other accrued liabilities	(9,080)	3,951

Net cash provided by operating activities	43,938	19,595

Cash flows from investing activities:
Purchases of property and equipment	(9,867)	(6,659)
Purchase of property and equipment previously leased	—	(14,145)
Proceeds from sales of property and equipment	508	13
Acquisitions of product rights and other intangibles	(6,050)	(211,997)
Other	(334)	(529)

Net cash used in investing activities	(15,743)	(233,317)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	244,450
Payments on long-term borrowings	(29,500)	(39,400)
Proceeds from interest rate swaps, net	2,191	10,848
Proceeds from stock option exercises	2,819	3,193
Other	805	(2,839)

Net cash (used in) provided by financing activities	(23,685)	216,252

Net increase in cash and cash equivalents	4,510	2,530
Effect of exchange rate changes on cash	68	93
Cash and cash equivalents, beginning of period	6,532	6,371

Cash and cash equivalents, end of period	$11,110	$8,994

Supplemental information, cash paid for:
Interest	$13,520	$4,759

Income taxes	$6,152	$2,405

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

RESTATED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Net (loss) income	$(9,392)	$5,748	$(8,368)	$7,121
Currency translation adjustments	(42)	(269)	1,981	1,068

Comprehensive (loss) income	$(9,434)	$5,479	$(6,387)	$8,189

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

Notes to Restated Consolidated Financial Statements
(Unaudited)

1. Basis of presentation and other matters

The accompanying unaudited restated consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These restated financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated restated financial information as of December 31, 2002 has been derived from audited financial statements; certain amounts for the three and nine months ended September 30, 2002 have been reclassified for consistent presentation with current year financial statements. On January 30, 2003, aaiPharma’s Board of Directors approved a 3-for-2 stock split of the Company’s common shares. On March 10, 2003, each stockholder received one additional share of common stock for every two shares they owned on the record date of February 19, 2003. All share and per share amounts have been restated to reflect the stock split for all periods presented. Users of this interim restated financial information should read the audited financial statements for the preceding fiscal year, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim restated financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. Under APB 25, if the exercise price of the Company’s stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation cost for the Company’s plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123, the Company’s net income (loss) and earnings per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net (loss) income, as reported	$(9,392)	$5,748	$(8,368)	$7,121
Pro forma stock-based compensation cost, net of tax	1,961	1,719	5,610	4,061
Pro forma net (loss) income	(11,553)	4,029	(13,978)	3,060
(Loss) earnings per share:
As reported -
Basic	$(0.34)	$0.21	$(0.30)	$0.26
Diluted	$(0.34)	$0.20	$(0.30)	$0.25
Pro forma -
Basic	$(0.41)	$0.15	$(0.51)	$0.11
Diluted	$(0.41)	$0.14	$(0.51)	$0.11

2. Restatement of Previously Issued Financial Statements

The Company has restated its consolidated statements of operations, cash flows, and comprehensive income for the three and nine months ended September 30, 2003 and 2002 and its consolidated balance sheets as of September 30, 2003 and December 31, 2002. The restatement does not affect periods prior to 2002. The restatement, among other things, corrects the Company’s accounting treatment of certain transactions that did not satisfy all of the conditions of FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”) and/or Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”) or were subsequently deemed to involve subjective determinations for which the Company has determined alternative accounting treatments should be used. Set forth below are the restatement adjustments included in the restatement of the previously issued financial statements for the three and nine months ended September 30, 2003 and 2002.

The following table presents the impact of the restatement adjustments described below on net income (loss) for the three and nine months ended September 30, 2003 and 2002.

	Net Income (Loss)		Net Income (Loss)
	for the Three		for the Nine
	Months Ended		Months Ended
	September 30,		September 30,
		(In thousands)
	2003	2002	2003	2002
As previously reported	$8,928	$7,104	$24,072	$9,958
Consignment sale / reversal of revenue (i)	(13,730)	—	(18,866)	—
Returns reserves (ii)	(2,612)	—	(8,271)	—
Intangible asset amortization (iii)	(1,356)	(1,370)	(4,068)	(2,947)
Change in tax rate (iv)	(622)	14	(1,235)	110

As restated	$(9,392)	$5,748	$(8,368)	$7,121

The adjustments to restate the 2002 and 2003 quarterly periods relate to the following:

(i)	for 2003, the correction of the Company’s revenue recognition of certain transactions, including specific product sales in the nine months ended September 30, 2003, that did not satisfy all of the conditions for recognition of revenue under SFAS 48 and/or SAB 101,

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

The following table presents the impact of the restatement adjustments on the Company’s previously reported results for the three and nine months ended September 30, 2003 on a condensed basis:

	Three Months Ended		Nine Months Ended
	September 30, 2003		September 30, 2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
		(In thousands, except per share data)
Statements of operations:
Net revenues	$71,012	$39,700	$205,793	$154,783
Total costs and expenses	62,084	49,092	181,721	163,151

Net income (loss)	$8,928	$(9,392)	$24,072	$(8,368)

Basic earnings (loss) per share	$0.32	$(0.34)	$0.87	$(0.30)

Diluted earnings (loss) per share	$0.31	$(0.34)	$0.84	$(0.30)

	Three Months Ended		Nine Months Ended
	September 30, 2002		September 30, 2002
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
		(In thousands, except per share data)
Statements of operations:
Net revenues	$61,209	$61,209	$168,276	$168,276
Total costs and expenses	54,105	55,461	158,318	161,155

Net income (loss)	$7,104	$5,748	$9,958	$7,121

Basic earnings per share	$0.26	$0.21	$0.36	$0.26

Diluted earnings per share	$0.25	$0.20	$0.35	$0.25

	September 30, 2003		December 31, 2002
	As		As
	Previously		Previously	As
	Reported	As Restated	Reported	Restated
		(In thousands)
Balance sheets:
ASSETS
Current assets:
Cash and cash equivalents	$11,110	$11,110	$6,532	$6,532
Accounts receivable, net	37,122	31,313	29,467	29,467
Inventory, net	11,858	17,169	17,004	17,004
Other current assets	25,243	24,127	18,148	18,148

Total current assets	85,333	83,719	71,151	71,151
Goodwill, net	211,904	12,490	210,792	11,378
Intangible assets, net	89,221	278,796	89,078	281,669
Other assets	72,593	70,360	69,304	69,304

Total assets	$459,051	$445,365	$440,325	$433,502

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred product revenue	$—	$45,198	$—	$—
Current liabilities	71,019	65,282	55,794	55,794
Long-term debt, less current portion	243,092	243,092	277,899	277,899
Deferred tax liability	11,232	(5,279)	6,467	3,840
Other liabilities	5,386	5,386	715	715
Stockholders’ equity	128,322	91,686	99,450	95,254

Total liabilities and stockholders’ equity	$459,051	$445,365	$440,325	$433,502

3. Earnings (loss) per share

Basic (loss) earnings per share is based on the weighted average number of common shares outstanding during the year. Diluted (loss) earnings per share is computed assuming that the weighted average number of common shares was increased by the conversion of stock options issued to employees and members of the Company’s Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were converted to shares and issued, unless their inclusion would be anti-dilutive. In the three and nine months ended September 30, 2003, 2,193,853 and 1,693,586 options, respectively, were excluded as they were anti-dilutive. In the three and nine months ended September 30, 2002, 2,746,559 and 1,812,787 options, respectively, were excluded as they were anti-dilutive. In each period presented, the net income (the “numerator”) is the same for both basic and diluted per share computations.

The following table provides a reconciliation of the denominators for the basic and diluted earnings per share computations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Basic (loss) earnings per share:
Weighted average number of shares	27,810	27,417	27,664	27,297
Effect of dilutive securities:
Stock options	—	645	—	1,124

Diluted (loss) earnings per share:
Adjusted weighted average number of shares and assumed conversions	27,810	28,062	27,664	28,421

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

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(In thousands)
Net revenues:
Product sales	$14,331	$35,925	$80,393	$90,775
Product development	3,524	5,663	11,231	14,267
Development services	21,845	19,621	63,159	63,234

	$39,700	$61,209	$154,783	$168,276

United States	$34,783	$62,684	$140,453	$167,385
Germany	5,007	4,526	15,550	11,440
Other	458	315	1,066	711
Less intercompany	(548)	(6,316)	(2,286)	(11,260)

	$39,700	$61,209	$154,783	$168,276

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
		(In thousands)
(Loss) income from operations:
Product sales	$(5,079)	$19,376	$20,123	$46,750
Product development	3,524	5,663	11,231	14,267
Development services	1,553	226	1,676	1,328

	(2)	25,265	33,030	62,345
Research and development	(5,464)	(5,618)	(15,748)	(15,691)
Corporate	(4,871)	(4,811)	(15,464)	(12,842)

	$(10,337)	$14,836	$1,818	$33,812

United States	$(10,766)	$14,414	$502	$33,853
Germany	376	439	1,396	227
Other	53	(17)	(80)	(268)

	$(10,337)	$14,836	$1,818	$33,812

Depreciation and amortization:
Product sales	$3,187	$3,158	$9,447	$6,796
Development services	1,093	949	3,331	2,890
Product development	98	107	307	316
Corporate	503	484	1,568	1,582

	$4,881	$4,698	$14,653	$11,584

	September 30,	December 31,
	2003	2002
Total assets:
Product sales	$332,164	$340,773
Product development	12,215	6,024
Development services	58,076	49,952
Corporate	42,910	36,753

	$445,365	$433,502

United States	$417,632	$411,174
Germany	26,105	21,167
Other	1,628	1,161

	$445,365	$433,502

Goodwill, net:
Development services	$12,490	$11,378

5. Transactions with related parties

The Company has revenue, accounts receivable and work-in-progress with Aesgen, Inc. (“Aesgen”) and Endeavor Pharmaceuticals, Inc. (“Endeavor”). Both Endeavor and Aesgen were organized by aaiPharma Inc., its principal shareholders and others, and continued to be related parties at September 30, 2003. No revenues were recognized from Aesgen for the three and nine months ended September 30, 2003. Revenues recognized from Aesgen totaled $0.1 million and $0.5 million for the three and nine months ended September 30, 2002. Services performed by the Company for Aesgen are covered by a

Subscription Agreement, whereby the Company has agreed to receive Aesgen preferred stock in lieu of cash for the services performed. In February 2002, the Company acquired a calcitriol product from Aesgen, under an agreement which included potential royalty payments. The Company launched its calcitriol product in March 2003 and expensed royalties of $0.4 million and $0.2 million under that agreement in the three and nine months ended September 30, 2003. Revenues recognized from Endeavor totaled $0.1 million and $0.7 million for the three and nine months ended September 30, 2003, and were $32,000 and $1.0 million for the three and nine months ended September 30, 2002. Certain services performed by the Company for Endeavor were covered by a Securities Payment Agreement between the Company and Endeavor, whereby the Company may receive Endeavor preferred stock in lieu of cash for services performed. At September 30, 2003, the Company had no accounts receivable or work-in-progress related to Aesgen, and had approximately $0.8 million of accounts receivable and work-in-progress related to Endeavor.

6. Inventories, net

The following table presents the components of inventories:

	September 30,	December 31,
	2003	2002
	(In thousands)
Finished goods (including consigned inventory of $7,589 in 2003)	$15,896	$11,110
Work-in-process	335	1,866
Raw materials and supplies	5,585	4,749
Inventory reserves	(4,647)	(721)

Total inventories, net	$17,169	$17,004

7. Debt

The following table presents the components of current maturities of long-term debt:

	September 30,	December 31,
	2003	2002
	(In thousands)
Current maturities of long-term debt	$6,567	$5,921

The following table presents the components of long-term debt:

	September 30,	December 31,
	2003	2002
	(In thousands)
U.S. bank term loan	$40,000	$50,000
U.S. revolving credit facility	28,000	47,500
11% senior subordinated notes due 2010, net of original issue discount	174,070	173,963
Interest rate swap monetization deferred income	12,677	10,486

	September 30,	December 31,
	2003	2002
	(In thousands)
Fair value of interest rate swap	(5,088)	1,871
Less current maturities of long-term debt	(6,567)	(5,921)

Total long-term debt due after one year	$243,092	$277,899

In March 2002, the Company entered into a $175 million senior secured credit facility consisting of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility was scheduled to be amortized over the full five-year term. The senior credit facility was subsequently reduced due to repayments made under the term loan facility. The availability of borrowings under the revolving credit facility was not limited by a borrowing base. At September 30, 2003, the Company had unused availability under the revolving credit facility of $47.0 million. The senior credit facility provided for variable interest rates based on LIBOR or an alternate base rate, at the Company’s option. On September 30, 2003, 30-day LIBOR was 1.12%. Such facility was guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The senior credit facility required the payment of certain commitment fees based on the unused portion of the revolving credit facility and could be prepaid at any time without a premium.

Also in March 2002, the Company issued $175 million of senior subordinated notes due April 1, 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. At September 30, 2003, these notes had a fixed interest rate of 11% per annum and were guaranteed on a subordinated basis by all existing domestic subsidiaries and all future domestic subsidiaries that are owned 80% or more by the Company. At September 30, 2003, the notes were not secured. Prior to the third anniversary of the date of issuance of the notes, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. On or after the fourth anniversary of the date of issuance of the notes, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%.

Concurrent with the issuance of the senior subordinated notes, the Company entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, and again on June 23, 2003, the Company sold the then outstanding interest rate hedging agreement for $2.3 million and $3.7 million, respectively, and replaced it with a similar interest rate hedging agreement. The amounts received, less the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life. At September 30, 2003, the Company had an interest rate hedging agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 7.41%. On September 30, 2003, 6-month LIBOR was 1.18%, giving the Company an estimated all-in rate of 8.59%. The terms of the interest rate hedging agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument.

Under the terms of the senior secured credit facility and the senior subordinated notes, the Company was required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurring additional indebtedness. After giving effect to the restatement described in Note 2, the Company was not in compliance with these covenants at September 30, 2003. The Company has since replaced its senior secured credit facility and received waivers of any defaults under its senior subordinated notes (see Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2003 for additional discussion).

8. Asset Acquisitions

The Company acquired a product, which it subsequently launched as Darvocet A500, from Athlon Pharmaceuticals in July 2003 for a cash closing payment and royalties based on the sales of this product and other defined propoxyphene and acetaminophen products the Company subsequently developed or acquired. The Company received FDA approval of Darvocet A500 on September 10, 2003, and launched the product nationally in early October 2003.

The Company also entered a three-year services agreement with Athlon Pharmaceuticals in July 2003 to provide sales support in designated territories throughout the United States for the Darvocet A500 product. Under this agreement, Athlon received an initial payment and was entitled to a fixed monthly fee of $1.2 million for the sales support services, as well as potential milestone payments based on the sales of this product and other defined propoxyphene and acetaminophen products the Company subsequently developed or acquired. This agreement was effective October 1, 2003 and had a stated term of 36 months. The Company has initiated legal proceedings against Athlon and has terminated this agreement. See “—Liquidity and Capital Resources—Commitments and Contingencies” and Note 11 of Notes to Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Upon the acquisition of this product, the Company originally recorded an intangible asset in the amount of the closing payment with a definite life of 18.5 years. The Company has re-evaluated its allocation of values associated with the concurrent agreements discussed above and, with the assistance of third-party valuation consultants, has determined the fair value of the intangible asset acquired as of the date of the acquisition to be greater than the closing date payment. Accordingly, the Company has re-allocated a portion of the value associated with the service agreement to the purchase price of the intangible asset. The Company’s adjusted financial statements for the third quarter of 2003 reflect an intangible asset of $4.7 million. The Company subsequently performed an impairment analysis using an updated sales forecast as of December 31, 2003 and has written off the entire value of the intangible asset.

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

In August 2001, the Company completed the acquisition of a line of critical care injectable and oral nutrition products from AstraZeneca AB, an affiliate of AstraZeneca PLC, in an asset purchase. The product lines acquired are marketed under the M.V.I. and Aquasol brand names. The Company acquired these product lines and related intangible assets for $52.5 million, exclusive of transactional costs, paid at closing, plus additional consideration described below. The product line acquisition agreement was amended in July 2003. As amended, it provided for two $1.0 million guaranteed payments, which were made in August 2002 and 2003, eliminated a contingent payment of $2.0 million that was potentially due in August 2003 under the original agreement, and provided for a future contingent payment of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulations by the U.S. Food and Drug Administration (FDA). The amount of the $43.5 million contingent payment was to be reduced by $1 million per month if the conditions for the contingent payment had not occurred by December 31, 2002. The amount of the contingent payment had decreased by $9.0 million by September 30, 2003. Such conditions were satisfied in January and February 2004, fixing the previously contingent liability under the amendment at $31.5 million. The Company was precluded from recognizing this obligation as additional purchase price for the M.V.I. and Aquasol product line under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and No. 141 “Business Combinations”; therefore, this adjustment resulting from a preacquisition contingency will be expensed in the first quarter of 2004. As of September 30, 2003, this contingent obligation had not been recorded as a liability on the Company’s consolidated balance sheet. Also in July 2003, the M.V.I. supply agreement with the seller was extended through 2008, subject to early termination rights by the Company on six months’ notice given at any time, and by the supplier on twenty-four months notice given at any time on or after August 17, 2004. The M.V.I. and Aquasol product lines did not have separable assets and liabilities associated with them, other than inventory; therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable tangible and intangible assets.

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

9. Subsequent Events

On August 5, 2003, aaiPharma, CIMA LABS INC. (“CIMA”), Scarlet Holding Corporation, a direct, wholly owned subsidiary of aaiPharma (“Holding Company”), Scarlet MergerCo, Inc., a direct, wholly owned subsidiary of Holding Company (“S MergerCo”), and Crimson MergerCo, Inc., a direct, wholly owned subsidiary of Holding Company (“C MergerCo”), entered into an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Holding Company would acquire all of the capital stock of each of CIMA and aaiPharma through the merger of S MergerCo with and into aaiPharma and the merger of C MergerCo with and into CIMA, with aaiPharma and CIMA surviving as wholly owned subsidiaries of Holding Company (together, the “Transaction”). The completion of the Transaction was subject to several conditions, including the approval of the Transaction by the stockholders of CIMA and aaiPharma and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On November 3, 2003, CIMA terminated the Merger Agreement and paid an $11.5 million termination fee to aaiPharma. This fee was used to offset merger-related expenses.

On October 22, 2003, the Company entered into an agreement with certain subsidiaries of Elan Corporation, plc to acquire a portfolio of pain management products for $100 million in cash, subject to adjustment for the inventory to be acquired. The Company completed this acquisition in the fourth quarter of 2003. The Company has received from its current lenders a term loan facility in an amount necessary to fund the purchase of this product line, pay related fees and expenses and repay indebtedness outstanding under the Company’s existing term loan facility. In connection with this acquisition, the Company revised and increased the amount of its then existing revolving credit facility.

10. Financial Information for Subsidiary Guarantors and Non-Guarantors

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
RESTATED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$11,134	$23,649	$5,465	$(548)	$39,700
Equity earnings from subsidiaries	(9,579)	—	—	9,579	—

Total revenues	1,555	23,649	5,465	9,031	39,700

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	6,478	14,255	3,294	(458)	23,569
Selling	1,557	7,039	475	—	9,071
General and administrative	6,889	1,920	984	—	9,793
Research and development	—	5,367	—	—	5,367
Depreciation	1,321	310	281	—	1,912
Royalty expense	—	325	—	—	325

	16,245	29,216	5,034	(458)	50,037

(Loss) income from operations	(14,690)	(5,567)	431	9,489	(10,337)
Other income (expense):
Interest, net	(395)	(4,874)	129	—	(5,140)
Net intercompany interest	(497)	538	(41)	—	—
Other income (expense), net	(15)	19	(126)	—	(122)

	(907)	(4,317)	(38)	—	(5,262)

(Loss) income before income taxes	(15,597)	(9,884)	393	9,489	(15,599)
Benefit from income taxes	(6,205)	(1)	(1)	—	(6,207)

Net (loss) income	$(9,392)	$(9,883)	$394	$9,489	$(9,392)

aaiPharma Inc.
RESTATED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2002
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$15,598	$47,085	$4,843	$(6,317)	$61,209
Equity earnings from subsidiaries	15,920	—	—	(15,920)	—

Total revenues	31,518	47,085	4,843	(22,237)	61,209

Operating costs and expenses:
Direct costs (excluding depreciation)	10,919	14,926	2,813	(5,914)	22,744
Selling	1,523	4,074	447	—	6,044
General and administrative	7,255	2,161	929	—	10,345
Research and development	164	5,347	—	—	5,511
Depreciation	1,260	237	232	—	1,729

	21,121	26,745	4,421	(5,914)	46,373

Income (loss) from operations	10,397	20,340	422	(16,323)	14,836
Other income (expense):
Interest, net	(1,693)	(3,798)	(15)	—	(5,506)
Net intercompany interest	(592)	639	(47)	—	—
Other income (expense), net	1,188	(1,257)	(8)	—	(77)

	(1,097)	(4,416)	(70)	—	(5,583)

Income (loss) before income taxes	9,300	15,924	352	(16,323)	9,253
Provision for (benefit from) income taxes	3,552	—	(47)	—	3,505

Net income (loss)	$5,748	$15,924	$399	$(16,323)	$5,748

aaiPharma Inc.
RESTATED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$33,395	$107,059	$16,615	$(2,286)	$154,783
Equity earnings from subsidiaries	6,408	—	—	(6,408)	—

Total revenues	39,803	107,059	16,615	(8,694)	154,783

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	19,527	47,675	9,886	(1,881)	75,207
Selling	4,503	18,907	1,596	—	25,006
General and administrative	22,736	5,390	2,986	—	31,112
Research and development	—	15,441	—	—	15,441
Depreciation	4,022	895	830	—	5,747
Royalty expense	—	452	—	—	452

	50,788	88,760	15,298	(1,881)	152,965

(Loss) income from operations	(10,985)	18,299	1,317	(6,813)	1,818
Other income (expense):
Interest, net	(1,439)	(14,314)	132	—	(15,621)
Net intercompany interest	(1,533)	1,661	(128)	—	—
Other income (expense), net	145	34	(158)	—	21

	(2,827)	(12,619)	(154)	—	(15,600)

(Loss) income before income taxes	(13,812)	5,680	1,163	(6,813)	(13,782)
(Benefit from) provision for income taxes	(5,444)	31	(1)	—	(5,414)

Net (loss) income	$(8,368)	$5,649	$1,164	$(6,813)	$(8,368)

aaiPharma Inc.
RESTATED CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2002
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$46,271	$121,113	$12,153	$(11,261)	$168,276
Equity earnings from subsidiaries	32,088	—	—	(32,088)	—

Total revenues	78,359	121,113	12,153	(43,349)	168,276

Operating costs and expenses:
Direct costs (excluding depreciation)	29,486	41,888	7,761	(10,649)	68,486
Selling	4,845	9,923	1,260	—	16,028
General and administrative	20,260	6,564	2,437	—	29,261
Research and development	580	14,795	—	—	15,375
Depreciation and amortization	3,802	776	736	—	5,314

	58,973	73,946	12,194	(10,649)	134,464

Income (loss) from operations	19,386	47,167	(41)	(32,700)	33,812
Other income (expense):
Interest, net	(1,240)	(12,650)	8	—	(13,882)
Net intercompany interest	(1,740)	1,896	(156)	—	—
Other income (expense), net	(4,266)	(3,693)	32	—	(7,927)

	(7,246)	(14,447)	(116)	—	(21,809)

Income (loss) before income taxes	12,140	32,720	(157)	(32,700)	12,003
Provision for (benefit from) income taxes	5,019	—	(137)	—	4,882

Net income (loss)	$7,121	$32,720	$(20)	$(32,700)	$7,121

aaiPharma Inc.
RESTATED CONSOLIDATING BALANCE SHEET
(In thousands)

	September 30, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,279	$345	$486	$—	$11,110
Accounts receivable, net	8,725	19,079	3,509	—	31,313
Work-in-progress	4,360	5,605	7,817	(2,262)	15,520
Inventories	4,140	12,257	772	—	17,169
Deferred tax assets	1,271	—	—	—	1,271
Prepaid and other current assets	2,597	4,401	338	—	7,336

Total current assets	31,372	41,687	12,922	(2,262)	83,719
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	39,419	13,675	4,173	—	57,267
Goodwill, net	725	1,229	10,536	—	12,490
Intangibles, net	1,085	277,711	—	—	278,796
Other assets	4,529	8,458	106	—	13,093

Total assets	$143,191	$296,558	$27,737	$(22,121)	$445,365

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$6,567	$—	$—	$6,567
Accounts payable	3,573	11,013	1,858	—	16,444
Customer advances	7,553	7,983	4,149	(198)	19,487
Accrued wages and benefits	4,667	2,148	1,601	—	8,416
Interest payable	19	9,779	—	—	9,798
Deferred product revenue	—	45,198	—	—	45,198
Other accrued liabilities	164	6,117	(339)	(1,372)	4,570

Total current liabilities	15,976	88,805	7,269	(1,570)	110,480
Long-term debt, less current portion	28,000	215,092	—	—	243,092
Other liabilities	(4,981)	5,088	—	—	107
Investments in and advances to subsidiaries	111,547	(117,472)	5,901	24	—
Total stockholders’ equity	(7,351)	105,045	14,567	(20,575)	91,686

Total liabilities and stockholders’ equity	$143,191	$296,558	$27,737	$(22,121)	$445,365

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
RESTATED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(8,368)	$5,649	$1,164	$(6,813)	$(8,368)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	3,675	10,149	829	—	14,653
Other	(65)	(4)	207	—	138
Changes in operating assets and liabilities:
Accounts receivable, net	1,378	(2,321)	(627)	—	(1,570)
Work-in-progress	(226)	(2,654)	(2,764)	1,124	(4,520)
Inventories	1,364	(1,143)	—	(311)	(90)
Prepaid and other assets	(103)	481	(105)	—	273
Accounts payable	(836)	(435)	(149)	—	(1,420)
Customer advances	(287)	2,252	1,252	941	4,158
Interest payable	(265)	4,831	—	—	4,566
Deferred product revenue	—	45,198	—	—	45,198
Accrued wages and benefits and other accrued liabilities	(10,869)	3,959	(142)	(2,028)	(9,080)
Intercompany receivables and payables	37,045	(45,048)	916	7,087	—

Net cash provided by operating activities	22,443	20,914	581	—	43,938

Cash flows from investing activities:
Purchases of property and equipment	(1,264)	(7,813)	(790)	—	(9,867)
Proceeds from sales of property and equipment	390	118	—	—	508
Acquisitions of product rights and other intangibles	—	(6,050)	—	—	(6,050)
Other	(334)	—	—	—	(334)

Net cash used in investing activities	(1,208)	(13,745)	(790)	—	(15,743)

Cash flows from financing activities:
Payments on long-term borrowings	(19,500)	(10,000)	—	—	(29,500)
Proceeds from interest rate swaps, net	—	2,191	—	—	2,191
Proceeds from stock option exercises	2,819	—	—	—	2,819
Other	—	805	—	—	805

Net cash used in financing activities	(16,681)	(7,004)	—	—	(23,685)

Net increase (decrease) in cash and cash equivalents	4,554	165	(209)	—	4,510
Effect of exchange rate changes on cash	—	—	68	—	68
Cash and cash equivalents, beginning of period	5,725	180	627	—	6,532

Cash and cash equivalents, end of period	$10,279	$345	$486	$—	$11,110

aaiPharma Inc.
RESTATED CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2002
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$7,121	$32,720	$(20)	$(32,700)	$7,121
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,499	7,349	736	—	11,584
Write-off of deferred financing and other costs	—	8,053	—	—	8,053
Other	(5)	11	470	—	476
Changes in operating assets and liabilities:
Accounts receivable, net	2,663	(12,008)	87	2,300	(6,958)
Work-in-progress	(146)	918	189	(805)	156
Inventories	(1,548)	(3,675)	—	613	(4,610)
Deferred tax assets	919	—	—	—	919
Prepaid and other assets	1,324	(13,989)	(177)	—	(12,842)
Accounts payable	(607)	407	(467)	—	(667)
Customer advances	3,915	(120)	(655)	(1,494)	1,646
Interest payable	265	10,501	—	—	10,766
Accrued wages and benefits and other accrued liabilities	1,815	1,840	(54)	350	3,951
Intercompany receivables and payables	(19,749)	(12,512)	539	31,722	—

Net cash (used in) provided by operating activities	(534)	19,495	648	(14)	19,595

Cash flows from investing activities:
Purchases of property and equipment	(3,968)	(1,423)	(1,268)	—	(6,659)
Purchases of property and equipment previously leased	(14,145)	—	—	—	(14,145)
Proceeds from sales of property and equipment	13	—	—	—	13
Acquisitions of product rights and other intangibles	—	(211,997)	—	—	(211,997)
Other	(579)	50	—	—	(529)

Net cash used in investing activities	(18,679)	(213,370)	(1,268)	—	(233,317)

Cash flows from financing activities:
Proceeds from long-term borrowings	49,401	195,049	—	—	244,450
Payments on long-term borrowings	(27,400)	(12,014)	—	14	(39,400)
Proceeds from interest rate swaps, net	—	10,848	—	—	10,848
Proceeds from stock option exercises	3,193	—	—	—	3,193
Other	(2,855)	(11)	27	—	(2,839)

Net cash provided by financing activities	22,339	193,872	27	14	216,252

Net increase (decrease) in cash and cash equivalents	3,126	(3)	(593)	—	2,530
Effect of exchange rate changes on cash	—	—	93	—	93
Cash and cash equivalents, beginning of period	5,300	154	917	—	6,371

Cash and cash equivalents, end of period	$8,426	$151	$417	$—	$8,994

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Item 2 has been revised to reflect the restatement occurring subsequent to the filing of the original Quarterly Report on Form 10-Q.

Restatement of Previously Issued Financial Statements

We have restated our consolidated statements of operations, cash flows, and comprehensive income for the three and nine months ended September 30, 2003 and 2002 and our consolidated balance sheets as of September 30, 2003 and December 31, 2002. The restatement did not affect periods prior to 2002. The restatement is reported in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”) and is reported in this Amendment No. 1 to our Quarterly Report for the quarterly period ended September 30, 2003 and in amendments to our Quarterly Reports on Form 10-Q/A for the quarterly periods ended March 31, 2003 and June 30, 2003. The restatement corrects our revenue recognition of certain transactions, including specific product sales in 2003, that did not satisfy all of the revenue recognition conditions under FASB Statement No. 48 “Revenue Recognition When Right of Return Exists” (“SFAS 48”) and/or Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”), increases reserves for product returns and records other adjustments to our revenue reserves for 2003, and reflects a different treatment for our acquired products.

The following table summarizes the adjustments we have made to the financial information previously reported for the three months ended September 30, 2003.

	Revenue	Pre-Tax Income	Net Income
	($ in millions, except per share data)
Consignment Sale / Reversal of Revenue:
Calcitriol	$1.0	$0.7	$0.4
AzaSan 75mg and 100 mg	1.7	1.7	1.0
Darvocet A500	(8.9)	(8.0)	(4.8)
Calcitriol (Puerto Rican wholesaler)	(4.6)	(4.5)	(2.7)
Brethine and other products (new wholesaler)	(16.2)	(12.8)	(7.7)
Return Reserves:
Brethine (second-tier wholesaler)	(0.9)	(0.9)	(0.5)
Brethine (10 and 100 count)	(1.3)	(1.3)	(0.8)
Darvon/Darvocet	(1.3)	(1.3)	(0.8)
Other products	(0.8)	(0.8)	(0.5)
Change in Accounting for Product Acquisitions		(2.2)	(1.4)
Change in Tax Rate (adjusted for rounding)			(0.5)

Total Adjustments	$(31.3)	$(29.4)	$(18.3)

Diluted earnings (loss) per share			$(0.65)

The following table summarizes the adjustments we have made to the financial information previously reported for the nine months ended September 30, 2003.

	Revenue	Pre-Tax Income	Net Income
	($ in millions, except per share data)
Consignment Sale / Reversal of Revenue:
Calcitriol	$(2.7)	$(1.9)	$(1.1)
AzaSan 75mg and 100 mg	(4.9)	(4.3)	(2.6)
Darvocet A500	(8.9)	(8.0)	(4.8)
Calcitriol (Puerto Rican wholesaler)	(4.6)	(4.5)	(2.7)
Brethine and other products (new wholesaler)	(16.2)	(12.8)	(7.7)
Return Reserves:
Brethine (second-tier wholesaler)	(6.8)	(6.8)	(4.1)
Brethine (10 and 100 count)	(1.3)	(1.3)	(0.8)
Darvon/Darvocet	(1.3)	(1.3)	(0.8)
Other products	(4.3)	(4.3)	(2.6)
Change in Accounting for Product Acquisitions		(6.6)	(4.1)
Change in Tax Rate (adjusted for rounding)			(1.1)

Total Adjustments	$(51.0)	$(51.8)	$(32.4)

Diluted earnings (loss) per share			$(1.14)

In connection with our new product launches in 2003 of calcitriol, AzaSan 75 mg and 100 mg and Darvocet A500, initial launch quantities of these products were sold pursuant to “guaranteed sale” conditions under which we agreed to accept returned product six months after the date of purchase, if not resold by then. Revenue was recognized for these sales upon shipment without the establishment of any special reserves to account for these return rights. Because these launches were into new markets or were products with which we did not have applicable or analogous historical experience, and because most of the sales for these products had returns provisions inconsistent with our normal returns provisions, we have concluded that we did not have the ability to reasonably estimate returns, and that revenue for these sales should not have been recognized until all of the conditions of SFAS 48 were met.

Since all of the conditions of SFAS 48 had not been met for sales in the nine months ended September 30, 2003 of calcitriol, AzaSan 75mg and 100mg, and Darvocet A500 products, revenue has been recorded as if the sales were consignments. Calcitriol revenues have been reduced by $2.7 million, AzaSan revenues have been reduced by $4.9 million and Darvocet A500 revenues have been reduced by $8.9 million. Under the consignment model, upon shipment of product we invoice the wholesaler, record deferred revenue at gross invoice sales price and classify the inventory held by the wholesalers as consignment inventory at our cost of such inventory. We will recognize revenue (net of discounts, rebates, sales allowances and accruals for returns) when the consignment inventory is sold by the wholesalers, as quantified using data from the wholesalers and other third-party information sources. We will continue to recognize revenue on these products on this basis until such time as we develop sufficient historical experience on which to reasonably estimate returns and all other conditions under SFAS 48 are met. The build-up of inventory to support the initial launch of our Darvocet A500 product increased our inventory by $1.5 million in the third quarter of 2003. In connection with the initial launch of Darvocet A500, we also increased our standard payment terms by 60 days for this product, thereby allowing our customers up to 90 days to pay for the initial launch quantity of product they purchased.

We originally recorded approximately $4.6 million in revenue in the third quarter of 2003 for the sale of calcitriol product to a Puerto Rican wholesaler that we have now concluded should be reversed in the period in which it was originally recorded. Our adjusted financial statements for the third quarter of 2003 reflects our reversal of such sales and that we have reserved for substantially the full amount of the resulting inventory, as a substantial amount has been returned and we do not expect the remainder of this inventory to be sold.

There were substantial sales transactions at the end of the third quarter of 2003 with a new wholesaler of our Brethine product resulting in wholesaler channel inventory levels significantly exceeding our target levels. We also continued to sell Brethine product during the fourth quarter of 2003 to our established wholesaler customers, further adding to channel inventory levels. The specialty wholesaler was expected to open new distribution channels, for which we have concluded we did not have the ability to reasonably estimate returns, and all conditions of SFAS 48 were not met. In addition, sales of other products to this new wholesaler during the third quarter of 2003 appear to have been on special terms that do not satisfy the conditions of SFAS 48. We had recorded revenue for these sales upon shipment of the products.

The net revenues for these sales to the new specialty wholesaler of $12.3 million of Brethine and $3.9 million of other products in the third quarter of 2003 have been reversed. Revenue will be recognized as sales meet the criteria of SFAS 48. In addition, the significant increase in inventory levels in the channel due to transactions with this new wholesaler caused us to re-evaluate our overall reserves for our Brethine products. As a result of our analyses, we have increased our inventory obsolescence reserves by $1.3 million for specific inventory not expected to sell through before product expiration.

There were significant returns in the first quarter of 2004 from a second-tier wholesaler of our Brethine products that were inconsistent with our historical returns experience. The bulk of these products was initially sold by us during the first half of 2003 and was acquired by the second-tier wholesaler in purchases from us and from one of our principal wholesalers. Based on our knowledge regarding the market factors affecting these requested returns, we now believe that this inventory was purchased by the wholesaler for a particular opportunity that did not materialize. A specific returns reserve of $0.9 million in the third quarter of 2003 has been recorded for these sales and for the related inventory.

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

Prior to 2003, the amount of actual product returns experienced by the Company had not been significant. As a result, actual returns were charged against revenue in the period they occurred and aggregate revenue reserves were evaluated quarterly to determine if they were sufficient to cover estimated chargebacks, rebates and related allowances, as well as the expected rate of returns, and adjusted as deemed necessary. In 2003, we began segregating our products return reserve, which prior thereto we believed was adequately covered by our aggregate revenue reserves for chargebacks, rebates and related allowances. We increased the level of detail included in our analyses to include analyzing inventory in the channel to determine remaining shelf life. Our returns reserve needs are primarily related to the number of months of inventory estimated to be in the distribution channel. Levels of inventory in the distribution channel are monitored and estimated based on information we purchase from the wholesalers, combined with active discussions between our sales personnel and the wholesalers we supply. In addition, our actual sales, returns and chargeback history are used to assess the reasonableness of the estimated number of months of inventory on hand at our wholesalers. The shelf life of products remaining in the distribution channel is estimated based on an analysis of each lot sold. Each batch has a specific expiration date. A review of the actual returns history is performed and the run rate of sales out of the distribution channel is estimated. Estimated product returns reserves are adjusted based on these reviews. Reserves may also be adjusted to reflect any significant changes in trends or based upon new information that we believe may affect the reserve needs. Allowances for new product introductions are estimated based on our experiences for similar products that we currently market and are adjusted as deemed necessary based on our experience with each product. Our reserve analysis also includes a review for the potential introduction of generic competition and the resulting impact on pricing and returns reserves. Existing reserves may be adjusted accordingly to reflect our estimate for any impact these factors may have. We continually monitor our assumptions with respect to our revenue reserves for product sales and modify them if necessary. In addition to the consignment sales and other adjustments described above, we have adjusted our net revenues in the third quarter by increasing our returns reserve for other products based on a historical returns analysis, including a specific increase of $1.3 million in our returns reserve for our Brethine injectable product in the 100 count presentation, which we discontinued selling in the second quarter, and an increase of $1.3 million in our Darvon and Darvocet returns reserve due to a competitor’s reintroduction of a generic product.

In addition to the 2003 adjustments identified above, we are restating our consolidated financial statements for the three and nine-month periods ended September 30, 2003 and 2002 to treat each of our major product line acquisitions as acquisitions of assets that do not constitute a business. We have changed the accounting treatment used from treating the acquisitions as business combinations to treating them as asset acquisitions. Accordingly, no portion of the purchase price for these acquisitions is allocated to goodwill, and the amount previously allocated to goodwill is instead allocated to the other identifiable acquired assets, including assets with definite lives. As a result, our direct costs in the three and nine months ended September 30, 2002 are greater than the amount previously reported by $2.2 million and $4.6 million, respectively, due to the increase in amortization expense resulting from a greater amount of purchase price being allocated to assets with definite lives, and our directs costs in the three and nine months ended September 30, 2003 are greater than the amount we previously reported by $2.2 million and $6.6 million, respectively.

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

We also entered a three-year services agreement with Athlon Pharmaceuticals in July 2003 to provide sales support in designated territories throughout the Untied States for the Darvocet A500 product. Under this agreement, Athlon received an initial payment and was entitled to a fixed monthly fee of $1.2 million for the sales support services, as well as potential milestone payments based on the sales of this product and other defined propoxyphene and acetaminophen products we subsequently developed or acquired. This agreement was effective October 1, 2003 and had a stated term of 36 months. We have initiated legal proceedings against Athlon and have terminated this agreement. See
“—Liquidity and Capital Resources—Commitments and Contingencies” and Note 11 of Notes to Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Upon the acquisition of this product, we originally recorded an intangible asset in the amount of the closing payment with a definite life of 18.5 years. We have re-evaluated our allocation of values associated with the concurrent agreements discussed above and, with the assistance of third-party valuation consultants, have determined the fair value of the intangible asset acquired as of the date of the acquisition to be greater than the closing date payment. Accordingly, we have re-allocated a portion of the value associated with the service agreement to the purchase price of the intangible asset. Our adjusted financial statements for the third quarter of 2003 reflect an intangible asset of $4.7 million. We subsequently performed an impairment analysis using an updated sales forecast as of December 31, 2003 and have written off the entire value of the intangible asset.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002
Gross revenues	$54,502	$78,745	$219,536	$207,259
Allowance for customer credits	14,802	17,536	64,753	38,983

Net revenues	$39,700	$61,209	$154,783	$168,276

The following table presents the net revenues for each of our business units and our consolidated expenses and net income, with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003		2002		2003		2002
				(dollars in thousands)
Net revenues:
Product sales	$14,331	36%	$35,925	59%	$80,393	52%	$90,775	54%
Product development	3,524	9	5,663	9	11,231	7	14,267	8
Development services	21,845	55	19,621	32	63,159	41	63,234	38

	$39,700	100%	$61,209	100%	$154,783	100%	$168,276	100%

Direct costs (excluding depreciation and royalty expense)	$23,569	59%	$22,744	37%	$75,207	49%	$68,486	41%
Selling	9,071	23	6,044	10	25,006	16	16,028	10
General and administrative	9,793	25	10,345	17	31,112	20	29,261	17
Research and development	5,367	14	5,511	9	15,441	10	15,375	9
Depreciation and amortization	1,912	5	1,729	3	5,747	4	5,314	3
Royalty expense	325	1	—	—	452	—	—	—
(Loss) income from operations	(10,337)	(26)	14,836	24	1,818	1	33,812	20
Interest expense, net	(5,140)	(13)	(5,506)	(9)	(15,621)	(10)	(13,882)	(8)
Loss from extinguishment of debt	—	—	—	—	—	—	(8,053)	(5)
Other income (expense), net	(122)	—	(77)	—	21	—	126	—
(Benefit from) provision for income taxes	(6,207)	(16)	3,505	6	(5,414)	(3)	4,882	3
Net (loss) income	(9,392)	(24)	5,748	9	(8,368)	(5)	7,121	4

Third Quarter 2003 Compared to Third Quarter 2002

Our consolidated net revenues for the quarter ended September 30, 2003 decreased 35% to $39.7 million, from $61.2 million in the third quarter of 2002. Net revenues from product sales decreased to $14.3 million in 2003, from $35.9 million in 2002, due to lower sales of our Darvocet-N 100 500-count bottle product, which we believe to be due to lower purchases by repackagers of this product as well as decreases in sales of our MVI and Brethine products. As discussed above, in September 2003, we began shipping products to a new wholesaler. We shipped approximately $16.2 million to this wholesaler in September 2003. We did not recognize revenues upon shipment due to all the conditions under SFAS 48 not having been met. We also recorded returns reserves of approximately $4.4 million for products we estimated may have wholesaler channel inventory levels exceeding anticipated demand. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $0.7 million and $0.3 million to net revenues from product sales in the third quarters of 2003 and 2002, respectively.

Net revenues from product development decreased 38% in the third quarter of 2003 to $3.5 million, or 9% of net revenues, from $5.7 million, or 9% of net revenues, in the 2002 period, primarily due to royalties under our significant development agreement, which decreased from $5.4 million in the third quarter of 2002 to $3.4 million in the third quarter of 2003. This development agreement is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2003 Form 10-K.

Net revenues from our development services business increased 11% in the third quarter of 2003 to $21.8 million, from $19.6 million in 2002. This increase was principally attributable to higher demand for our analytical and clinical capabilities, partially offset by lower fee-for-service revenues under our significant development agreement.

Direct costs (excluding depreciation and royalty expense) increased $0.8 million, or 4%, to $23.6 million in the third quarter of 2003, from $22.7 million in the same period in 2002. The increased amortization expense offset the reduced product costs which resulted from lower product sales in the quarter. Direct costs as a percentage of net revenues were 59% for the third quarter of 2003, as compared to 37% in the third quarter of 2003. The increase in direct costs as a percentage of net revenue is primarily due to the mix in revenues in the quarter. Significantly lower product revenues in the third quarter of 2003, which generally have a higher margin than development services revenues, resulted in this increase.

Selling expenses increased 50% in the third quarter of 2003 to $9.1 million, or 23% of net revenues, from $6.0 million, or 10% of net revenues, in 2002. This increase was primarily due to expenses incurred by our product sales business associated with developing our product sales force and marketing and promoting our new products. At September 30, 2003, our pharmaceutical sales force was approximately 85, as compared to 20 at September 30, 2002.

General and administrative costs decreased 5% in the third quarter of 2003 to $9.8 million, or 25% of net revenues, from $10.3 million, or 17% of net revenues, in 2002. This decrease was primarily due to decreases in employee benefit related expenses.

Research and development expenses were $5.4 million, or 14% of net revenues, in the third quarter of 2003, a slight dollar decrease from $5.5 million, or 9% of net revenues, in 2002. In the third quarter of 2003, significant project spending was related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products.

Royalty expenses for the third quarter of 2003 were $0.3 million. We accrue royalties based on revenues generated by certain acquired products. No similar royalty expenses were incurred in 2002.

Consolidated loss from operations was $10.3 million in the third quarter of 2003, compared to $17.1 million of income from operations in the prior year. This decrease was primarily due to the revenue decreases discussed above.

Loss from operations for our product sales business was $5.1 million in the third quarter of 2003, compared to income from operations of $19.4 million in the third quarter of 2002. This decrease was attributable to the increased selling expenses and the revenue decreases from our Brethine, MVI and Darvon/Darvocet product lines, as discussed above.

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

Unallocated corporate expenses increased slightly in the third quarter of 2003 to $4.9 million, from $4.8 million in 2002. As a percentage of net revenues, unallocated corporate expenses in the third quarter of 2003 increased to 12%, from 8% in the third quarter of 2002.

Net interest expense decreased to $5.1 million in the third quarter of 2003, from $5.5 million in the third quarter of 2002. This $0.4 million decrease is primarily attributable to a lower debt balance due to debt repayments on our senior secured credit facility.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

Our consolidated net revenues for the nine months ended September 30, 2003 decreased 8% to $154.8 million, from $168.3 million in the first nine months of 2002. Net revenues from product sales decreased to $80.4 million in 2003, from $90.8 million in 2002, due to lower sales of our Darvocet-N 100 500-count bottle product, which we believe to be due to lower purchases by repackagers of this product, lower revenues for our MVI products due to lower average sales prices for these products during the first nine months of 2003, and lower unit sales of the 100 count presentation of our injectable Brethine product. These decreases were partially offset by a significant price increase in our injectable Brethine product that was implemented in June 2002, contributions from our Darvon and Darvocet products, which we acquired in March 2002, contributions from our 50mg Azasan product, which was launched in June 2002, and contributions from our calcitriol generic product, which was launched in March 2003. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which are included in product sales, contributed $2.0 million and $3.5 million to net revenues from product sales in the first nine months of 2003 and 2002, respectively.

Net revenues from product development decreased 21% in the first nine months of 2003 to $11.2 million, or 7% of net revenues, from $14.3 million, or 8% of net revenues, in 2002, primarily due to lower revenues related to our significant development agreement in the second and third quarters of 2003 and to third-party licensing payments which we had previously deferred and were amortized into revenue in 2002 and prior years. No previously deferred revenues were recognized in 2003.

Net revenues from our development services business were $63.2 million in the first nine months of both 2003 and 2002.

Direct costs (excluding depreciation and royalty expense) increased $6.7 million, or 10%, to $75.2 million in the first nine months of 2003, from $68.5 million in the same period in 2002. This increase in direct cost dollars resulted from increased amortization expense of $2.6 million related to product rights for acquired products, which was partially offset by lower product costs resulting from lower product sales during the period. Direct costs as a percentage of net revenues were 49% for the third quarter of 2003, as compared to 41% in the third quarter of 2003.

Selling expenses increased 56% in the first nine months of 2003 to $25.0 million, or 16% of net revenues, from $16.0 million, or 10% of net revenues, in 2002. This increase was primarily due to expenses incurred by our product sales business associated with developing our product sales force and marketing and promoting our new products.

General and administrative costs increased 6% in the first nine months of 2003 to $31.1 million, or 20% of net revenues, from $29.3 million, or 17% of net revenues, in 2002. This increase was primarily due to expenses related to the management build-up for our product sales business.

Research and development expenses were $15.4 million in the first nine months of both 2003 and 2002. This represented 10% of net revenues in 2003 and 9% of net revenues in 2002. Consistent with the third quarter of 2003, we incurred significant project spending in the first nine months of 2003 related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products.

Royalty expenses for the first nine months of 2003 were $0.5 million. We accrue royalties based on revenues generated by certain acquired products. No similar royalty expenses were incurred in 2002.

Consolidated income from operations was $1.8 million in the first nine months of 2003, or $32.0 million lower than the first nine months of 2002. This decrease was primarily due to the lower revenues from our product sales business, the increased selling expenses related to our product sales force and increased product rights amortization expense.

Income from operations for our product sales business was $20.1 million in the first nine months of 2003, compared to $46.8 million in the first nine months of 2002. This decrease was also attributable to the lower revenues from our product sales business, the increased selling expenses related to our product sales force and increased product rights amortization.

Income from operations for our product development business was $11.2 million in the first nine months of 2003, compared to income from operations of $14.3 million in 2002. This change resulted from the lower revenues under our significant development agreement.

Income from operations for our development services business was $1.7 million in the first nine months of 2003, compared to $1.3 million in the first nine months of 2002. This increase is primarily due to lower direct costs in our bioanalytical and analytical businesses in 2003.

Unallocated corporate expenses increased in the first nine months of 2003 to $15.5 million, from $12.8 million in 2002. This higher level was due to additions to our corporate infrastructure to accommodate the expansion of our overall business. As a percentage of net revenues, unallocated corporate expenses in the first nine months of 2003 were 10% and were 8% in 2002.

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

Liquidity and Capital Resources

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in the first nine months of 2003 was $43.9 million, compared to cash flow provided by operations of $19.6 million in the first nine months of 2002. This change was primarily due to an increase in net income and positive changes in working capital. In addition, the first nine months of 2002 included $13.1 million of prepaid financing fees related to our senior credit facility and senior subordinated notes, which did not recur in the first nine months of 2003.

Cash used in investing activities was $15.7 million in the first nine months of 2003 which included $9.9 million for capital spending. Cash used in investing activities was $233.3 million in the first nine months of 2002, which included $211.4 million related to our 2002 acquisition of the Darvon and Darvocet branded product lines, and $14.1 million for the purchase of assets formerly covered by our tax retention operating lease, including our corporate headquarters in Wilmington, N.C. and a laboratory and clinical facility in Chapel Hill, N.C.

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

At September 30, 2003, our $175 million senior secured credit facility consisted of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility was scheduled to be amortized over the full five-year term. The senior facility was subsequently reduced due to early repayments we made under the term loan facility. The availability of borrowings under our revolving credit facility is not limited by a borrowing base. At September 30, 2003, we had unused availability under the revolving credit facility of $47.0 million. Our senior credit facility provided for variable interest rates based on LIBOR or an alternate base rate, at our option. Such facility was guaranteed by all of our domestic subsidiaries and secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries, and 65% of the stock of our material foreign subsidiaries. Our senior credit facility required the payment of certain commitment fees based on the unused portion of the revolving credit facility and could be prepaid at our option at any time without a premium.

Under the terms of the credit agreement for our senior credit facility, we were required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, we were not in compliance with some of these covenants at September 30, 2003. See Notes 1 and 6 to our 2003 Form 10-K for additional discussion and a description of our new senior credit facility that has replaced the credit facility in effect at September 30, 2003.

On March 28, 2002, we issued $175 million of senior subordinated unsecured notes due 2010, which had a fixed interest rate of 11% per annum and were guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. At September 30, 2003, these notes were not secured. Prior to March 28, 2005, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our senior credit facility required us to repay all of the indebtedness under this facility before we could repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, we were not in compliance with some of these covenants at September 30, 2003. See Note 6 to our 2003 Form 10-K for additional discussion and a description of the consent solicitation approved in April 2004 that waived all then existing defaults under such indenture (including those in effect at September 30, 2003).

Concurrent with the issuance of our senior subordinated notes, we entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. On February 27, 2003, and again on June 23, 2003, we sold the then outstanding interest rate hedging agreement for $2.3 million and $3.7 million, respectively, and replaced it with a similar interest rate hedging agreement. The amounts we received, less the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life. This amortization will be approximately $2.0 million annually. At September 30, 2003, we had an interest rate hedging agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 7.41%. On September 30, 2003, 6-month LIBOR was 1.18%, giving us an estimated all-in rate of 8.59%. The terms of the interest rate hedging agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument.

Our M.V.I. and Aquasol product line acquisition agreement was amended on July 22, 2003. As amended, it provided for two $1.0 million guaranteed payments, which were made in August 2002 and 2003, eliminated a contingent payment of $2.0 million that was potentially due in August 2003 under the original agreement, and provided for a future contingent payment of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulations by the U.S. Food and Drug Administration (FDA). The amount of the $43.5 million contingent payment was to be reduced by $1 million per month if the conditions for the contingent payment had not occurred by December 31, 2002. The amount of the contingent payment had decreased by $9.0 million by September 30, 2003. Such conditions were satisfied in January and February 2004, fixing the previously contingent liability under the amendment at $31.5 million. We were precluded from recognizing this obligation as additional purchase price for the M.V.I. and Aquasol product line under Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” and No. 141 “Business Combinations”; therefore, this adjustment resulting from a preacquisition contingency will be expensed in the first quarter of 2004. As of September 30, 2003, this contingent obligation had not been recorded as a liability on our consolidated balance sheet. Also in July 2003, the M.V.I. supply agreement with the seller was extended through 2008, subject to early termination rights by us on six months’ notice given at any time, and by the supplier on twenty-four months notice given at any time on or after August 17, 2004.

In addition, we may have to make contingent payments of $4.7 million over four years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At September 30, 2003, these contingent payment obligations, including the contingent payments potentially due in connection with the acquisition of the M.V.I. and Aquasol product lines, had not yet been recorded as a liability on our consolidated balance sheet. At September 30, 2003, we had $6.6 million of principal repayments due in the next twelve months under our senior credit facility. We made interest payments on the senior subordinated notes of $9.6 million in April 2003 and $9.6 million in October 2003. The October 2003 interest payment was offset by approximately $0.9 million received under our interest rate swap agreement.

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

On November 3, 2003, CIMA terminated the Merger Agreement and paid an $11.5 million termination fee to us. This fee was used to offset merger-related expenses.

On October 22, 2003, we entered into an agreement with certain subsidiaries of Elan Corporation, plc to acquire a portfolio of pain management products for $100 million in cash, subject to adjustment for the inventory to be acquired. We completed this acquisition in the fourth quarter of 2003. We financed this acquisition with proceeds from our then existing term loan facility.

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

PART II. OTHER INFORMATION

Item 3. Defaults Upon Senior Securities.

Under the terms of the credit agreement for our senior credit facility in effect at September 30 2003, we were required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, we were not in compliance with some of these covenants at September 30, 2003. See Notes 1 and 6 to our 2003 Form 10-K for additional discussion and a description of our new senior credit facility that has replaced the credit facility in effect at September 30, 2003.

Under the terms of the indenture for our $175 million senior subordinated notes due 2010, we are required to comply with various covenants including, but not limited to a covenant relating to incurrence of additional indebtedness. After giving effect to the restatement described in this Quarterly Report on Form 10-Q/A, we were not in compliance with some of these covenants at September 30, 2003. See Note 6 to our 2003 Form 10-K for additional discussion and a description of the consent solicitation approved in April 2004 that waived all then existing defaults under such indenture (including those in effect at September 30, 2003).

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