Form 10-Q
period 2004-03-31
AAIPHARMA INC
filed 2004-06-25
CIK 1013243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period ___________ to ___________

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

The number of shares of the registrant’s common stock outstanding as of June 1, 2004 was 28,585,582 shares.

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

At March 31, 2004, we owned the following registered and unregistered trademarks referenced herein: Darvocet®, Darvon®, Darvon-N®, Darvocet-N®, Darvocet A500™, Brethine®, ProSorb-D™, Oramorph® SR, Roxicodone®, AzaSan®, aaiPharma® and AAI®. AzaSan® is a registered trademark owned by us and licensed to Salix Pharmaceuticals. Unless the context otherwise requires, references in this document to Darvon are to Darvon® and Darvon-N® collectively and references to Darvocet are to Darvocet-N® and Darvocet A500™. We also reference trademarks owned by other companies. M.V.I.®, M.V.I.-12®, M.V.I. Pediatric®, M.V.I. Adult™, Aquasol®, Aquasol A® and Aquaol E® are registered and unregistered trademarks owned by Mayne Pharma (USA) Inc. Unless the context otherwise requires, references to M.V.I. are to M.V.I.-12®, M.V.I. Pediatric® and M.V.I. Adult™, collectively, and references to Aquasol are to Aquasol A® and Aquaol E®, collectively. Duraclon® is a registered trademark owned by Fujisawa Healthcare, Inc. and licensed to us. All references in this document to any of these terms lacking the “®” or “TM” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

aaiPharma Inc.
Table of Contents

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Operations	3
	Consolidated Balance Sheets	5
	Consolidated Statements of Cash Flows	6
	Consolidated Statements of Comprehensive Loss	8
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures About
	Market Risk	38
Item 4.	Controls and Procedures	38
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	40
Item 2.	Issuer Purchases of Equity Securities	46

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Net revenues:
Product sales	$24,886	$24,965
Product development (royalties and fees)	4,915	3,810
Development services	24,441	20,212

	54,242	48,987

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense):
Product sales (includes product rights amortization of $3,972 and $2,968)	14,405	11,270
Development services	14,490	12,004

Total direct costs	28,895	23,274
Selling expenses	13,027	7,734
General and administrative expenses	16,340	10,030
Research and development	6,407	4,486
Depreciation	2,012	1,888
M.V.I. contingent payment	31,001	—
Royalty expense	500	—

Total operating costs and expenses	98,182	47,412

(Loss) income from operations	(43,940)	1,575
Other expense:
Interest, net	(5,645)	(5,550)
Other income (expense), net	19	(83)

	(5,626)	(5,633)

Loss before income taxes	(49,566)	(4,058)
Provision for (benefit from) income taxes	6	(1,590)

	Three Months Ended
	March 31,
	2004	2003
Net loss	$(49,572)	$(2,468)

Basic loss per share	$(1.74)	$(0.09)

Weighted average shares outstanding	28,502	27,558

Diluted loss per share	$(1.74)	$(0.09)

Weighted average shares outstanding	28,502	27,558

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,526	$8,785
Accounts receivable, net	—	32,614
Work-in-progress	13,109	12,503
Inventories	18,110	14,693
Deferred tax assets	19,184	19,184
Prepaid and other current assets	9,200	10,398

Total current assets	70,129	98,177
Property and equipment, net	57,678	57,236
Goodwill, net	13,016	13,361
Intangible assets, net	347,312	351,315
Other assets	13,524	14,508

Total assets	$501,659	$534,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$7,889	$4,000
Accounts payable	23,575	21,879
Customer advances	15,593	17,630
Accrued wages and benefits	7,334	5,320
Interest payable	10,212	5,511
Deferred product revenue	37,861	45,664
Other accrued liabilities	37,119	11,133

Total current liabilities	139,583	111,137
Long-term debt, less current portion	329,761	338,844
Deferred tax liability	2,246	2,246
Other liabilities	2,141	7,647
Stockholders’ equity:
Common stock	29	28
Paid-in capital	91,622	88,049
Accumulated deficit	(65,879)	(16,307)
Accumulated other comprehensive income	2,377	3,197
Deferred compensation	(221)	(244)

Total stockholders’ equity	27,928	74,723

Total liabilities and stockholders’ equity	$501,659	$534,597

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net loss	$(49,572)	$(2,468)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,984	4,856
Other	78	52
Changes in operating assets and liabilities:
Accounts receivable, net	32,475	5,713
Work-in-progress	(841)	(1,640)
Inventories	(3,452)	(4,033)
Prepaid and other assets	2,172	856
Accounts payable	1,772	137
Customer advances	(1,892)	(843)
Interest payable	4,700	4,708
Deferred product revenue	(7,803)	10,211
Accrued wages and benefits and other accrued liabilities	28,134	(2,223)

Net cash provided by operating activities	11,755	15,326

Cash flows from investing activities:
Purchases of property and equipment	(2,572)	(3,212)
Acquisitions of product rights and other intangibles	—	(500)
Other	(60)	(232)

Net cash used in investing activities	(2,632)	(3,944)

Cash flows from financing activities:
Payments on long-term borrowings	(10,170)	(8,500)
(Payments on) proceeds from interest rate swaps, net	(488)	435
Proceeds from stock option exercises	3,596	428
Other	(308)	409

Net cash used in financing activities	(7,370)	(7,228)

Net increase in cash and cash equivalents	1,753	4,154
Effect of exchange rate changes on cash	(12)	19
Cash and cash equivalents, beginning of period	8,785	6,532

Cash and cash equivalents, end of period	$10,526	$10,705

	Three Months Ended
	March 31,
	2004	2003
Supplemental information, cash paid for:
Interest	$1,687	$1,497

Income taxes	$10,145	$2,202

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net loss	$(49,572)	$(2,468)
Currency translation adjustments	(820)	731

Comprehensive loss	$(50,392)	$(1,737)

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of presentation and other matters

aaiPharma Inc. (“aaiPharma” or the “Company”) is a science-based, specialty pharmaceutical company focused on acquiring, improving and marketing well-known, branded medicines in pain management and critical care. The Company also offers comprehensive drug development services to the pharmaceutical, biotechnology, generic and device industries through its development services division. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated financial information as of December 31, 2003 has been derived from audited financial statements; certain amounts from the three months ended March 31, 2003 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003
Form 10-K”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. Under APB 25, if the exercise price of the Company’s stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation cost for the Company’s plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation”, the Company’s net loss and loss per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net loss, as reported	$(49,572)	$(2,468)
Less pro forma stock-based compensation cost, net of tax	3,067	1,846

Pro forma net loss	$(52,639)	$(4,314)

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Loss per share:
As reported -
Basic	$(1.74)	$(0.09)
Diluted	$(1.74)	$(0.09)
Pro forma -
Basic	$(1.85)	$(0.16)
Diluted	$(1.85)	$(0.16)

2. Recent developments

Special Committee

On February 27, 2004, the Company’s Board of Directors appointed a committee consisting of all of the non-employee members of the Board of Directors (the “Special Committee”) to conduct an inquiry into unusual sales in the Brethine and Darvocet product lines during the second half of 2003. King & Spalding LLP, an independent law firm, and Deloitte & Touche USA LLP, as independent forensic accountants, were engaged to assist the Special Committee in this inquiry.

In connection with the Special Committee’s inquiry, the Company determined that certain matters identified by the Special Committee, along with certain other adjustments identified by the Company, required material adjustments to the 2003 financial information included in the Company’s February 5, 2004 press release and the financial information for the periods ended March 31, June 30, and September 30, 2003. The Company also restated financial information for all periods of 2002. The Special Committee’s investigation, along with these adjustments, are discussed in greater detail in the 2003 Form 10-K, in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in Note 1 of Notes to Consolidated Financial Statements. The restated quarterly information can be found in the Company’s Quarterly Reports on Form 10-Q/A for the periods ended March 31, 2003, June 30, 2003 and September 30, 2003.

Potential NASDAQ Delisting

The Company received notice on March 30, 2004 from the NASDAQ Stock Market that, due to the delay in filing of its 2003 Form 10-K, the Company is not in compliance with certain NASDAQ marketplace rules and that its common stock would be subject to delisting at the opening of business on April 8, 2004, unless the Company requested a hearing pursuant to NASDAQ rules. The Company requested and participated in a hearing before a NASDAQ listing qualifications panel on April 29, 2004 in which it committed to filing the Company’s 2003 Form 10-K on or before June 15, 2004 and to filing amended Quarterly Reports on Form 10-Q for each of the first three quarters of 2003 and its Quarterly Report on Form 10-Q for the period ended March 31, 2004 on or before June 30, 2004. On May 18, 2004, the Company received notice from the NASDAQ Stock Market that the Company was delinquent in the filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2004.

The 2003 Form 10-K was filed on June 15, 2004. On June 21, 2004, NASDAQ notified the Company that the listing qualifications panel has determined to continue the listing of the Company’s common stock if the Company meets certain conditions, including providing NASDAQ with additional information, filing the Quarterly Reports on Form 10-Q/A for each of the first three quarters of 2003 and the Quarterly Report on Form 10-Q for the first quarter of 2004 by the June 30, 2004 deadline, and filing on a timely basis all periodic reports for reporting periods ending on or before June 30, 2005. The amended Quarterly Reports on Form 10-Q for 2003 were filed on June 24, 2004.

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

Senior Credit Agreement and Indenture Defaults

aaiPharma did not file its 2003 Form 10-K in the time required by the federal securities laws. This failure to file the 2003 Form 10-K constituted an event of default under its former senior credit agreement, dated as of March 28, 2002, with Bank of America, N.A. as administrative agent (in such capacity, the “Administrative Agent”). Due to this and other events of default under that senior credit agreement, the Company was advised by the Administrative Agent that the Company was not permitted to make any borrowings under the $100 million revolving credit facility portion of the credit agreement.

On April 23, 2004, aaiPharma refinanced that senior credit agreement with $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC as collateral agent, and Bank of America, N.A., as administrative agent. These new senior credit facilities consist of a two-year, $125 million senior secured term loan facility (which was fully drawn at closing) and a two-year, $15 million senior secured revolving credit facility.

Under the terms of the indenture for its senior subordinated notes due 2010 (described in Note 10 below), the Company was required to comply with various covenants, including, but not limited to, a covenant relating to incurrence of additional indebtedness. The Company was not in compliance with certain of these indenture covenants at March 31, 2004; however, defaults under these covenants have been subsequently waived.

M.V.I. and Aquasol Sale

On April 26, 2004, the Company sold its M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to adjustments based on inventory levels at closing and other post-closing obligations (the “M.V.I. and Aquasol Sale”). A portion of the closing payment is held in escrow to satisfy post-closing obligations under the agreement. The M.V.I. and Aquasol Sale resulted in a gain of approximately $37 million that the Company will record in the second quarter of 2004.

Royalties Receivable

The Company entered into a definitive agreement to receive a prepayment of certain royalties receivable (the “Accelerated Royalties”), that would otherwise have been paid to it quarterly through the second quarter of 2005 pursuant to the significant development agreement discussed in the 2003 Form 10-K. These royalties would have aggregated $15.4 million. The agreement to receive a prepayment of these royalties discounted the Accelerated Royalties by 5% per annum from the date originally due to the advance payment date. The Company received approximately $15.0 million in gross proceeds from the Accelerated Royalties in April 2004.

Termination of Interest Rate Hedging Obligation

At March 31, 2004, aaiPharma was a party to an interest rate hedging agreement to effect a swap of its fixed interest rate on a notional amount of the Company’s 11% senior subordinated notes (see Note 10) to a floating interest rate. The Company terminated the interest rate hedging agreement. The Company’s termination obligations under this interest rate hedging agreement were approximately $9.4 million, which were paid in full on April 26, 2004 and will be expensed as additional interest over the life of the senior subordinated notes.

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

On April 15, 2004, the Company filed a lawsuit against Athlon Pharmaceuticals, Inc. seeking a declaratory judgment that it was entitled to terminate the Service Agreement (the “Athlon Service Agreement”) dated July 16, 2003, as amended, between the Company and Athlon as well as damages and injunctive relief for material breaches of the Athlon Service Agreement by Athlon. The Athlon Service Agreement incorporated the terms and conditions pursuant to which representatives of Athlon would promote the sale of the Company’s Darvocet A500 product to physicians. The Company initially paid Athlon $3,350,000 to build its sales force to promote the sale of Darvocet A500, and the terms of the Athlon Service Agreement would require the Company to pay Athlon an additional $1,200,000 each month for such services for the contract period of 36 months, commencing in October 2003, subject to Athlon’s compliance with certain representations, warranties and covenants. Athlon has asserted several counterclaims, including breach of an implied covenant of good faith in fair dealing and anticipatory breach of the contract. The Company has filed a reply denying these allegations.

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

Generic Competition

In 2004, the Food and Drug Administration approved generic versions of the Company’s Roxicodone and Brethine injectable products. In the first quarter, a generic version of Roxicodone was introduced, and in May 2004, a generic version of injectable Brethine was introduced.

3. M.V.I. Contingent Payment

The Company’s M.V.I. and Aquasol product line acquisition agreement with AstraZeneca AB, as amended, provided for a future contingent payment of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulations by the U.S. Food and Drug Administration. The amount of the $43.5 million contingent payment was to be reduced by $1 million per month if the conditions for the contingent payment had not occurred by December 31, 2002. The amount of the contingent payment had decreased by $12.0 million by December 31, 2003. Such conditions were satisfied in January and February 2004, fixing the previously contingent liability under the amendment at $31.5 million. The Company recorded this expense in the first quarter of 2004. As a result of an amendment to the original acquisition agreement, the Company was precluded from recognizing the obligation for this payment (the “M.V.I. Contingent Payment”) as additional purchase price for the M.V.I. and Aquasol product line under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and No. 141, “Business Combinations”; therefore, this adjustment was expensed in the first quarter of 2004. As discussed in Note 2 above, the Company sold its M.V.I. and Aquasol product lines on April 26, 2004. Because the $31.5 million contingent payment was not included in the basis of the assets sold, the gain from the sales transaction in the second quarter of 2004 will offset the expense discussed in this Note. Concurrently with the closing of the M.V.I. and Aquasol Sale on April 26, 2004, the Company paid to AstraZeneca AB the M.V.I. Contingent Payment, which was discounted to approximately $31.0 million as a result of the early payment.

4. Income taxes

The Company recorded a tax benefit of approximately $19 million in the first quarter of 2004 as a result of current period operating losses, offset by a valuation allowance for the entire amount because it is more likely than not that the deferred tax asset resulting from that benefit will not be realized. The Company’s effective tax rate for the first quarter of 2004 was less than 1%. Its effective tax for the first quarter of 2003 was 39%.

5. Loss per share

Basic loss per share is based on the weighted average number of common shares outstanding during the year. Diluted loss per share is computed assuming that the weighted average number of common shares was increased by the conversion of stock options issued to employees and members of the Company’s Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were converted to shares and issued, unless their inclusion would be anti-dilutive. During the three months ended March 31, 2004, approximately 360,000 options were exercised for aggregate proceeds to the Company of $3.6 million. In the three months ended March 31, 2003, 2.5 million options were excluded as they were anti-dilutive. In each period presented, the net loss (the “numerator”) is the same for both basic and diluted per share computations.

6. Financial information by business segment and geographic area

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

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net revenues:
Product sales	$24,886	$24,965
Product development	4,915	3,810

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Development services	24,441	20,212

	$54,242	$48,987

United States	$48,310	$44,319
Germany	6,115	5,311
Other	554	325
Less intercompany	(737)	(968)

	$54,242	$48,987

(Loss) income from operations:
Product sales	$(33,971)	$7,319
Product development	4,915	3,810
Development services	147	331

	(28,909)	11,460
Research and development	(6,509)	(4,586)
Corporate	(8,522)	(5,299)

	$(43,940)	$1,575

United States	$(44,580)	$867
Germany	554	729
Other	86	(21)

	$(43,940)	$1,575

Depreciation and amortization:
Product sales	$4,329	$3,191
Product development	102	100
Development services	1,045	1,027
Corporate	508	538

	$5,984	$4,856

	March 31,	December 31,
	2004	2003
Total assets:
Product sales	$379,890	$424,452
Product development	14,153	13,062
Development services	60,009	55,791
Corporate	47,607	41,292

	$501,659	$534,597

United States	$472,461	$504,575
Germany	27,422	28,242
Other	1,776	1,780

	$501,659	$534,597

	March 31,	December 31,
	2004	2003
Goodwill, net:
Development services	$13,016	$13,361

7. Transactions with related parties

The Company has revenue, accounts receivable and work-in-progress with Aesgen, Inc. (“Aesgen”) and Endeavor Pharmaceuticals, Inc. (“Endeavor”). Both Endeavor and Aesgen were organized by aaiPharma Inc., its principal shareholders and others. Aesgen was a related party as of March 31, 2004, and continues to be a related party. Endeavor was a related party until the fourth quarter of 2003, when Endeavor filed articles of dissolution and made a liquidating distribution to the Company. No revenues were recognized from Aesgen for the three months ended March 31, 2004 and 2003, respectively. Services performed by the Company for Aesgen are covered by a Subscription Agreement, whereby the Company has agreed to receive Aesgen preferred stock in lieu of cash for the services performed. In February 2002, the Company acquired a calcitriol product from Aesgen, under an agreement which included potential royalty payments. The Company launched its calcitriol product in March 2003; however, no revenues or royalty expenses were recorded for this product during the first quarter of 2003. Calcitriol is shipped to wholesalers and revenues are recorded under the consignment model; therefore no revenue or expenses were recognized until the product was shipped by those wholesalers. The Company expensed royalties of $0.1 million under that agreement in the three months ended March 31, 2004. Revenues recognized from Endeavor totaled $0.3 million for the three months ended March 31, 2003. Certain services performed by the Company for Endeavor were covered by a Securities Payment Agreement between the Company and Endeavor, whereby the Company may receive Endeavor preferred stock in lieu of cash for services performed. At March 31, 2004, the Company had no accounts receivable or work-in-progress related to Aesgen.

8. Accounts receivable, net

The following table presents the components of accounts receivable:

	March 31,	December 31,
	2004	2003
	(In thousands)
Gross accounts receivable	$45,247	$85,726
Allowance for uncollectible accounts	(1,500)	(1,130)
Allowance for customer credits	(48,549)	(51,982)

Subtotal	(4,802)	32,614
Net customer credits reclassed to other current liabilities	4,802	—
Total accounts receivable, net	$—	$32,614

Accounts receivable are presented net of an allowance for uncollectible accounts and net of an allowance for customer credits, including discounts, rebates, chargebacks, product returns and other allowances. The net accounts receivable balance at March 31, 2004 has been reclassed to other current liabilities.

9. Inventories, net

The following table presents the components of inventories:

	March 31,	December 31,
	2004	2003
	(In thousands)
Finished goods (including consigned inventory of $4,376 in 2004 and $4,792 in 2003)	$21,204	$18,579
Work-in-process	2,667	1,865
Raw materials and supplies	4,459	5,007
Inventory reserves	(10,220)	(10,758)

Total inventories, net	$18,110	$14,693

10. Debt

     The following table presents the components of current maturities of long-term debt:

	March 31,	December 31,
	2004	2003
	(In thousands)
Current maturities of long-term debt	$7,889	$4,000

     The following table presents the components of long-term debt:

	March 31,	December 31,
	2004	2003
	(In thousands)
U.S. bank term loan	$153,830	$156,000
U.S. revolving credit facility	—	8,000
11% senior subordinated notes due 2010, net of original issue discount	174,142	174,106
Interest rate swap monetization deferred income	11,702	12,189
Fair value of interest rate swap	(2,024)	(7,451)
Less current maturities of long-term debt	(7,889)	(4,000)

Total long-term debt due after one year	$329,761	$338,844

In March 2002, the Company entered into a $175 million senior secured credit facility consisting of a $75 million five-year revolving credit facility and a $100 million five-year term loan facility. The term loan facility was scheduled to be amortized over the full five-year term. The senior facility was subsequently reduced due to early repayments made under the term loan facility. In December 2003, the remaining term loan facility of $40 million was repaid and a new term loan facility was entered into. As part of this transaction, the Company recorded a $1.5 million loss for the early extinguishment of debt related to the write-off of financing fees associated with the original term loan. The December 2003 term loan was a $160 million facility which amortized over a six-year term. The net proceeds from this facility were used to fund the acquisition of certain pain management products in December 2003. In December 2003, the revolving credit facility was amended and increased to $85 million, which was subsequently increased to $100 million in January 2004. The availability of borrowings under the revolving credit facility was not limited by a borrowing base. Both the term loans and the revolving credit facility provided for variable interest rates based on LIBOR or an alternate base rate, at the Company’s option. At March 31, 2004, the Company’s applicable interest rate on its term loan borrowings, including default interest, was 7.47%. The revolving credit facility had no outstanding balance at March 31, 2004. The senior secured credit facility was guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The facility required the payment of certain commitment fees based on the unused portion of the revolving credit facility and could be prepaid at any time without a premium.

Also in March 2002, the Company issued $175 million of senior subordinated notes due April 1, 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. These notes had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all existing domestic subsidiaries and all future domestic subsidiaries that are owned 80% or more by the Company. The notes were not secured. Prior to the third anniversary of the date of issuance of the notes, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. On or after the fourth anniversary of the date of issuance of the notes, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%.

Concurrent with the issuance of the senior subordinated notes, the Company entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. In 2003, the Company sold the then outstanding interest rate hedging agreement and replaced it with a similar interest rate hedging agreement. The amounts received, less the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life. At March 31, 2004, the Company had an interest rate hedging agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 7.41%. On March 31, 2004, 6-month LIBOR was 1.16%, giving the Company an estimated all-in rate of 8.57%. The terms of the interest rate hedging agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument.

As of March 31, 2004, scheduled maturities of long-term debt for the years ending December 31, 2004 through 2010 were as follows (rounded in thousands):

2004	$4,000
2005	16,000
2006	24,000
2007(including the revolving credit facility)	40,000
2008	40,000
2009	40,000
2010	175,000

Total	$339,000

As a result of aaiPharma’s failure to timely file the 2003 Form 10-K, among other matters, aaiPharma was in default of its senior secured credit facility. On April 23, 2004, aaiPharma refinanced this facility with a portion of the proceeds from the M.V.I. sale and with $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC (“Silver Point”) as collateral agent, and Bank of America, N.A., as administrative agent. The Company’s new senior credit facilities consist of a two-year, $125 million senior secured term loan facility (which was fully drawn at closing) and a two-year, $15 million senior secured revolving credit facility, of which the entire amount was available for borrowing at closing. The outstanding loans under the Company’s new senior credit facilities are payable in full on the two-year anniversary date of the closing of the facilities. The Company’s new senior credit facilities are secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. Subject to exceptions set forth in the definitive documentation, loans under the Company’s new senior credit facilities are also required to be prepaid with a negotiated percentage of:

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

The proceeds of the loans were used, together with the net cash proceeds from the sale of the M.V.I. and Aquasol product lines, to (i) fund payment of termination obligations with respect to the Company’s interest rate hedging agreement (discussed below), (ii) refinance the Company’s then-existing senior credit facility, (iii) fund the April 2004 interest payment due on the Company’s senior subordinated notes due 2010, (iv) provide for ongoing working capital and general corporate needs, and (v) pay for fees, costs and expenses in connection with the new senior credit facilities and other corporate transactions.

The Company’s new senior credit facilities include customary representations and warranties and customary affirmative and negative covenants, including limitations on liens, indebtedness, fundamental transactions, dispositions of assets, changes in the nature of the Company’s business, investments, acquisitions, capital and operating leases, capital expenditures, dividends, redemptions or other acquisitions of capital stock, redemptions or prepayments of other debt, transactions with affiliates, issuances of capital stock, modifications of indebtedness, organizational documents and other agreements, and retention of excess cash. The facilities also provide for financial covenants, including a minimum fixed charge ratio, a maximum total debt to trailing twelve-month EBITDA ratio, and a covenant requiring a certain level of cash or revolver availability. The Company’s new senior credit facilities include a covenant requiring the Company to file with the Securities and Exchange Commission by September 30, 2004 the Company’s 2003 Form 10-K and other periodic reports then required to be filed under the Securities Exchange Act of 1934. Events of default under the facilities include, among others, nonpayment of principal, interest or fees, violations of covenants, inaccuracy of representations and warranties, a cross-default to the Company’s senior subordinated notes due 2010 and other material indebtedness, bankruptcy events, and a change in control.

On March 31, 2004, the lenders under the Company’s then-existing credit agreement, which was then in default as described above, exercised their right to block the Company from making the interest payment due on April 1, 2004 to holders of the Company’s senior subordinated notes. Accordingly, aaiPharma did not make that interest payment on April 1, 2004. In addition, the Company’s failure to timely file the 2003 Form 10-K constituted a default under the indenture governing the senior subordinated notes.

On April 20, 2004, aaiPharma completed a solicitation seeking the consent from holders of the Company’s senior subordinated notes to approve a refinancing or replacement of the Company’s then-existing credit facilities with the Company’s new senior credit facilities and certain amendments to, and waivers under, the indenture governing the senior subordinated notes to, among other things:

•	grant a lien to secure the Company’s obligations under the senior subordinated notes, which lien is junior to the liens securing the Company’s new senior credit facilities but covers the same collateral;

•	increase the interest rate of the senior subordinated from 11% per annum to 11.5% per annum effective April 1, 2004;

•	suspend the Company’s obligation under the indenture to file periodic reports with the SEC until the earlier of the date that the Company’s 2003 Form 10-K is filed with the SEC or September 30, 2004 and suspend the Company’s obligation to furnish annual written statements of the Company’s accountants until the fifth day after the earlier of the date that the Company’s 2003 Form 10-K is filed with the SEC and September 30, 2004;

•	further limit the Company’s ability to grant liens to secure certain obligations unless the liens are subordinate to the liens securing the senior subordinated notes or are otherwise permitted under the indenture; and

•	limit the Company’s ability to incur up to $10 million of indebtedness, and to grant liens to secure that amount of indebtedness, not otherwise specifically permitted by the indenture, until the Company’s 2003 Form 10-K is filed with the SEC or unless the indebtedness is incurred to fund an interest payment with respect to the senior subordinated notes.

Following the completion of a consent solicitation, aaiPharma entered into a supplemental indenture to affect these amendments and waivers and made the interest payments that had been due on April 1, 2004, together with default interest.

The Company made an interest payment on the senior subordinated notes of $9.7 million in April 2004. The April 2004 interest payment was offset by approximately $1.7 million received under the Company’s interest rate hedging agreement, described above.

As a condition to establishing the Company’s new senior credit facilities, aaiPharma terminated the interest rate hedging agreement in April 2004. The Company’s termination obligations under the interest rate hedging agreement were approximately $9.4 million, which amount was paid upon termination of that agreement and will be expensed as additional interest over the life of the senior subordinated notes.

11. Commitments and Contingencies

The Company may have to make contingent payments of $4.7 million over four years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At March 31, 2004 these contingent payment obligations had not yet been recorded as a liability on the Company’s consolidated balance sheet. At March 31, 2004, the Company had $7.9 million of principal repayments due in the next twelve months under its then-existing senior credit facility. The Company made interest payments on the senior subordinated notes of $9.6 million in October 2003 and $9.7 million in April 2004, and a payment of $10.1 million will be due in October 2004.

For additional information about other contingencies to which the Company is subject, including litigation and governmental investigations, see Part II, Item 1, “Legal Proceedings,” below, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments and Contingencies” in the Company’s 2003 Form 10-K.

12. Financial information for subsidiary guarantors and non-guarantors

In the first quarter of 2002, the Company issued senior subordinated notes which are guaranteed by certain of the Company’s subsidiaries.

The following presents condensed consolidating financial information for the Company, segregating: (1) aaiPharma Inc., which issued the notes (the “Issuer”); (2) the domestic subsidiaries, which guarantee the notes (the “Guarantor Subsidiaries”); and (3) all other subsidiaries (the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are wholly-owned direct subsidiaries of the Company and their guarantees are full, unconditional and joint and several. Wholly-owned subsidiaries are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal adjusting entries eliminate investments in subsidiaries and inter-company balances and transactions.

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

aaiPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$12,286	$36,026	$6,667	$(737)	$54,242
Equity earnings from subsidiaries	(38,582)	—	—	38,582	—

Total revenues	(26,296)	36,026	6,667	37,845	54,242

Operating costs and expenses:
Direct costs (excluding depreciation)	7,712	17,653	4,063	(533)	28,895
Selling	1,728	10,676	623	—	13,027
General and administrative	12,111	3,158	1,071	—	16,340
Research and development	8	6,399	—	—	6,407
Depreciation	1,323	417	272	—	2,012
M.V.I. contingent payment	—	31,001	—	—	31,001
Royalty expense	—	500	—	—	500

	22,882	69,804	6,029	(533)	98,182

(Loss) income from operations	(49,178)	(33,778)	638	38,378	(43,940)
Other expense:
Interest, net	(17)	(5,666)	38	—	(5,645)
Net intercompany interest	(493)	532	(39)	—	—
Other income (expense), net	122	7	(110)	—	19

	(388)	(5,127)	(111)	—	(5,626)

(Loss) income before income taxes	(49,566)	(38,905)	527	38,378	(49,566)
Provision for income taxes	6	—	—	—	6

Net (loss) income	$(49,572)	$(38,905)	$527	$38,378	$(49,572)

aaiPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended March 31, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$10,630	$33,689	$5,636	$(968)	$48,987
Equity earnings from subsidiaries	3,543	—	—	(3,543)	—

Total revenues	14,173	33,689	5,636	(4,511)	48,987

Operating costs and expenses:
Direct costs (excluding depreciation)	6,521	14,324	3,172	(743)	23,274
Selling	1,309	5,913	512	—	7,734
General and administrative	7,777	1,260	993	—	10,030
Research and development	—	4,486	—	—	4,486
Depreciation	1,356	279	253	—	1,888

	16,963	26,262	4,930	(743)	47,412

Loss (income) from operations	(2,790)	7,427	706	(3,768)	1,575
Other (expense):
Interest, net	(692)	(4,859)	1	—	(5,550)
Net intercompany interest	(516)	559	(43)	—	—
Other income (expense), net	(60)	2	(25)	—	(83)

	(1,268)	(4,298)	(67)	—	(5,633)

(Loss) income before income taxes	(4,058)	3,129	639	(3,768)	(4,058)
Benefit from income taxes	(1,590)	—	—	—	(1,590)

Net (loss) income	$(2,468)	$3,129	$639	$(3,768)	$(2,468)

aaiPharma Inc.
CONSOLIDATING BALANCE SHEET
(In thousands)

	March 31, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$10,080	$251	$195	$—	$10,526
Accounts receivable, net	8,460	(17,543)	4,281	4,802	—
Work-in-progress	3,760	6,205	7,937	(4,793)	13,109
Inventories	4,869	12,070	1,171	—	18,110
Deferred tax assets	19,184	—	—	—	19,184
Prepaid and other current assets	3,174	5,738	288	—	9,200

Total current assets	49,527	6,721	13,872	9	70,129
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	39,056	14,469	4,153	—	57,678
Goodwill, net	725	1,229	11,062	—	13,016
Intangibles, net	1,235	346,077	—	—	347,312
Other assets	2,411	11,001	112	—	13,524

Total assets	$159,015	$333,295	$29,199	$(19,850)	$501,659

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$7,889	$—	$—	$7,889
Accounts payable	8,404	13,490	1,681	—	23,575
Customer advances	5,631	7,152	4,966	(2,156)	15,593
Accrued wages and benefits	3,865	1,959	1,510	—	7,334
Interest payable	—	10,212	—	—	10,212
Deferred product revenue	—	37,861	—	—	37,861
Other accrued liabilities	(567)	35,156	(332)	2,862	37,119

Total current liabilities	17,333	113,719	7,825	706	139,583
Long-term debt, less current portion	—	329,761	—	—	329,761
Deferred tax liability	2,246	—	—	—	2,246
Other liabilities	118	2,023	—	—	2,141
Investments in and advances to subsidiaries	149,100	(155,023)	5,604	319	—
Total stockholders’ equity	(9,782)	42,815	15,770	(20,875)	27,928

Total liabilities and stockholders’ equity	$159,015	$333,295	$29,199	$(19,850)	$501,659

aaiPharma Inc.
CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2003
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,161	$192	$432	$—	$8,785
Accounts receivable, net	11,242	16,785	4,587	—	32,614
Work-in-progress	3,688	5,337	7,793	(4,315)	12,503
Inventories	4,588	8,909	1,196	—	14,693
Deferred tax assets	19,184	—	—	—	19,184
Prepaid and other current assets	1,872	8,304	222	—	10,398

Total current assets	48,735	39,527	14,230	(4,315)	98,177
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	39,011	13,954	4,271	—	57,236
Goodwill, net	725	1,229	11,407	—	13,361
Intangibles, net	1,209	350,106	—	—	351,315
Other assets	2,419	11,974	115	—	14,508

Total assets	$158,160	$370,588	$30,023	$(24,174)	$534,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$4,000	$—	$—	$4,000
Accounts payable	5,082	14,292	2,505	—	21,879
Customer advances	6,441	8,101	4,807	(1,719)	17,630
Accrued wages and benefits	2,575	1,517	1,228	—	5,320
Interest payable	7	5,504	—	—	5,511
Deferred product revenue	—	45,664	—	—	45,664
Other accrued liabilities	8,640	4,332	(448)	(1,391)	11,133

Total current liabilities	22,745	83,410	8,092	(3,110)	111,137
Long-term debt, less current portion	8,000	330,844	—	—	338,844
Deferred tax liability	2,246	—	—	—	2,246
Other liabilities	196	7,451	—	—	7,647
Investments in and advances to subsidiaries	127,363	(133,182)	6,212	(393)	—
Total stockholders’ equity	(2,390)	82,065	15,719	(20,671)	74,723

Total liabilities and stockholders’ equity	$158,160	$370,588	$30,023	$(24,174)	$534,597

aaiPharma Inc.
CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Three Months Ended March 31, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(49,572)	$(38,905)	$527	$38,378	$(49,572)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,247	4,465	272	—	5,984
Other	1	—	77	—	78
Changes in operating assets and liabilities:
Accounts receivable, net	2,783	34,327	167	(4,802)	32,475
Work-in-progress	(72)	(868)	(379)	478	(841)
Inventories	(280)	(3,162)	(10)	—	(3,452)
Prepaid and other assets	(1,294)	3,539	(73)	—	2,172
Accounts payable	3,322	(802)	(748)	—	1,772
Customer advances	(810)	(949)	304	(437)	(1,892)
Interest payable	(8)	4,708	—	—	4,700
Deferred product revenue	—	(7,803)	—	—	(7,803)
Accrued wages and benefits and other accrued Liabilities	(7,993)	31,266	608	4,253	28,134
Intercompany receivables and payables	60,319	(21,842)	(607)	(37,870)	—

Net cash provided by operating activities	7,643	3,974	138	—	11,755

Cash flows from investing activities:
Purchases of property and equipment	(1,260)	(950)	(362)	—	(2,572)
Other	(60)	—	—	—	(60)

Net cash used in investing activities	(1,320)	(950)	(362)	—	(2,632)

Cash flows from financing activities:
Payments on long-term borrowings	(8,000)	(2,170)	—	—	(10,170)
Proceeds from interest rate swaps, net	—	(488)	—	—	(488)
Proceeds from stock option exercises	3,596	—	—	—	3,596
Other	—	(308)	—	—	(308)

Net cash used in financing activities	(4,404)	(2,966)	—	—	(7,370)

Net increase (decrease) in cash and cash equivalents	1,919	58	(224)	—	1,753
Effect of exchange rate changes on cash	—	1	(13)	—	(12)
Cash and cash equivalents, beginning of period	8,161	192	432	—	8,785

Cash and cash equivalents, end of period	$10,080	$251	$195	$—	$10,526

aaiPharma Inc.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our quarterly results have been, and we expect them to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, demand for our pharmaceutical product lines, the amount and timing of product returns, ability of contract manufacturers to supply conforming products on a timely basis, costs and results of ongoing and future litigation by and against us, progress of ongoing contracts, amounts recognized for licensing and royalty revenues, the commencement, completion or cancellation of large contracts, timing and amounts of start-up expenses for new facilities, timing and level of research and development expenditures, and changes in the mix of products and services. There have been no significant changes in our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). Because a large percentage of our development services operating costs are relatively fixed, variations in the timing and progress of large contracts, changes in the demand for our services and products, or the recognition of licensing and royalty revenues (on projects for which associated expense may have been recognized in prior periods) can materially affect our quarterly results. Accordingly, we believe that comparisons of our quarterly financial results may not be meaningful.

Summary

Our consolidated net revenues for the first quarter of 2004 were up 11% over the first quarter of 2003. However, despite the addition of the Roxicodone and Oramorph product lines that we acquired in December, we sold less pharmaceutical product to wholesalers in the first quarter, primarily due to the excess amount of our Darvon/Darvocet and Brethine products in the distribution channel. Revenues from our product development and development services businesses were up significantly quarter-over-quarter.

We recorded an expense of $31.0 million in the first quarter for a contingent payment to AstraZeneca based on the status of the reformulation of our M.V.I.-12 product (the “M.V.I. Contingent Payment”). The FDA’s approval in the first quarter of the reformulation of this product created an obligation under our product line acquisition agreement for us to make the M.V.I. Contingent Payment. Previously, this payment had not been recorded on our books. We made the M.V.I. Contingent Payment in the second quarter of 2004. We also sold our entire M.V.I. and Aquasol product lines in the second quarter of 2004, which resulted in a gain of approximately $37 million that we will record in the second quarter of 2004.

Our selling expenses in the first quarter included $3.6 million to a contract sales group that was promoting our Darvocet A500 product. Our sales of this product were below the payments we made to this contract sales group. We terminated this contract in the second quarter and are refocusing our pharmaceutical sales efforts. For additional information related to this contract and the related litigation, see Part II, Item 1, “Legal Proceedings - Contract Sales Force Litigation,” below.

In addition, a number of important events and developments affected us in the first quarter of 2004. During this quarter, our Board of Directors appointed a special committee of all non-employee directors (the “Special Committee”) to conduct an inquiry into certain unusual sales transactions in the second half of 2003. We incurred professional fees of approximately $3.2 million in the first quarter of 2004 associated with the Special Committee’s investigation. A discussion of the Special Committee’s findings is set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Special Committee Investigation” of our 2003 Form 10-K, and we encourage you to read that information.

In connection with the Special Committee’s inquiry, we determined that certain matters identified by the Special Committee, along with certain other adjustments identified by us, required material adjustments to the 2003 financial information included in our February 5, 2004 press release and the financial information previously reported for the periods ended March 31, June 30, and September 30, 2003. We have since separately determined to restate financial information previously reported for all periods of 2002. The Special Committee’s investigation, together with these adjustments, delayed the filing of our 2003 Form 10-K and this Quarterly Report on Form 10-Q.

At the end of the first quarter, we were in default under our then existing senior secured credit facility and our senior subordinated notes due 2010 and were in the process of restructuring our debt. We accomplished the restructuring in the second quarter. On March 31, 2004, each of Moody’s Investors Service and Standard & Poor’s Ratings Services announced that it had lowered the Company’s corporate credit rating.

Also on March 30, 2004, we received notice from the NASDAQ Stock Market that our common stock was subject to delisting. We requested and participated in a hearing with NASDAQ, and NASDAQ has recently advised us that our common stock may remain listed, subject to satisfaction of certain conditions.

Results of Operations

The following table presents the net revenues for each of our business units and our consolidated expenses and net loss for the first quarter of 2004, with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended March 31,
	2004		2003
		(Dollars in thousands)
Net revenues:
Product sales	$24,886	46%	$24,965	51%
Product development	4,915	9	3,810	8
Development services	24,441	45	20,212	41

	$54,242	100%	$48,987	100%

Direct costs (excluding depreciation and royalty expense)	$28,895	53%	$23,274	48%
Selling	13,027	24	7,734	16
General and administrative	16,340	30	10,030	20
Research and development	6,407	12	4,486	9
Depreciation	2,012	4	1,888	4
M.V.I. contingent payment	31,001	57	—	—
Royalty expense	500	1	—	—
(Loss) income from operations	(43,940)	(81)	1,575	3
Interest expense, net	(5,645)	(10)	(5,550)	(11)
Other income (expense), net	19	—	(83)	—

	Three Months Ended March 31,
	2004		2003
		(Dollars in thousands)
Provision for (benefit from) income taxes	6	—	(1,590)	(3)
Net loss	(49,572)	(91)	(2,468)	(5)

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

	Three Months Ended
	March 31,
	2004	2003
Gross revenues	$71,988	$67,275
Allowance for customer credits	17,746	18,288

Net revenues	$54,242	$48,987

First Quarter 2004 Compared to First Quarter 2003

Our consolidated net revenues for the quarter ended March 31, 2004 increased 11% to $54.2 million from $49.0 million in the first quarter of 2003. Net revenues from product sales decreased slightly in the first quarter of 2004 to $24.9 million from $25.0 million in the first quarter of 2003. The decrease resulted from decreases in sales of our Darvon/Darvocet and Brethine product lines, primarily due to the excess amount of these products in the distribution channel, and from a decrease in sales of our M.V.I. product line. These decreases were partially offset by contributions from our Roxicodone and Oramorph product lines, which we acquired in December 2003. We recorded $5.1 million in net revenues in the first quarter of 2004 from deferred product revenue on products that are accounted for using a consignment model. We did not receive any additional cash payments from our customers related to these revenues. Net revenues from commercial manufacturing of products marketed by other pharmaceutical companies, which is included in product sales, contributed $1.5 million and $1.4 million to net revenues from product sales in the first quarters of 2004 and 2003, respectively.

Net revenues from product development increased 29% in the first quarter of 2004 to $4.9 million, or 9% of net revenues, from $3.8 million, or 8% of net revenues, in the 2003 period, primarily due to product development revenues under our significant development agreement, which increased from $3.5 million in the first quarter of 2003 to $4.8 million in the first quarter of 2004. This development agreement is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our 2003 Form 10-K.

Net revenues from our development services business increased 21% in the first quarter of 2004 to $24.4 million, from $20.2 million in 2003. This increase was principally attributable to higher demand for our analytical and clinical capabilities, partially offset by lower fee-for-service revenues under our significant development agreement.

Direct costs (excluding depreciation and royalty expense) increased $5.6 million, or 24%, to $28.9 million in the first quarter of 2004, from $23.3 million in the same period in 2003. This increase in direct costs resulted from an increase in direct costs of our development services division, primarily in our manufacturing operations (primarily personnel and material costs), a mix change in the quarter away from higher margin components of our product portfolio (lower Darvon/Darvocet and Brethine revenues, as discussed above) and an increase in amortization expense related to product rights for products we acquired in December 2003. Direct costs as a percentage of net revenues were 53% in the first quarter of 2003 as compared to 48% in the first quarter of 2003.

Selling expenses increased 68% in the first quarter of 2004 to $13.0 million, or 24% of net revenues, from $7.7 million, or 16% of net revenues, in 2003. This increase is primarily due to expenses incurred by our product sales business associated with sales force related expenses under an agreement with Athlon Pharmaceuticals, from whom we acquired our Darvocet A500 product (see “Legal Proceedings” for additional information about this agreement), developing our product sales force and marketing and promoting our new products.

General and administrative costs increased 63% in the first quarter of 2004 to $16.3 million, or 30% of net revenues, from $10.0 million, or 20% of net revenues, in 2003. This increase was primarily due to $3.2 million of professional fees related to the Special Committee inquiry (as discussed above), additional product liability insurance expense for the products we acquired in December 2003, and increased employee benefits expenses, primarily due to the timing of accruals for vacation and health insurance expenses.

Research and development expenses were $6.4 million, or 12% of net revenues, in the first quarter of 2004 compared to $4.5 million, or 9% of net revenues, in the first quarter of 2003. In the first quarter of 2004, significant project spending was related to our ProSorb-D pain management product, the transfer of manufacturing of our Darvon and Darvocet products from a third party to our manufacturing facilities and development work on line extensions for our pain management and critical care products.

In the first quarter of 2004, we recognized a $31.0 million expense due to the M.V.I. Contingent Payment because the conditions for the contingent obligations were satisfied and the obligation was recorded in this quarter.

Royalty expenses for the first quarter of 2004 were $0.5 million. We accrue royalties based on revenues generated by certain acquired products. No similar royalty expenses were incurred in the comparable period of 2003.

Consolidated loss from operations was $43.9 million in the first quarter of 2004, as compared to income from operations of $1.6 million in the first quarter of 2003. This decrease is primarily due to the $31.0 million expense related to the M.V.I. Contingent Payment and the increases in selling, general and administrative and research and development expenses, as discussed above.

The loss from operations for our product sales business was $34.0 million in the first quarter of 2004, compared to income from operations of $7.3 million in the first quarter of 2003. This decrease is attributable to the $31.0 million expense related to the M.V.I. Contingent Payment and the revenue mix changes and the increased selling expenses, as discussed above.

Income from operations for our product development business was $4.9 million in the first quarter of 2004, compared to income from operations of $3.8 million in 2003. This change resulted from the increased revenues from our significant development agreement, as discussed above.

Income from operations for our development services business was $0.1 million in the first quarter of 2004, compared to $0.3 million in the first quarter of 2003. This change is primarily due to the increase in general overhead allocations, partially offset by the higher revenues, as discussed above.

Unallocated corporate expenses increased in the first quarter of 2004 to $8.5 million, from $5.3 million in 2003. This increase is primarily related to the professional fees related to the Special Committee inquiry as discussed above.

Net interest expense remained flat at $5.6 million in the first quarter of 2004 and 2003, see “Liquidity and Capital Resources” for additional information on subsequent changes to our debt.

We recorded a tax benefit of approximately $19 million in the first quarter of 2004 as a result of current period operating losses, offset by a valuation allowance for the entire amount because it is more likely than not that the deferred tax asset resulting from that benefit will not be realized. Our effective tax rate for the first quarter of 2004 was less than 1%. Our effective tax for the first quarter of 2003 was 39%.

Liquidity and Capital Resources

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in the first three months of 2004 was $11.8 million, compared to cash flow provided by operations of $15.3 million in the first three months of 2003. This decrease was primarily due to a significant increase in net loss and a decrease in deferred revenues on products accounted for under the consignment model, partially offset by a significant decrease in the gross amount of our accounts receivable and other positive cash-flow changes in working capital.

The gross amount of our accounts receivable decreased by $40.5 million, or 47%, in the first quarter of 2004 due to significant collections in the first quarter of 2004 for pharmaceutical products shipped during the fourth quarter of 2003 and a significant decrease in the amount of pharmaceutical products shipped during the first quarter of 2004. Additionally, as of March 31, 2004, our $45.2 million in gross accounts receivable were more than offset by $48.5 million in allowances for customer credits, which primarily consist of reserves we established to cover estimated future chargebacks and estimated future product returns. These reserves are necessary because we must either issue a credit on future sales or make a cash payment when a chargeback is issued or when wholesalers exercise their rights of return for our pharmaceutical products. We reclassed the negative $4.8 million net accounts receivable balance to other current liabilities.

Cash used in investing activities was $2.6 million in the first three months of 2004, primarily related to capital spending. Cash used in investing activities was $3.9 million in the first three months of 2003, which included $3.2 million related to capital spending.

Net cash used in financing activities during the first three months of 2004 was $7.4 million, primarily representing debt payments of $10.2 million, partially offset by $3.6 million in proceeds from the issuance of common stock related to the exercise of stock options.

M.V.I. Contingent Payment

Our M.V.I. and Aquasol product line acquisition agreement was amended in July 2003. As amended, it provided for two $1.0 million guaranteed payments, which were made in August 2002 and 2003, eliminated a contingent payment of $2.0 million that was potentially due in August 2003 under the original agreement, and provided for a future contingent payment of $43.5 million, which we refer to as the M.V.I. Contingent Payment, potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulations by the U.S. Food and Drug Administration (FDA). The amount of the M.V.I. Contingent Payment was to be reduced by $1 million per month if the conditions for the contingent payment had not occurred by December 31, 2002. The amount of the M.V.I. Contingent Payment had decreased by $12.0 million by December 31, 2003. Such conditions were satisfied in January and February 2004, fixing the previously contingent liability under the amendment at $31.5 million. Accordingly, the obligation for the M.V.I. Contingent Payment has been recorded as a liability on our consolidated balance sheet as of March 31, 2004. As a result of an amendment to the original acquisition agreement, we were precluded from recognizing the obligation for this M.V.I. Contingent Payment as additional purchase price for the M.V.I. and Aquasol product line; therefore, we expensed this payment obligation in the first quarter of 2004. We sold the M.V.I. and Aquasol product lines on April 26, 2004. Because the $31.5 million contingent payment was not included in the basis of the assets sold, the gain from the sales transaction in the second quarter of 2004, which we anticipate will be approximately $37 million, will offset the expense for the M.V.I. Contingent Payment. We made the M.V.I. Contingent Payment, discounted to approximately $31.0 million, in April 2004.

Other Commitments and Contingencies

We may have to make contingent payments of $4.7 million over four years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At March 31, 2004 these contingent payment obligations had not yet been recorded as a liability on our consolidated balance sheet. At March 31, 2004, we had $7.9 million of principal repayments due in the next twelve months under our senior credit facilities. We made interest payments on the senior subordinated notes of $9.6 million in October 2003 and $9.7 million in April 2004, and a payment of $10.1 million will be due in October 2004.

For additional information about other contingencies to which we are subject, including litigation and governmental investigations, see Part II, Item 1, “Legal Proceedings,” below, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments and Contingencies” in our 2003 Form 10-K.

Analysis of Liquidity

Our liquidity needs increased during 2003, and our annual net interest expense may exceed $29 million in 2004, including the interest payment on our senior subordinated notes of $10.1 million due in October 2004.

We believe, subject to the conditions and contingencies described above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Commitments and Contingencies,” in our 2003 Form 10-K, that our cash flow from operations and borrowing capacity under our new senior credit facilities described below will be adequate to meet our needs for working capital and anticipated capital expenditures. Income tax refunds will be a source of near-term liquidity. We anticipate receiving $4.5 million due on our 2003 tax filing and $0.5 million for the amended 2002 tax filing.

In addition, we have recently reduced our internal sales force by approximately 30%, and refocused our sales and marketing efforts to the hospital market. We are currently reviewing our operations in order to develop a restructuring plan that will rationalize our expense base in relation to our revenue. As part of this restructuring plan, we expect in the very near future to implement a reduction in our workforce and to sell non-revenue-generating assets in order to supplement our cash flow and to facilitate the availability of cash to coincide with anticipated cash needs. Sales of assets above specific thresholds will require the consent of the lenders under our senior credit facilities.

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

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Impact of Recent Events on 2004 Results” in our 2003 Form 10-K.

Senior Credit Facilities

In December 2003, we amended the terms of our senior secured credit facility by entering into a new $160 million term loan facility and increasing our $75 million five-year revolving credit facility to $85 million. The revolving credit facility was then increased to $100 million in January 2004. The availability of borrowings under the revolving credit facility was not limited by a borrowing base. Both the term loans and the revolving credit facility provided for variable interest rates based on LIBOR or an alternate base rate, at our option. At March 31, 2004, our applicable interest rate on our term loan borrowings, including default interest, was 7.47%. The revolving credit facility had no outstanding balance at March 31, 2004. The senior secured credit facility was guaranteed by all domestic subsidiaries and secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. The facility required the payment of certain commitment fees based on the unused portion of the revolving credit facility and could be prepaid at any time without a premium.

As a result of our failure to timely file our 2003 Form 10-K, among other matters, we were in default under the December 2003 term loan and revolving credit facilities. On April 23, 2004, we refinanced these facilities with a portion of the proceeds from M.V.I. and Aquasol Sale and with $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC (“Silver Point”) as collateral agent, and Bank of America, N.A., as administrative agent. Our new senior credit facilities consist of a two-year, $125 million senior secured term loan facility (which was fully drawn at closing) and a two-year, $15 million senior secured revolving credit facility, of which the full amount was available for borrowing on June 9, 2004. The outstanding loans under our new senior credit facilities are payable in full on the two-year anniversary date of the closing of the facilities. Our new senior credit facilities are secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. Subject to exceptions set forth in the definitive documentation, loans under our new senior credit facilities are also required to be prepaid with a negotiated percentage of:

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

The proceeds of the loans were used, together with the net cash proceeds from the M.V.I. and Aquasol Sale, to (i) fund payment of termination obligations with respect to our interest rate hedging agreement (discussed below), (ii) refinance our then-existing senior credit facility, (iii) fund the April 2004 interest payment due on our senior subordinated notes due 2010, (iv) provide for ongoing working capital and general corporate needs, and (v) pay for fees, costs and expenses in connection with the new senior credit facilities and other corporate transactions.

Our new senior credit facilities include customary representations and warranties and customary affirmative and negative covenants, including limitations on liens, indebtedness, fundamental transactions, dispositions of assets, changes in the nature of our business, investments, acquisitions, capital and operating leases, capital expenditures, dividends, redemptions or other acquisitions of capital stock, redemptions or prepayments of other debt, transactions with affiliates, issuances of capital stock, modifications of indebtedness, organizational documents and other agreements, and retention of excess cash. The facilities also provide for financial covenants, including a minimum fixed charge ratio, a maximum senior debt to trailing twelve-month EBITDA ratio, and a covenant requiring a certain level of cash or revolver availability. Our new senior credit facilities include a covenant requiring us to file with the Securities and Exchange Commission (the “SEC”) by September 30, 2004 our 2003 Form 10-K and other periodic reports then required to be filed under the Securities Exchange Act of 1934. Events of default under the facilities include, among others, nonpayment of principal, interest or fees, violations of covenants, inaccuracy of representations and warranties, a cross-default to our senior subordinated notes due 2010 and other material indebtedness, bankruptcy events, and a change in control.

Subordinated Notes Due 2010

In March 2002, we issued $175 million of senior subordinated unsecured notes due 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. These notes had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. Prior to March 28, 2005, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our senior credit facilities require us to repay all of the indebtedness under these facilities before we may repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness. We were not in compliance with certain of these covenants at March 31, 2004, however defaults under these covenants have been subsequently waived.

On March 31, 2004, the lenders under our then-existing credit agreement, which was then in default as described above, exercised their right to block us from making the interest payment to holders of our senior subordinated notes due on April 1, 2004. Accordingly, we did not make that interest payment on April 1, 2004. In addition, our failure to timely file our 2003 Form 10-K constituted a default under the indenture governing the senior subordinated notes.

On April 20, 2004, we completed a solicitation seeking the consent from holders of our senior subordinated notes to approve a refinancing or replacement of our then existing the credit facilities with our new senior credit facilities and certain amendments to, and waivers under, the indenture governing the senior subordinated notes to, among other things:

•	grant a lien to secure our obligations under the senior subordinated notes, which lien is junior to the liens securing our new senior credit facilities but covers the same collateral;

•	increase the interest rate of the senior subordinated from 11% per annum to 11.5% per annum effective April 1, 2004;

•	suspend our obligation under the indenture to file periodic reports with the SEC until the earlier of the date that our 2003 Form 10-K is filed with the SEC or September 30, 2004, and suspend our obligation under the indenture to furnish annual written statements of our accountants until the fifth day after the earlier of the date that our 2003 Form 10-K is filed with the SEC and September 30, 2004;

•	further limit our ability to grant liens to secure certain obligations unless the liens are subordinate to the liens securing the senior subordinated notes or are otherwise permitted under the indenture; and

•	limit our ability to incur up to $10 million of indebtedness, and to grant liens to secure that amount of indebtedness, not otherwise specifically permitted by the indenture, until our 2003 10-K is filed with the SEC or unless the indebtedness is incurred to fund an interest payment with respect to the senior subordinated debt.

Following the completion of this consent solicitation, we entered into a supplemental indenture to affect these amendments and waivers and made the interest payments that had been due on April 1, 2004, together with default interest.

We made an interest payment on the senior subordinated notes of $9.7 million in April 2004. The April 2004 interest payment was offset by approximately $1.7 million received under our interest rate hedging agreement, described below.

Interest Rate Hedging Agreement

Concurrently with the issuance of our senior subordinated notes, we entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. In 2003, we sold the then outstanding hedging agreement, and replaced it with a similar interest rate hedging agreement. The amounts we received, less the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life. This amortization will be approximately $2.0 million annually. At March 31, 2004, we had an interest rate hedging agreement in place covering $150 million of the notes, at a rate of 6-month LIBOR plus 7.41%. On March 31, 2004, 6-month LIBOR was 1.16%, giving us an estimated all-in rate of 8.57%. The terms of the interest rate hedging agreements, other than the base rate, were identical and were perfectly matched with the terms of the related hedged instrument.

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

Potential NASDAQ Delisting

We received notice on March 30, 2004 from the NASDAQ Stock Market that, due to the delay in filing of our 2003 Form 10-K, we are not in compliance with certain NASDAQ marketplace rules and that our common stock would be subject to delisting at the opening of business on April 8, 2004, unless we requested a hearing pursuant to NASDAQ rules. We requested and participated in a hearing before a NASDAQ listing qualifications panel on April 29, 2004 in which we committed to filing our 2003 Form 10-K on or before June 15, 2004 and to filing amended Quarterly Reports on Form 10-Q for each of the first three quarters of 2003 and our Quarterly Report on Form 10-Q for the period ended March 31, 2004 on or before June 30, 2004. On May 18, 2004, we received notice from the NASDAQ Stock Market that we were delinquent in the filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2004.

The 2003 Form 10-K was filed on June 15, 2004. On June 21, 2004, NASDAQ notified us that the listing qualifications panel has determined to continue the listing of the Company’s common stock if we meet certain conditions, including providing NASDAQ with additional information, filing the Quarterly Reports on Form 10-Q/A for each of the first three quarters of 2003 and the Quarterly Report on Form 10-Q for the first quarter of 2004 by the June 30, 2004 deadline, and filing on a timely basis all periodic reports for reporting periods ending on or before June 30, 2005. The amended Quarterly Reports on Form 10-Q for 2003 were filed on June 24, 2004.

Recent Developments

Since the first quarter of 2004, a number of other developments have affected our financial condition, including the sale of our M.V.I. and Aquasol product lines to Mayne Pharma (USA) in April, the prepayment to us of certain royalties under our significant development agreement and the approval of generic versions of our Roxicodone and Brethine injectable products. See Note 2 to the Notes to Consolidated Financial Statements included in this Quarterly Report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Form 10-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change. If foreign exchange rates were to increase by 10%, our net income would have been lower by less than $0.1 million in the three months ended March 31, 2004 due to the reduction in reported results from European operations.

We were also exposed to fluctuations in interest rates on borrowings under our senior credit facilities and on $150 million of our senior subordinated notes, due to our entering into the interest rate swap agreement discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Interest Rate Hedging Agreement.” The interest rates payable on these borrowings were based on LIBOR. If LIBOR rates were to increase by 1%, annual interest expense on variable rate debt would increase by approximately $1.6 million, or $0.4 million per quarter.

Item 4. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of its newly appointed Chief Executive Officer and interim Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2004. Disclosure controls and procedures are to be designed to ensure that material information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis. As a result of that review, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were not adequate.

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

In view of the fact that the financial information presented in this Quarterly Report on Form 10-Q was prepared in the absence of adequate internal controls over financial reporting as of March 31, 2004, the Company devoted a significant amount of time and resources to the analysis of the financial information and documentation underlying the financial statements contained in this Quarterly Report. In particular, the Company reviewed significant product sales transactions to confirm the terms of the transaction and our accounting for the transaction, including whether all criteria for the recognition of revenue had been satisfied and whether we had properly estimated allowances for returns and other customer credits. In addition, the Company reviewed in detail each of the matters identified by the Special Committee of the Company’s Board of Directors and its independent counsel and independent forensic accountants. The investigation of the Special Committee is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Special Committee Investigation” of the Company’s 2003 Form 10-K.

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

We and the Special Committee have agreed to cooperate fully with the government investigations, and the Special Committee has agreed to share all results of its investigation with the SEC and the U.S. Attorneys Office. To that end, two meetings of our outside counsel with attorneys for the U.S. Attorneys Office and the SEC have taken place and numerous documents as requested by these government agencies have been voluntarily produced. We have scheduled a third meeting with the U.S. Attorneys Office and the SEC in July in order to provide additional information related to the Special Committee’s investigation to these government agencies. We and the Special Committee intend to facilitate any interviews of our employees or officers that may be requested by these government agencies.

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

Federal Securities and ERISA Litigation

We and certain of our current and former officers have been named as defendants in purported shareholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in February 2004 and are pending in the U.S. District Court for the Eastern District of North Carolina. These lawsuits assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 there under on behalf of a class of purchasers of our common stock during the period from January 31, 2002 through and including March 1, 2004 (the “Class Period”). The complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period concerning our financial condition and that our financial statements did not present our true financial condition and were not prepared in accordance with generally accepted accounting principles. The complaints seek certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. By order dated April 16, 2004, the district court consolidated the securities lawsuits into one consolidated action. We expect that the plaintiffs will file a consolidated, amended complaint later in 2004, to which we will respond in lieu of responding to the individual complaints.

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

Item 2. Issuer Purchases of Equity Securities.

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar Value)
	(a) Total		Shares (or units)	of Shares (or units) that
	Number	(b) Average Price	Purchased as part of	May Yet Be Purchased
	Shares (or units)	Paid Per Share	Publicly Announced	Under the Plans or
Period	Purchased *	(or unit)	Plans or Programs	Programs
January 1- January 31	6,315	$28.68	—	—
February 1 - February 29	3,199	20.36	—	—
March 1 - March 31	23,796	9.37	—	—

Total	33,310	$14.08	—	—

     * All of these shares were purchased on the open market by the trustee of the Company’s Retirement Savings Plan with amounts provided by the Company as an employer match. These shares are held as assets of the plan.

Item 3. Defaults Upon Senior Securities.

Under the terms of the credit agreement for our senior credit facility in effect at March 31, 2004, we were required to comply with various covenants including, but not limited to, those pertaining to maintenance of certain financial ratios and incurrence of additional indebtedness. We were not in compliance with some of these covenants at March 31, 2004. See Note 10 for additional discussion and a description of our new senior credit facility that has replaced the credit facility in effect at March 31, 2004.

Under the terms of the indenture for our senior subordinated notes due 2010, we are required to comply with various covenants including, but not limited to a covenant relating to incurrence of additional indebtedness. We were not in compliance with some of these covenants at March 31, 2004. See Note 10 for additional discussion and a description of the consent solicitation approved in April 2004 that waived all then existing defaults under such indenture (including those in effect at March 31, 2004).

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

A list of the exhibits required to be filed as part of this Quarterly Report on Form 10-Q is set forth in the “Exhibit Index,” which immediately precedes such exhibits, and is incorporated herein by reference.

Reports on Form 8-K:

During the first quarter of 2004, we furnished or filed, as applicable, the following Current Reports on Form 8-K:

•	Dated February 6, 2004, reporting our financial results for the quarter and year ended December 31, 2003.

•	Dated February 6, 2004, announcing the posting of Darvocet A500 prescription data on our web site.

•	Dated February 13, 2004, reporting the unaudited financial statements for the nine months ended September 30, 2002 and 2003 and the year ended December 31, 2002 for the pain products we acquired from Elan in December 2003.

•	Dated February 20, 2004, announcing approval of the New Drug Application for our M.V.I. Adult product.

•	Dated March 1, 2004, reporting that our Board of Directors issued a press release announcing the appointment of a committee to conduct an inquiry into unusual sales of our Brethine and Darvocet products in the second half of 2003. The company also issued a press release announcing it had entered into a definitive agreement to sell the M.V.I. and Aquasol product lines.

•	Dated March 9, 2004, reporting that we issued a Notice of Blackout pursuant to regulation BTR to our executive officers and directors.

•	Dated March 30, 2004, announcing a change in management.

•	Dated March 31, 2004, reporting that we issued a press release providing an update on the status of our financial results.

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

Gina Gutzeit
Interim Chief Financial Officer

aaiPharma Inc.
Exhibit Index

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

3.2	Amended By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.1	Indenture (which includes the form of 11% senior subordinated note due 2010) dated as of March 28, 2002 between the Company, certain of its subsidiaries as guarantors and Wachovia Bank, National Association (formerly, First Union National Bank), as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602) filed with the SEC on April 5, 2002)

4.2	First Supplemental Indenture, dated as of April 20, 2004, among the Company, certain of its subsidiaries as guarantor parties thereto and Wachovia Bank, National Association (formerly, First Union National Bank), as Trustee (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

4.3	Security Agreement, dated as of April 23, 2004, made by the Company and certain subsidiaries of the Company as grantors in favor of Wachovia Bank, National Association, in its capacity as collateral agent for the holders of the Company’s 11% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

4.4	Pledge and Security Agreement, dated as of April 23, 2004, made by the Company and certain subsidiaries of the Company as pledgors in favor of Wachovia Bank, National Association, in its capacity as collateral agent for the holders of the Company’s 11% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

10.1	Financing Agreement (the “Financing Agreement”), dated as of April 23, 2004, by and among the Company and certain subsidiaries of the Company as borrowers, the financial institutions from time to time party thereto as lenders, Silver Point Finance, LLC, as collateral agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 27, 2004)

10.2	Security Agreement, dated April 23, 2004, made by the Company and certain subsidiaries of the Company as grantors in favor of Silver Point Finance, LLC, as collateral agent, and the lenders party to the Financing Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 27, 2004)

10.3	Pledge and Security Agreement, dated April 23, 2004, made by the Company and certain subsidiaries of the Company as pledgors in favor of Silver Point Finance, LLC, as collateral agent, and the lenders party to the Financing Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 27, 2004)

10.4	Intercreditor Agreement, dated as of April 23, 2004, among Silver Point Finance, LLC, as senior collateral agent, Wachovia Bank, National Association, as noteholder collateral agent, and the Company (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated April 27, 2004)

31.1	Certification pursuant to Exchange Act Rule 13a – 14(a) of Frederick D. Sancilio

31.2	Certification pursuant to Exchange Act Rule 13a – 14(a) of Gina Gutzeit

32.1	Certification Pursuant to 18 U.S.C. Section 1350