Form 10-Q
period 2004-06-30
AAIPHARMA INC
filed 2004-08-09
CIK 1013243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    [X]    No    [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes    [X]    No    [  ]

The number of shares of the registrant’s common stock outstanding as of July 1, 2004 was 28,585,582 shares.

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

At June 30, 2004, we owned the following registered and unregistered trademarks referenced herein: Darvocet®, Darvon®, Darvon-N®, Darvocet-N®, Darvocet A500™, Brethine®, ProSorb-D™, Oramorph® SR, Roxicodone®, AzaSan®, aaiPharma® and AAI®. AzaSan® is a registered trademark owned by us and licensed to Salix Pharmaceuticals. Unless the context otherwise requires, references in this document to Darvon are to Darvon® and Darvon-N®, collectively, and references to Darvocet are to Darvocet-N® and Darvocet A500™, collectively. We also reference trademarks owned by other companies. M.V.I.®, M.V.I.-12®, M.V.I. Pediatric®, M.V.I. Adult™, Aquasol®, Aquasol A® and Aquasol E® are registered and unregistered trademarks owned by Mayne Pharma (USA) Inc. Prilosec® is a registered trademark owned by AstraZeneca. Unless the context otherwise requires, references to M.V.I. are to M.V.I.-12®, M.V.I. Pediatric® and M.V.I. Adult™, collectively, and references to Aquasol are to Aquasol A® and Aquasol E®, collectively. Duraclon® is a registered trademark owned by Fujisawa Healthcare, Inc. and licensed to us. All references in this document to any of these terms lacking the “®” or “™” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

aaiPharma Inc.
Table of Contents

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

aaiPharma Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Product sales	$21,781	$40,525	$46,214	$64,764
Product development (royalties and fees)	5,126	3,897	10,041	7,707
Development services	24,581	21,674	49,475	42,612

	51,488	66,096	105,730	115,083

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense):
Product sales (includes product rights amortization of $3,972, $2,969, $7,944 and $5,937)	10,943	15,777	25,090	26,862
Development services	14,751	12,587	29,499	24,776

Total direct costs	25,694	28,364	54,589	51,638
Selling expenses	11,074	8,201	24,101	15,935
General and administrative expenses	12,700	11,289	25,840	21,319
Research and development	4,306	5,588	10,713	10,074
Depreciation	2,025	1,947	4,037	3,835
Professional fees - internal inquiry	5,103	—	8,303	—
M.V.I. contingent payment/(gain on sale)	(37,546)	—	(6,545)	—
Restructuring charges	3,400	—	3,400	—
Royalty expense	509	127	1,009	127

Total operating costs and expenses	27,265	55,516	125,447	102,928

Income (loss) from operations	24,223	10,580	(19,717)	12,155
Other income (expense):
Interest, net	(8,752)	(4,931)	(14,397)	(10,481)
Loss from extinguishment from debt	(6,229)	—	(6,229)	—
Other	(1,855)	226	(1,836)	143

	(16,836)	(4,705)	(22,462)	(10,338)

Income (loss) before income taxes	7,387	5,875	(42,179)	1,817
Provision for income taxes	169	2,383	175	793

Net income (loss)	$7,218	$3,492	$(42,354)	$1,024

Basic earnings (loss) per share:	$0.25	$0.13	$(1.48)	$0.04

Weighted average shares outstanding	28,586	27,621	28,544	27,590

Diluted earnings (loss) per share	$0.25	$0.12	$(1.48)	$0.04

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average shares outstanding	28,653	28,682	28,544	28,643

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,677	$8,785
Accounts receivable, net	—	32,614
Work-in-progress	11,808	12,503
Inventories, net	14,027	14,693
Deferred tax assets	19,184	19,184
Prepaid and other current assets	10,400	10,398

Total current assets	63,096	98,177
Property and equipment, net	57,650	57,236
Goodwill, net	12,933	13,361
Intangible assets, net	292,523	351,315
Other assets	15,445	14,508

Total assets	$441,647	$534,597

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$4,000
Accounts payable	22,521	21,879
Customer advances	12,765	17,630
Accrued wages and benefits	6,351	5,320
Interest payable	5,155	5,511
Deferred product revenue	25,236	45,664
Other accrued liabilities	23,665	11,133

Total current liabilities	95,693	111,137
Long-term debt, less current portion	308,754	338,844
Deferred tax liability	2,246	2,246
Other liabilities	36	7,647
Stockholders’ equity:
Common stock	29	28
Paid-in capital	91,622	88,049
Accumulated deficit	(58,661)	(16,307)
Accumulated other comprehensive income	2,149	3,197
Deferred compensation	(221)	(244)

Total stockholders’ equity	34,918	74,723

Total liabilities and stockholders’ equity	$441,647	$534,597

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net (loss) income	$(42,354)	$1,024
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	11,981	9,772
Write-off of deferred financing and other costs	6,229	—
Net gain from asset sale	(37,546)	—
Other	148	(78)
Changes in operating assets and liabilities:
Accounts receivable, net	32,442	(1,766)
Work-in-progress	403	(1,319)
Inventories	(2,366)	94
Prepaid and other assets	(7,181)	1,038
Accounts payable	736	(607)
Customer advances	(4,685)	3,437
Interest payable	(356)	(206)
Deferred product revenue	(20,427)	11,729
Accrued wages and benefits and other accrued liabilities	13,666	(2,385)

Net cash (used in) provided by operating activities	(49,310)	20,733

Cash flows from investing activities:
Purchases of property and equipment	(4,719)	(6,482)
Proceeds from sales of property and equipment	88	389
Product line disposals (acquisitions)	91,377	(600)
Other	(133)	(287)

Net cash provided by (used in) investing activities	86,613	(6,980)

Cash flows from financing activities:
Proceeds from long-term borrowings	132,500	—
Payments on long-term borrowings	(164,000)	(17,000)
(Payments on) proceeds from interest rate swaps, net	(10,112)	2,678
Proceeds from stock option exercises	3,596	1,091
Other	(379)	1,018

Net cash used in financing activities	(38,395)	(12,213)

Net (decrease) increase in cash and cash equivalents	(1,092)	1,540
Effect of exchange rate changes on cash	(16)	60
Cash and cash equivalents, beginning of period	8,785	6,532

Cash and cash equivalents, end of period	$7,677	$8,132

Supplemental information, cash paid for:
Interest	$14,702	$12,142

Income taxes	$10,372	$2,979

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income (loss)	$7,218	$3,492	$(42,354)	$1,024
Currency translation adjustments, net of tax	(228)	1,292	(1,048)	2,023

Comprehensive income (loss)	$6,990	$4,784	$(43,402)	$3,047

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of presentation and other matters

aaiPharma Inc. (“aaiPharma” or the “Company”) is a science-based pharmaceutical company focused on acquiring, improving and marketing well-known, branded medicines in pain management and critical care. The Company also offers comprehensive drug development services to the pharmaceutical, biotechnology, generic and device industries through its development services division. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated financial information as of December 31, 2003 has been derived from audited financial statements; certain amounts from the three and six months ended June 30, 2003 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Form 10-K”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. Under APB 25, if the exercise price of the Company’s stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation cost for the Company’s plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation”, the Company’s net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net income (loss), as reported	$7,218	$3,492	$(42,354)	$1,024
Less pro forma stock-based compensation cost, net of tax	2,720	1,805	5,792	3,649
Pro forma net income (loss)	4,498	1,687	(48,146)	(2,625)
Earnings (loss) per share:
As reported -
Basic	$0.25	$0.13	$(1.48)	$0.04
Diluted	$0.25	$0.12	$(1.48)	$0.04
Pro forma -
Basic	$0.16	$0.06	$(1.69)	$(0.10)
Diluted	$0.16	$0.06	$(1.69)	$(0.10)

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

NASDAQ Listing Status

The Company received notice on March 30, 2004 from the NASDAQ Stock Market that, due to the delay in filing of its 2003 Form 10-K, the Company was not in compliance with certain NASDAQ marketplace rules and that its common stock would be subject to delisting at the opening of business on April 8, 2004, unless the Company requested a hearing pursuant to NASDAQ rules. The Company requested and participated in a hearing before a NASDAQ listing qualifications panel on April 29, 2004 in which it committed to filing the Company’s 2003 Form 10-K on or before June 15, 2004 and to filing amended Quarterly Reports on Form 10-Q for each of the first three quarters of 2003 and its Quarterly Report on Form 10-Q for the period ended March 31, 2004 on or before June 30, 2004. On May 18, 2004, the Company received notice from the NASDAQ Stock Market that the Company was delinquent in the filing of this Quarterly Report on Form 10-Q for the period ended March 31, 2004.

The 2003 Form 10-K was filed on June 15, 2004. On June 21, 2004, NASDAQ notified the Company that the listing qualifications panel has determined to continue the listing of the Company’s common stock if the Company met certain conditions, including providing NASDAQ with additional information, filing the Quarterly Reports on Form 10-Q/A for each of the first three quarters of 2003 and the Quarterly Report on Form 10-Q for the first quarter of 2004 by the June 30, 2004 deadline, and filing on a timely basis all periodic reports for reporting periods ending on or before June 30, 2005. The amended Quarterly Reports on Form 10-Q for 2003 were filed on June 24, 2004, the Quarterly Report on Form 10-Q for the period ended March 31, 2004 was filed on June 25, 2004 and the Company provided NASDAQ the required additional information on June 30, 2004. As a result, NASDAQ notified us that we were in compliance and would continue to be listed subject to the conditions identified in its June 21, 2004 notification.

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

On April 23, 2004, aaiPharma refinanced that credit agreement with $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC as collateral agent, and Bank of America, N.A., as administrative agent. These new senior credit facilities consist of a two-year, $125 million senior secured term loan facility (which was fully drawn at closing) and a two-year, $15 million senior secured revolving credit facility.

Under the terms of the indenture for its senior subordinated notes due 2010 (described in Note 10 below), the Company was required to comply with various covenants, including, but not limited to, a covenant relating to incurrence of additional indebtedness. The Company was in compliance with the indenture covenants at June 30, 2004.

Royalties Receivable

The Company entered into a definitive agreement to receive a prepayment of certain royalties receivable (the “Accelerated Royalties”) that would otherwise have been paid to it quarterly through the second quarter of 2005 pursuant to the significant development agreement discussed in the 2003 Form 10-K. These royalties would have aggregated $15.4 million. The agreement to receive a prepayment of these royalties discounted the Accelerated Royalties by 5% per annum from the date originally due to the advance payment date. The Company received approximately $15.0 million in gross proceeds from the Accelerated Royalties in April 2004.

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

Governmental Investigations and Litigation

In April 2004, the Company received subpoenas for document production and potential testimony issued by a grand jury of the U.S. District Court for the Western District of North Carolina related primarily to 2002 and 2003 financial information, certain loans obtained by it, extensions of credit, and other information. The Company has also been advised by the Office of the United States Attorney for the Western District of North Carolina and the Securities and Exchange Commission (“SEC”) that it may receive a subpoena from the SEC. A former officer of the Company, David M. Hurley, has been advised by the U.S. Attorneys Office that he is a target of the investigation. The Company and the Special Committee have agreed to cooperate fully with the government investigations, and the Special Committee has agreed to share all results of its investigation with the SEC and the U.S. Attorneys Office. To that end, three meetings between outside counsel and attorneys for the U.S. Attorneys Office and the SEC have taken place and numerous documents as requested by these government agencies have been voluntarily produced. The Company and the Special Committee intend to facilitate any interviews of employees or officers that may be requested by these government agencies.

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

In May 2004, the Company ceased making payments under the Athlon Service Agreement, and on June 4, 2004, the Company sent a notice of termination of agreement to Athlon. On July 7, 2004, the Company amended the lawsuit to assert claims of fraud and breaches of contract and implied covenants, seeking to recover compensatory and punitive damages and attorneys’ fees. Athlon has amended its counterclaim to assert fraud claims and to seek punitive damages.

Generic Competition

In 2004, the Food and Drug Administration approved generic versions of the Company’s Roxicodone and Brethine injectable products. In the first quarter, a generic version of Roxicodone was introduced, and in April 2004, the first of three generic versions of injectable Brethine was approved for sale.

3. M.V.I. and Aquasol Product Line Sale and Contingent Payment

On April 26, 2004, the Company sold its M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to adjustments based on inventory levels at closing and other post-closing obligations (the “M.V.I. and Aquasol Sale”). A portion of the closing payment is held in escrow to satisfy post-closing obligations under the agreement. The M.V.I. and Aquasol Sale resulted in a gain of $37.5 million that the Company recorded in the second quarter of 2004. The gain on the sale was based on the net cash received from the sale less the book value of the intangible assets, inventories and other items related to the product lines sold.

The Company’s M.V.I. and Aquasol product line acquisition agreement with AstraZeneca AB, as amended, provided for a future contingent payment of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulations by the U.S. Food and Drug Administration. The amount of the $43.5 million contingent payment was to be reduced by $1 million per month if the conditions for the contingent payment had not occurred by December 31, 2002. The amount of the contingent payment had decreased by $12.0 million by December 31, 2003. Such conditions were satisfied in January and February 2004, fixing the previously contingent liability under the amendment at $31.5 million. The Company recorded this expense in the first quarter of 2004. As a result of an amendment to the original acquisition agreement, the Company was precluded from recognizing this obligation (the “M.V.I. Contingent Payment”) as additional purchase price for the M.V.I. and Aquasol product lines under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” and No. 141, “Business Combinations”; therefore, this adjustment was expensed in the first quarter of 2004. As discussed above, the Company sold its M.V.I. and Aquasol product lines on April 26, 2004. Because the $31.5 million contingent payment was not included in the basis of the assets sold, the gain from the sale transaction in the second quarter of 2004 offsets the expense discussed in this Note in determining the net loss for the six months ended June 30, 2004. Concurrently with the closing of the M.V.I. and Aquasol Sale on April 26, 2004, the Company paid to AstraZeneca AB the M.V.I. Contingent Payment, which was discounted to approximately $31.0 million as a result of the early payment.

4. Income taxes

The Company recorded a tax expense of approximately $3 million in the second quarter of 2004. This expense was offset by a tax benefit from the utilization of net operating loss carryforwards from the first quarter of 2004 resulting in net $0.2 million tax expense. The Company recorded a tax benefit of approximately $17 million in the six months ended June 30, 2004 as a result of current period operating losses, offset by a valuation allowance for the entire amount because it is more likely than not that the deferred tax asset resulting from this benefit will not be realized. The Company’s effective tax rates for both the three and six months ended June 30, 2004 was less than 1%. Its effective tax rates for the three and six months ended June 30, 2003 was 41% and 44%, respectively.

5. Earnings (loss) per share

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed assuming that the weighted average number of common shares was increased by the conversion of stock options issued to employees and members of the Company’s Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were converted to shares and issued, unless their inclusion would be anti-dilutive. During the six months ended June 30, 2004, approximately 360,000 options were exercised for aggregate proceeds to the Company of $3.6 million. In the three and six months ended June 30, 2004, 4.6 million and 3.5 million options, respectively, were excluded as they were anti-dilutive. In the three and six months ended June 30, 2003, 1.7 million and 1.6 million options, respectively, were excluded as they were anti-dilutive. In each period presented, the net income (loss) (the “numerator”) is the same for both basic and diluted per share computations.

The following table provides a reconciliation of the denominator for the basic and diluted earning per share computations (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Basic earnings per share:
Weighted average number of shares	28,586	27,621	28,544	27,590
Effect of dilutive securities:
Stock options	67	1,061	—	1,053

Diluted earnings per share:
Adjusted weighted average number of shares and assumed conversions	28,653	28,682	28,544	28,643

6. Financial information by business segment and geographic area

The Company operates in three business segments consisting of a product sales business, primarily comprised of the pharmaceuticals division, a product development business, primarily the research and development business unit, and a development services business, primarily the AAI Development Services business unit. The product sales business provides for the sales of the Company’s pharmaceutical product lines. In the product development segment, the Company internally develops drugs and technologies for future sales by the product sales business or with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The core services provided by the development services business on a fee-for-service basis to pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials. The majority of the Company’s non-U.S. operations are located in Germany.

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net revenues:
Product sales	$21,781	$40,525	$46,214	$64,764
Product development	5,126	3,897	10,041	7,707

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Development services	24,581	21,674	49,475	42,612

	$51,488	$66,096	$105,730	$115,083

United States	$45,193	$61,351	$93,503	$105,670
Germany	6,367	5,232	12,482	10,543
Other	350	283	904	608
Less intercompany	(422)	(770)	(1,159)	(1,738)

	$51,488	$66,096	$105,730	$115,083

Income (loss) from operations:
Product sales	$33,919	$17,638	$(6)	$24,692
Product development	5,126	3,897	10,041	7,707
Development services	735	37	836	633

	39,780	21,572	10,871	33,032
Research and development	(4,406)	(5,698)	(10,915)	(10,284)
Corporate	(11,151)	(5,294)	(19,673)	(10,593)

	$24,223	$10,580	$(19,717)	$12,155

United States	$23,431	$10,401	$(21,149)	$11,268
Germany	805	291	1,359	1,020
Other	(13)	(112)	73	(133)

	$24,223	$10,580	$(19,717)	$12,155

Depreciation and amortization:
Product sales	$4,198	$3,060	$8,389	$6,106
Development services	1,198	1,220	2,381	2,392
Product development	100	109	202	209
Corporate	501	527	1,009	1,065

	$5,997	$4,916	$11,981	$9,772

	June 30,	December 31,
	2004	2003
Total assets:
Product sales	$327,980	$424,452
Product development	13,428	13,062
Development services	56,834	55,791
Corporate	43,405	41,292

	$441,647	$534,597

United States	$411,991	$504,575
Germany	27,907	28,242
Other	1,749	1,780

	$441,647	$534,597

Goodwill, net:
Development services	$12,933	$13,361

7. Transactions with related parties

The Company has revenue, accounts receivable and work-in-progress with Aesgen, Inc. (“Aesgen”) and Endeavor Pharmaceuticals, Inc. (“Endeavor”). Both Endeavor and Aesgen were organized by aaiPharma Inc., its principal shareholders and others. Aesgen was a related party as of June 30, 2004, and continues to be a related party. Endeavor was a related party until the fourth quarter of 2003, when Endeavor filed articles of dissolution and made a liquidating distribution to its stockholders, including the Company. No revenues were recognized from Aesgen for the three and six months ended June 30, 2004 and 2003, respectively. Services performed by the Company for Aesgen are covered by a Subscription Agreement, whereby the Company has agreed to receive Aesgen preferred stock in lieu of cash for the services performed. In February 2002, the Company acquired a calcitriol product from Aesgen, under an agreement which included potential royalty payments. The Company launched its calcitriol product in March 2003; however, no revenues or royalty expenses were recorded for this product during the first quarter of 2003. Calcitriol is shipped to wholesalers and revenues are recorded under the consignment model; therefore no revenue or expenses were recognized until the product was shipped by those wholesalers. The Company expensed royalties of $0.1 million and $0.2 million under that agreement in the three and six months ended June 30, 2004 and expensed $0.1 million in the second quarter of 2003. Revenues recognized from Endeavor totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2003. Certain services performed by the Company for Endeavor were covered by a Securities Payment Agreement between the Company and Endeavor, whereby the Company would receive Endeavor preferred stock in lieu of cash for services performed. At June 30, 2004, the Company had no accounts receivable or work-in-progress related to Aesgen.

8. Accounts receivable, net

The following table presents the components of accounts receivable (in thousands):

		December 31,
	June 30, 2004	2003
Gross accounts receivable	$34,879	$85,726
Allowance for uncollectible accounts	(1,778)	(1,130)
Allowance for customer credits	(36,821)	(51,982)

Subtotal	(3,720)	32,614
Net customer credits reclassed to other current liabilities	3,720	—

Total accounts receivable, net	$—	$32,614

Accounts receivable are presented net of an allowance for uncollectible accounts and net of an allowance for customer credits, including discounts, rebates, chargebacks, product returns and other allowances. The net accounts receivable balance at June 30, 2004 has been reclassed to other current liabilities.

9. Inventories, net

The following table presents the components of inventories (in thousands):

	June 30, 2004	December 31, 2003
Finished goods (including consigned inventory of $4,014 in 2004 and $4,792 in 2003)	$15,686	$18,579
Work-in-process	2,638	1,865
Raw materials and supplies	5,218	5,007
Inventory reserves	(9,515)	(10,758)

Total inventories, net	$14,027	$14,693

10. Debt

The following table presents the components of current maturities of long-term debt (in thousands):

	June 30, 2004	December 31, 2003
Current maturities of long-term debt	$—	$4,000

The following table presents the components of long-term debt (in thousands):

	June 30, 2004	December 31, 2003
U.S. bank term loan	$125,000	$156,000
U.S. revolving credit facility	7,500	8,000
11½% senior subordinated notes due 2010, net of original issue discount	174,177	174,106
Interest rate swap monetization deferred income	2,077	12,189
Fair value of interest rate swap	—	(7,451)
Less current maturities of long-term debt	—	(4,000)

Total long-term debt due after one year	$308,754	$338,844

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

Also in March 2002, the Company issued $175 million of senior subordinated notes due April 1, 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. These notes had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all existing domestic subsidiaries and all future domestic subsidiaries that are owned 80% or more by the Company. When issued, the notes were not secured. Prior to the third anniversary of the date of issuance of the notes, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. On or after the fourth anniversary of the date of issuance of the notes, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%.

Concurrent with the issuance of the senior subordinated notes, the Company entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. In 2003, the Company sold the then outstanding interest rate hedging agreement and replaced it with a similar interest rate hedging agreement. In April 2004, the Company paid $9.4 million to terminate the interest rate hedging agreement. The amounts received, less the termination payment and the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life.

As a result of aaiPharma’s failure to timely file the 2003 Form 10-K, among other matters, aaiPharma was in default of its senior secured credit facility. On April 23, 2004, aaiPharma refinanced this facility with a portion of the proceeds from the M.V.I. sale and with $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC (“Silver Point”) as collateral agent, and Bank of America, N.A., as administrative agent. The Company’s new senior credit facilities consist of a two-year, $125 million senior secured term loan facility (which was fully drawn at closing) and a two-year, $15 million senior secured revolving credit facility, of which the entire amount was available for borrowing at closing. The outstanding loans under the Company’s new senior credit facilities are payable in full on the two-year anniversary date of the closing of the facilities. The Company’s new senior credit facilities are secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. As part of this transaction, the Company recorded a $6.2 million loss for the early extinguishment of debt related to the write-off of financing fees related to the previous senior credit facility. Subject to exceptions set forth in the definitive documentation, loans under the Company’s new senior credit facilities are also required to be prepaid with a negotiated percentage of:

•	excess cash flow, as defined;

•	non-ordinary course assets sales;

•	net proceeds from the sale of subordinated indebtedness;

•	net proceeds from equity issuances; and

•	extraordinary receipts, as defined.

Optional reductions in revolving credit commitments and optional prepayments of term loans are subject to a prepayment fee equal to 3% for the first 9 months of the term of the facilities, 1.5% for the subsequent 9 months of such term, and 0.75% for the next 3 months of such term (with no prepayment penalty payable for the last 3 months of the term). Outstanding loans under the facilities bear interest at a rate per annum equal to a defined LIBOR rate (with a floor of 2%), plus 6.25%, or a defined reference rate (with a floor of 4%), plus 5.25%, in each case payable monthly in arrears. An additional 1% per annum unused line fee is payable on unused revolving credit commitments, payable quarterly in arrears. At June 30, 2004, the Company’s applicable interest rate on its term loan was 8.25% and on its revolving credit facility was 9.25%.

The proceeds of the loans were used, together with the net cash proceeds from the sale of the M.V.I. and Aquasol product lines, to (i) fund payment of termination obligations with respect to the Company’s interest rate hedging agreement (discussed above), (ii) refinance the Company’s then-existing senior credit facility, (iii) fund the April 2004 interest payment due on the Company’s senior subordinated notes due 2010, (iv) provide for ongoing working capital and general corporate needs, and (v) pay for fees, costs and expenses in connection with the new senior credit facilities and other corporate transactions.

On August 9, 2004, the Company entered into an amendment to its senior secured credit facility to, among other things, increase the amount of the term loans by up to $10 million, extend the maturity date of the facilities by one year to April 21, 2007, increase the interest rate on the loans by an additional 1.5% subject to potential incremental reduction based on the Company’s financial performance, and adjust certain covenants under the facilities. Under the amended credit facility, the Company is permitted to borrow up to an additional $10 million in term loans on August 13, 2004. Subject to availability limitations under the revolving credit facility, until December 31, 2004 the Company may pay the additional 1.5% incremental interest amount by delivery of promissory notes, having the same terms as the notes evidencing the loans under the facilities. The amendment adjusted both the percentages of proceeds of certain transactions that are required to be applied to prepay the loans and the fees to be paid upon optional reductions of the credit facility. As amended, optional reductions in revolving credit commitments and optional prepayments of term loans are subject to a prepayment fee equal to 3.5% until August 9, 2005, 2.5% for the subsequent 12 months, and 1.5% for the next 6 months (with no prepayment penalty payable for the remainder of the term).

As of June 30, 2004, scheduled maturities of long-term debt for the years ending December 31, 2004 through 2010 were as follows (in thousands):

2004	$—
2005	—
2006	132,500
2007	—
2008	—
2009	—
2010	175,000

Total	$307,500

The Company’s new senior credit facilities, as amended, include customary representations and warranties and customary affirmative and negative covenants, including limitations on liens, indebtedness, fundamental transactions, dispositions of assets, changes in the nature of the Company’s business, investments, acquisitions, capital and operating leases, capital expenditures, dividends, redemptions or other acquisitions of capital stock, redemptions or prepayments of other debt, transactions with affiliates, issuances of capital stock, modifications of indebtedness, organizational documents and other agreements, and retention of excess cash. The facilities also provide for financial covenants, including a minimum fixed charge ratio, a maximum total debt to trailing twelve-month EBITDA ratio, and a covenant requiring a certain level of cash and revolver availability. At June 30, 2004, the Company was in compliance with the covenants under the new senior credit facilities. As amended, the Company’s new senior credit facilities include a covenant requiring the Company to maintain availability under the revolving credit facility and cash and cash equivalents in the aggregate amount of $5.0 million plus certain other amounts related to payables, bank overdrafts and interest payments on the loans paid in the form of additional notes. Events of default under the facilities include, among others, nonpayment of principal, interest or fees, violations of covenants, inaccuracy of representations and warranties, a cross-default to the Company’s senior subordinated notes due 2010 and other material indebtedness, bankruptcy events, and a change in control.

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

On April 20, 2004, aaiPharma completed a solicitation seeking the consent from holders of the Company’s senior subordinated notes to approve a refinancing or replacement of the Company’s then-existing credit facilities with the Company’s new senior credit facilities and certain amendments to, and waivers under, the indenture governing the senior subordinated notes to, among other things:

•	grant a lien to secure the Company’s obligations under the senior subordinated notes, which lien is junior to the liens securing the Company’s new senior credit facilities but covers the same collateral;

•	increase the interest rate of the senior subordinated notes from 11% per annum to 11.5% per annum effective April 1, 2004;

•	suspend the Company’s obligation under the indenture to file periodic reports with the SEC until the earlier of the date that the Company’s 2003 Form 10-K is filed with the SEC or September 30, 2004 and suspend the Company’s obligation to furnish annual written statements of the Company’s accountants until the fifth day after the earlier of the date that the Company’s 2003 Form 10-K is filed with the SEC and September 30, 2004;

•	further limit the Company’s ability to grant liens to secure certain obligations unless the liens are subordinate to the liens securing the senior subordinated notes or are otherwise permitted under the indenture; and

•	limit the Company’s ability to incur up to $10 million of indebtedness, and to grant liens to secure that amount of indebtedness, not otherwise specifically permitted by the indenture, until the Company’s 2003 Form 10-K is filed with the SEC or unless the indebtedness is incurred to fund an interest payment with respect to the senior subordinated notes.

Following the completion of a consent solicitation, aaiPharma entered into a supplemental indenture to effect these amendments and waivers and made the interest payments that had been due on April 1, 2004, together with default interest.

The Company made an interest payment on the senior subordinated notes of $9.7 million in April 2004. The April 2004 interest payment was offset by approximately $1.7 million received under the Company’s interest rate hedging agreement, described above.

11. Restructuring Charges

In June 2004, the Company announced and implemented a work force reduction intended to rationalize the expense base in relation to its revenue. The Company recorded a $3.4 million expense in the three months ended June 30, 2004, representing severance costs and related employee-benefit expenses for those affected by the reduction. The related liability is included in other current liabilities on the Company’s consolidated balance sheet. Substantially all of this restructuring liability will be paid during the second half of 2004. As part of the restructuring plan, the Company announced it would close its New Jersey facility in August 2004. On-going lease and facility costs for this location are not included in this quarter’s restructuring charge, and the Company is currently seeking to sub-lease all or a portion of this facility. In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), the Company will record facility closure costs in the third quarter of 2004.

12. Commitments and Contingencies

The Company may have to make contingent payments of $4.7 million over three years in connection with the purchase of its Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At June 30, 2004, these contingent payment obligations are not liabilities and have not been recorded on the Company’s consolidated balance sheet.

The Company made interest payments on the senior subordinated notes of $9.6 million in October 2003 and $9.7 million in April 2004, and payments of $10.1 million will be due in October 2004 and April 2005.

For additional information about other contingencies to which the Company is subject, including litigation and governmental investigations, see Part II, Item 1, “Legal Proceedings,” below, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Commitments and Contingencies” in the Company’s 2003 Form 10-K.

13. Financial information for subsidiary guarantors and non-guarantors

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

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

aaiPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2004
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$11,772	$33,419	$6,719	$(422)	$51,488
Equity earnings from subsidiaries	26,209	—	—	(26,209)	—

Total revenues	37,981	33,419	6,719	(26,631)	51,488

Operating costs and expenses:
Direct costs	8,001	13,949	3,915	(171)	25,694
Selling expenses	1,807	8,626	641	—	11,074
General and administrative	13,966	(2,321)	1,055	—	12,700
Research and development	(2)	4,308	—	—	4,306
Depreciation	1,301	410	314	—	2,025
Professional fees - internal inquiry	—	5,103	—	—	5,103
M.V.I. contingent payment/(gain on sale)	—	(37,546)	—	—	(37,546)
Restructuring charges	—	3,400	—	—	3,400
Royalty expense	—	509	—	—	509

	25,073	(3,562)	5,925	(171)	27,265

Income (loss) from operations	12,908	36,981	794	(26,460)	24,223
Other income (expense):
Interest, net	—	(8,817)	65	—	(8,752)
Net intercompany interest	(464)	532	(68)	—	—
Other expense, net	(5,196)	(2,815)	(73)	—	(8,084)

	(5,660)	(11,100)	(76)	—	(16,836)

Income (loss) before income taxes	7,248	25,881	718	(26,460)	7,387
Provision for (benefit from) income taxes	30	141	(2)	—	169

Net income (loss)	$7,218	$25,740	$720	$(26,460)	$7,218

aaiPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$11,631	$49,721	$5,514	$(770)	$66,096
Equity earnings from subsidiaries	12,444	—	—	(12,444)	—

Total revenues	24,075	49,721	5,514	(13,214)	66,096

Operating costs and expenses:
Direct costs	6,528	19,096	3,420	(680)	28,364
Selling expenses	1,637	5,955	609	—	8,201
General and administrative	8,070	2,210	1,009	—	11,289
Research and development	—	5,588	—	—	5,588
Depreciation	1,345	306	296	—	1,947
Royalty expense	—	127	—	—	127

	17,580	33,282	5,334	(680)	55,516

Income (loss) from operations	6,495	16,439	180	(12,534)	10,580
Other income (expense):
Interest, net	(352)	(4,581)	2	—	(4,931)
Net intercompany interest	(520)	564	(44)	—	—
Other income (expense), net	220	13	(7)	—	226

	(652)	(4,004)	(49)	—	(4,705)

Income (loss) before income taxes	5,843	12,435	131	(12,534)	5,875
Provision for income taxes	2,351	32	—	—	2,383

Net income (loss)	$3,492	$12,403	$131	$(12,534)	$3,492

aaiPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2004
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$24,058	$69,445	$13,386	$(1,159)	$105,730
Equity earnings from subsidiaries	(12,373)	—	—	12,373	—

Total revenues	11,685	69,445	13,386	11,214	105,730

Operating costs and expenses:
Direct costs (excluding depreciation)	15,713	31,602	7,978	(704)	54,589
Selling expenses	3,535	19,302	1,264	—	24,101
General and administrative	26,077	(2,363)	2,126	—	25,840
Research and development	6	10,707	—	—	10,713
Depreciation	2,624	827	586	—	4,037
Professional fees - internal inquiry	—	8,303	—	—	8,303
M.V.I. contingent payment/(gain on sale)	—	(6,545)	—	—	(6,545)
Restructuring charges	—	3,400	—	—	3,400
Royalty expense	—	1,009	—	—	1,009

	47,955	66,242	11,954	(704)	125,447

(Loss) income from operations	(36,270)	3,203	1,432	11,918	(19,717)
Other income (expense):
Interest, net	(17)	(14,483)	103	—	(14,397)
Net intercompany interest	(957)	1,064	(107)	—	—
Other expense, net	(5,074)	(2,808)	(183)	—	(8,065)

	(6,048)	(16,227)	(187)	—	(22,462)

(Loss) income before income taxes	(42,318)	(13,024)	1,245	11,918	(42,179)
Provision for (benefit from) income taxes	36	141	(2)	—	175

Net (loss) income	$(42,354)	$(13,165)	$1,247	$11,918	$(42,354)

aaiPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$22,261	$83,410	$11,150	$(1,738)	$115,083
Equity earnings from subsidiaries	15,987	—	—	(15,987)	—

Total revenues	38,248	83,410	11,150	(17,725)	115,083

Operating costs and expenses:
Direct costs (excluding depreciation)	13,049	33,420	6,592	(1,423)	51,638
Selling expenses	2,946	11,868	1,121	—	15,935
General and administrative	15,847	3,470	2,002	—	21,319
Research and development	—	10,074	—	—	10,074
Depreciation	2,701	585	549	—	3,835
Royalty expense	—	127	—	—	127

	34,543	59,544	10,264	(1,423)	102,928

Income (loss) from operations	3,705	23,866	886	(16,302)	12,155
Other income (expense):
Interest, net	(1,044)	(9,440)	3	—	(10,481)
Net intercompany interest	(1,036)	1,123	(87)	—	—
Other income (expense), net	160	15	(32)	—	143

	(1,920)	(8,302)	(116)	—	(10,338)

Income (loss) before income taxes	1,785	15,564	770	(16,302)	1,817
Provision for income taxes	761	32	—	—	793

Net income (loss)	$1,024	$15,532	$770	$(16,302)	$1,024

aaiPharma Inc.
CONSOLIDATING BALANCE SHEET
(In thousands)

	June 30, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$7,071	$169	$437	$—	$7,677
Accounts receivable, net	8,844	(15,683)	3,118	3,721	—
Work-in-progress	2,661	4,907	9,264	(5,024)	11,808
Inventories	5,176	7,687	1,164	—	14,027
Deferred tax assets	19,184	—	—	—	19,184
Prepaid and other current assets	1,868	8,248	284	—	10,400

Total current assets	44,804	5,328	14,267	(1,303)	63,096
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	38,605	14,746	4,299	—	57,650
Goodwill, net	725	1,229	10,979	—	12,933
Intangibles, net	1,270	291,253	—	—	292,523
Other assets	2,402	12,932	111	—	15,445

Total assets	$153,867	$279,286	$29,656	$(21,162)	$441,647

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	8,567	12,343	1,611	—	22,521
Customer advances	4,001	5,975	5,509	(2,720)	12,765
Accrued wages and benefits	3,102	1,535	1,714	—	6,351
Interest payable	3	5,152	—	—	5,155
Deferred product revenue	—	25,236	—	—	25,236
Other accrued liabilities	2,874	19,569	(348)	1,570	23,665

Total current liabilities	18,547	69,810	8,486	(1,150)	95,693
Long-term debt, less current portion	7,500	301,254	—	—	308,754
Deferred tax liability	2,246	—	—	—	2,246
Other liabilities	36	—	—	—	36
Investments in and advances to subsidiaries	154,311	(160,228)	4,803	1,114	—
Total stockholders’ equity	(28,773)	68,450	16,367	(21,126)	34,918

Total liabilities and stockholders’ equity	$153,867	$279,286	$29,656	$(21,162)	$441,647

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

aaiPharma Inc.
CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2004
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(42,354)	$(13,165)	$1,247	$11,918	$(42,354)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	2,471	8,924	586	—	11,981
Write-off of deferred financing and other costs	—	6,229	—	—	6,229
Net gain from asset sale	—	(37,546)	—	—	(37,546)
Other	1	—	147	—	148
Changes in operating assets and liabilities:
Accounts receivable, net	2,399	32,467	1,297	(3,721)	32,442
Work-in-progress	1,027	430	(1,763)	709	403
Inventories	(589)	(1,765)	(12)	—	(2,366)
Prepaid and other assets	21	(7,132)	(70)	—	(7,181)
Accounts payable	3,485	(1,948)	(801)	—	736
Customer advances	(2,439)	(2,126)	882	(1,002)	(4,685)
Interest payable	(5)	(351)	—	—	(356)
Deferred product revenue	—	(20,427)	—	—	(20,427)
Accrued wages and benefits and other accrued liabilities	(5,397)	15,253	848	2,962	13,666
Intercompany receivables and payables	39,322	(27,046)	(1,410)	(10,866)	—

Net cash (used in) provided by operating activities	(2,058)	(48,203)	951	—	(49,310)

Cash flows from investing activities:
Purchases of property and equipment	(1,995)	(1,794)	(930)	—	(4,719)
Proceeds from sales of property and equipment	—	88	—	—	88
Product line disposal	—	91,377	—	—	91,377
Other	(133)	—	—	—	(133)

Net cash (used in) provided by investing activities	(2,128)	89,671	(930)	—	86,613

Cash flows from financing activities:
Proceeds from long-term borrowings	7,500	125,000	—	—	132,500
Payments on long-term borrowings	(8,000)	(156,000)	—	—	(164,000)
Proceeds from interest rate swaps, net	—	(10,112)	—	—	(10,112)
Proceeds from stock option exercises	3,596	—	—	—	3,596
Other	—	(379)	—	—	(379)

Net cash provided by (used in) financing activities	3,096	(41,491)	—	—	(38,395)

Net (decrease) increase in cash and cash equivalents	(1,090)	(23)	21	—	(1,092)
Effect of exchange rate changes on cash	—	—	(16)	—	(16)
Cash and cash equivalents, beginning of period	8,161	192	432	—	8,785

Cash and cash equivalents, end of period	$7,071	$169	$437	$—	$7,677

aaiPharma Inc.
CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$1,024	$15,532	$770	$(16,302)	$1,024
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,470	6,754	548	—	9,772
Other	(163)	1	84	—	(78)
Changes in operating assets and liabilities:
Accounts receivable, net	974	(2,396)	(344)	—	(1,766)
Work-in-progress	651	(538)	(1,381)	(51)	(1,319)
Inventories	1,569	(1,164)	—	(311)	94
Prepaid and other assets	681	531	(174)	—	1,038
Accounts payable	1,159	(1,690)	(76)	—	(607)
Customer advances	3,275	(352)	464	50	3,437
Interest payable	(130)	(76)	—	—	(206)
Deferred product revenue	—	11,729	—	—	11,729
Accrued wages and benefits and other accrued liabilities	(2,350)	419	(173)	(281)	(2,385)
Intercompany receivables and payables	6,228	(23,429)	306	16,895	—

Net cash provided by operating activities	15,388	5,321	24	—	20,733

Cash flows from investing activities:
Purchases of property and equipment	(1,696)	(4,404)	(382)	—	(6,482)
Proceeds from sales of property and equipment	389	—	—	—	389
Product line acquisitions	—	(600)	—	—	(600)
Other	(287)	—	—	—	(287)

Net cash used in investing activities	(1,594)	(5,004)	(382)	—	(6,980)

Cash flows from financing activities:
Payments on long-term borrowings	(13,000)	(4,000)	—	—	(17,000)
Proceeds from interest rate swaps, net	—	2,678	—	—	2,678
Proceeds from stock option exercises	1,091	—	—	—	1,091
Other	—	1,018	—	—	1,018

Net cash used in financing activities	(11,909)	(304)	—	—	(12,213)

Net increase (decrease) in cash and cash equivalents	1,885	13	(358)	—	1,540
Effect of exchange rate changes on cash	—	—	60	—	60
Cash and cash equivalents, beginning of period	5,725	180	627	—	6,532

Cash and cash equivalents, end of period	$7,610	$193	$329	$—	$8,132

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

Summary

In the second quarter of 2004, we replaced our senior credit facility and divested our M.V.I. and Aquasol product lines. In addition, we conducted a reduction-in-force affecting over 10% of our employee base and redirected the focus of our pharmaceutical sales group. These efforts allowed us to stabilize the Company’s liquidity and cash flow position. On the regulatory front, our inability to timely file our periodic reports with the Securities and Exchange Commission (the “SEC”) created a default under our then existing credit facility and our bond indenture, and resulted in NASDAQ providing us with a delisting notice. We filed all required reports before June 30, 2004. As a result of these filings, and our furnishing of additional requested information, NASDAQ notified us that we were in compliance with NASDAQ listing requirements and that we would continue to be listed subject to certain conditions. On July 9, 2004, the Company’s ticker symbol reverted back to AAII.

As a result of our default under our senior credit facility, we refinanced our former senior credit facility with a new $140 million senior credit facility in the second quarter. The refinancing coincided with the sale of our M.V.I. and Aquasol product lines, the receipt of accelerated royalties under our significant development agreement, the termination of our interest rate hedging agreement and the implementation of various amendments to our bond indenture, including increasing the interest rate on our senior subordinated notes by 0.5%. The replacement of our senior credit facility, the amendments to our bond indenture and our filing of past due periodic reports with the SEC cured the defaults. The Company was in compliance with the covenants under the new credit facility and bond indenture at June 30, 2004.

During the second quarter, we continued to invest time and resources into our Research and Development program. We continue to use the significant scientific capabilities that our Company has developed over the past 24 years to serve as the platform to develop and commercialize enhancements to existing products. In addition, we redirected our pharmaceutical sales focus during the quarter away from a retail sales approach and back to a hospital-based focus. We are retraining the sales force to perform in a hospital environment through an intensive series of educational programs and training on various medical, pharmacological and scientific subjects. These programs are designed to enable our sales team to better interact with medical professionals in the pain management area. We have also begun aligning our group purchasing organization contracts with these sales efforts to facilitate the effectiveness of our sales force in hospitals and pain clinics.

We funded these programs with proceeds generated by our underlying businesses, including the sale of our M.V.I. and Aquasol product lines. In the second quarter, we recorded net revenues of $51.5 million and earnings per share of $0.25. Several events occurred in the quarter which had a material impact on our financial results. We sold our M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc., which included two recently approved Supplemental New Drug Applications, and recorded a net gain of $37.5 million on the sale. The development work supporting the Supplemental New Drug Applications was performed by our Development Services Division. This gain was partially offset by $5.1 million in professional fees associated with the investigation conducted by the Special Committee, $3.4 million in expenses accrued in connection with restructuring the employee base, and a $6.2 million charge for the extinguishment of debt in the refinancing.

We recognized $21.8 million in pharmaceutical product revenues in the second quarter. Of the $21.8 million in pharmaceutical product revenues, we recognized $4.7 million in revenues recorded under the consignment method. For these revenues, we had received cash for the products from the wholesalers, principally in late 2003 or in the first quarter of 2004. Our revenues to wholesalers in the quarter were significantly reduced from prior periods due to the levels of Brethine and Darvon/Darvocet products on hand at wholesalers at the beginning of the quarter. During the first six months of 2004, we reduced the aggregate amount of units of our products at the wholesalers and chain pharmacies by approximately 55%. This comparison excludes M.V.I. product at all relevant times. In addition, in June 2004 we exchanged certain products at one wholesaler which were approaching expiration for the same product with a longer remaining shelf life. The treatment of this exchange was in accordance with our revenue recognition policy and reduced our returns reserve by $3.9 million, which is reflected in net revenues.

The introduction of generic competition to our Brethine injectable and Roxicodone products also had a negative impact on sales. Although generic competition eroded the Brethine and Roxicodone product lines, end-user demand for our Oramorph SR has increased over the comparable period in 2003. We acquired Oramorph in December 2003 and sell the product mainly into the non-retail sector.

Our Development Services Division recorded $24.6 million in net sales during the quarter. We continue to experience strong demand for Phase I services in both the United States and Europe, as well as for Phase II-IV and bioanalytical services. The Development Services Division was able to dedicate more capacity to outside clients during the quarter due to reduced utilization of resources on internally driven Research and Development projects. The gross margin dollar contribution from the Development Services Division in the second quarter of 2004 was higher than the second quarter of 2003 due to increased clinical and bioanalytical contributions, partially offset by lower gross margins from our manufacturing facility in Charleston. The manufacturing capacity for the Charleston facility was planned to cover the manufacturing needs of our Brethine injectable product. The introduction of a generic competitor eliminated the near-term need for manufacturing additional Brethine injectable products and created for us an excess in sterile manufacturing capacity which we were not able to sell to third parties in the quarter. The gross margin provided by the non-manufacturing services of the Development Services Division increased 3 percentage points in the second quarter of 2004 when compared to the second quarter of 2003.

We recorded $4.3 million in research and development expenses during the quarter. The expenses primarily related to our ProSorb-D and proton pump inhibitor development programs. We expect to file a NDA on the ProSorb-D product in 2004. We also continued development for Darvon and Darvocet modified-release line extensions which we believe will provide meaningful and patentable line extensions to our franchise. Other products in our Research and Development pipeline include four new chemical entities and an additional gastrointestinal product.

Results of Operations

The following table presents the net revenues for each of our business units and our consolidated expenses and net income (loss) for the three and six months ended June 30, 2004 and 2003, with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	(dollars in thousands)
Net revenues:
Product sales	$21,781	42%	$40,525	61%	$46,214	44%	$64,764	56%
Product development	5,126	10	3,897	6	10,041	9	7,707	7
Development services	24,581	48	21,674	33	49,475	47	42,612	37

	$51,488	100%	$66,096	100%	$105,730	100%	$115,083	100%

Direct costs (excluding depreciation and royalty expense)	$25,694	50%	$28,364	43%	$54,589	52%	$51,638	45%
Selling	11,074	22	8,201	12	24,101	23	15,935	14
General and administrative	12,700	25	11,289	17	25,840	24	21,319	19
Research and development	4,306	8	5,588	8	10,713	10	10,074	9
Depreciation	2,025	4	1,947	3	4,037	4	3,835	3
Professional fees – internal inquiry	5,103	10	—	—	8,303	8	—	—
M.V.I. contingent payment/ (gain on sale)	(37,546)	(73)	—	—	(6,545)	(6)	—	—
Restructuring charges	3,400	7	—	—	3,400	3	—	—
Royalty expense	509	1	127	—	1,009	1	127	—
Income (loss) from operations	24,223	47	10,580	16	(19,717)	(19)	12,155	11

	Three Months Ended June 30,				Six Months Ended June 30,
	2004		2003		2004		2003
	(dollars in thousands)
Interest expense, net	(8,752)	(17)	(4,931)	(7)	(14,397)	(14)	(10,481)	(9)
Loss from extinguishment of debt	(6,229)	(12)	—	—	(6,229)	(6)	—	—
Other (expense) income, net	(1,855)	(4)	226	—	(1,836)	(2)	143	—
Provision for income taxes	169	—	2,383	4	175	—	793	1
Net income (loss)	$7,218	14%	$3,492	5%	$(42,354)	(40)%	$1,024	1%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(in thousands)
Gross revenues	$65,796	$97,758	$137,784	$165,033
Allowance for customer credits	14,308	31,662	32,054	49,950

Net revenues	$51,488	$66,096	$105,730	$115,083

Second Quarter 2004 Compared to Second Quarter 2003

Our consolidated net revenues for the quarter ended June 30, 2004 decreased 22% to $51.5 million, from $66.1 million in the second quarter of 2003. Net revenues from product sales decreased in 2004, to $21.8 million, from $40.5 million in 2003. The decrease resulted from decreased sales volumes in our Darvon/Darvocet and Brethine product lines, as discussed above, as well as the divestiture of our M.V.I. product line, which was partially offset by contributions from our Roxicodone and Oramorph product lines. Roxicodone and Oramorph were acquired in December 2003. The introduction of generic versions of our Brethine product also caused erosion in the price for this product. In addition, in June 2004 we exchanged certain products at one wholesaler which were approaching expiration for the same product with a longer remaining shelf life. This reduced our returns reserve by $3.9 million and is reflected in net revenue. Our net revenues for the quarter ended June 30, 2004 included $4.7 million recognized under the consignment sales method.

Net revenues from product development increased 32% in the second quarter of 2004 to $5.1 million, or 10% of net revenues, from $3.9 million, or 6% of net revenues, in the 2003 period, primarily due to product development revenues under our significant development agreement. This development agreement is described in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. We expect product development revenues under this agreement to be approximately $17 million in 2004. We received payment associated with this revenue during the quarter ended June 30, 2004.

Net revenues from our development services business increased 13% in the second quarter of 2004 to $24.6 million, from $21.7 million in 2003. The increase was principally attributable to higher demand for our Phase I clinical capabilities in both the United States and Europe, as well as for Phase II-IV and bioanalytical services, partially offset by lower fee-for-service revenues under our significant development agreement.

Direct costs (excluding depreciation and royalty expense) decreased $2.7 million, or 9%, to $25.7 million in the second quarter of 2004 from $28.4 million in the same period in 2003. This decrease in direct costs resulted from lower product direct costs related to the decreased product revenue, partially offset by an increase in direct costs of our development services division, primarily in our manufacturing capabilities, and an increase in amortization expense related to product rights for products we acquired in December 2003. Direct costs as a percentage of net revenues were 50% in the second quarter of 2004 as compared to 43% in the second quarter of 2003.

Selling expenses increased 35% in the second quarter of 2004 to $11.1 million, or 22% of net revenues, from $8.2 million, or 12% of net revenues, in 2003. This increase is primarily due to expenses incurred by our product sales business associated with sales force related expenses under an agreement with Athlon Pharmaceuticals, from whom we acquired our Darvocet A500 product (see “Legal Proceedings” for additional information about this agreement), developing our product sales force and marketing and promoting our new products.

General and administrative costs increased $1.4 million in the second quarter of 2004 to $12.7 million, or 25% of net revenues, from $11.3 million, or 17% of net revenues, in 2003. This increase was primarily due to additional product liability insurance expense for the products we acquired in December 2003, increased accruals for employee benefits expenses and litigation related expenses.

Research and development expenses were $4.3 million, or 8% of net revenues, in the second quarter of 2004, compared to $5.6 million, or 8% of net revenues, in 2003. In the second quarter of 2004, significant project spending was related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products.

In the second quarter of 2004, we recorded $5.1 million of legal, financial and consulting professional fees associated with the investigation conducted by the Special Committee.

In April 2004, we sold our M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to adjustments based on inventory levels at closing and other post-closing obligations. A portion of the closing payment is held in escrow to satisfy post-closing obligations under the agreement. The sale resulted in a gain of $37.5 million that we recorded in the second quarter of 2004.

In June 2004, we announced and implemented a work force reduction intended to rationalize our expense base in relation to our revenue. We recorded a $3.4 million restructuring expense representing severance costs and related employee benefit expenses for those affected by the reduction. As part of this restructuring plan, we announced we would close our New Jersey facility in August 2004. On-going lease and facility costs for this location are not included in this quarter’s restructuring charge, and we are currently seeking to sub-lease all or a portion of this facility. In accordance with SFAS 146, we will record facility closures costs in the third quarter of 2004.

Royalty expenses for the second quarter of 2004 were $0.5 million. We accrue royalties based on revenues generated by certain acquired products. Royalty expenses were $0.1 million for the same period in 2003.

Consolidated income from operations was $24.2 million in the second quarter of 2004, as compared to income from operations of $10.6 million in the second quarter of 2003. This increase is primarily attributable to the gain on the sale of the M.V.I. and Aquasol product lines.

Income from operations for our product sales business was $33.9 million in the second quarter of 2004, compared to $17.6 million in the second quarter of 2003. This increase is attributable to the gain on the sale of our M.V.I. and Aquasol product lines, partially offset by the decrease in revenue and the increased selling expenses, as discussed above.

Income from operations for our product development business was $5.1 million in the second quarter of 2004, compared to $3.9 million in 2003. This change resulted from the increased revenues from our significant development agreement, as discussed above.

Income from operations for our development services business was $0.7 million in the second quarter of 2004, compared to breakeven in the second quarter of 2003. This change is primarily due to the higher revenues, as discussed above, partially offset by the increase in direct costs and general overhead allocations.

Unallocated corporate expenses increased in the second quarter of 2004 to $11.2 million, from $5.3 million in 2003. This increase is primarily related to the $5.1 million of professional fees related to the Special Committee investigation.

Net interest expense increased to $8.8 million in the second quarter of 2004 from $4.9 million in 2003 due to charges related to the refinancing of our senior credit facility, see “Liquidity and Capital Resources” for additional information on subsequent changes to our debt. In addition, we recorded a $6.2 million expense for the extinguishment of debt related to our previous senior credit facility.

Other expense includes $1.6 million representing the fee we paid to terminate an asset purchase agreement for a product that we no longer believe is commercially viable. Terminating the agreement eliminated a contingent payment obligation of $13.8 million. No future obligations remain under this terminated agreement.

Minimal tax expense was recorded for the second quarter of 2004 as we operated at a cumulative net loss for the first two quarters of 2004 and anticipate operating at a loss for 2004. We currently believe that it is more likely than not that any deferred tax assets generated during 2004 will not be utilized. Our effective tax rate for the first half of 2004 was less than 1%. Our effective tax rate for the second quarter of 2003 was 41%.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Our consolidated net revenues for the six months ended June 30, 2004, decreased 8% to $105.7 million, from $115.1 million in the same period of 2003. Net revenues from product sales decreased in 2004, to $46.2 million, from $64.8 million in 2003. The decrease resulted from decreased sales volumes in our Darvon/Darvocet and Brethine product lines, as discussed above, as well as the divestiture of our M.V.I. and Aquasol product lines in the second quarter of 2004, which was partially offset by contributions from our Roxicodone and Oramorph product lines. Roxicodone and Oramorph were acquired in December 2003. As discussed above, in June 2004, we exchanged certain products at one wholesaler which reduced our returns reserve by $3.9 million and is reflected in net revenue. Our net revenues for the six months ended June 30, 2004 included $9.0 million recognized under the consignment sales method.

Net revenues from product development increased 30% in the first six months of 2004 to $10.0 million, or 9% of net revenues, from $7.7 million, or 7% of net revenues, in the 2003 period, primarily due to product development revenues under our significant development agreement.

Net revenues from our development services business increased 16% in the first six months of 2004 to $49.5 million from $42.6 million in 2003. The increase was principally attributable to higher demand for our Phase I clinical capabilities in both the United States and Europe, as well as for Phase II-IV and bioanalytical services, partially offset by lower fee-for-service revenues under our significant development agreement.

Direct costs (excluding depreciation and royalty expense) increased $3.0 million, or 6%, to $54.6 million in the six-month period ended June 30, 2004, from $51.6 million in the same period in 2003. This increase in direct costs resulted from an increase in direct costs of our development services division, primarily in our manufacturing and clinical capabilities, and an increase in amortization expense related to product rights for products we acquired in December 2003, partially offset by the lower product costs resulting from the decreased product revenue. Direct costs as a percentage of net revenues were 52% in the first six months of 2003 as compared to 45% in the same period of 2003.

Selling expenses increased 51% in the first six months of 2004 to $24.1 million, or 23% of net revenues, from $15.9 million, or 14% of net revenues, in 2003. This increase is primarily due to expenses incurred by our product sales business associated with sales force related expenses under an agreement with Athlon Pharmaceuticals, developing our product sales force and marketing and promoting our new products.

General and administrative costs increased $4.5 million in the first six months of 2004 to $25.8 million, or 24% of net revenues, from $21.3 million, or 19% of net revenues, in 2003. This increase was primarily due to additional product liability insurance expense for the products we acquired in December 2003, increased accruals for employee benefits expenses and litigation related expenses.

Research and development expenses were $10.7 million, or 10% of net revenues, in the first six months of 2004, compared to $10.1 million, or 9% of net revenues, in 2003. In the first six months of 2004, significant project spending was related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products.

In the first half of 2004, we recorded $8.3 million of legal, financial and consulting professional fees associated with the investigation conducted by the Special Committee.

As discussed above, in April 2004, we sold our M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to certain adjustments. The sale resulted in a gain of $37.5 million that we recorded in the second quarter of 2004. The gain was partially offset by a $31.0 million expense we recorded in the first quarter of 2004 for a contingent payment to AstraZeneca AB based on the status of the reformulation of our M.V.I.-12 product (the “M.V.I. Contingent Payment”). The FDA’s approval in the first quarter of the reformulation of this product created an obligation under our product line acquisition agreement for us to make the M.V.I. Contingent Payment.

As discussed above, in June 2004, we announced and implemented a work force reduction intended to rationalize our expense base in relation to our revenue and recorded a $3.4 million restructuring expense representing severance costs and related employee benefit expenses for those affected by the reduction.

Royalty expenses for the six-month period ended June 30, 2004 were $1.0 million. We accrue royalties based on revenues generated by certain acquired products. Royalty expenses were $0.1 for the same period in 2003.

The consolidated loss from operations was $19.7 million in the first six months of 2004, as compared to income from operations of $12.2 million in the same period of 2003. This decrease is primarily attributable to the items discussed above, including the decrease in product sales revenue, higher selling, general and administrative expenses, professional fees related to the Special Committee investigation and the restructuring charges, partially offset by the higher development services and product development revenues and the gain on the sale of the M.V.I. and Aquasol product lines, net of the expenses associated with the M.V.I. Contingent Payment.

Income from operations for our product sales business was breakeven in the first six months of 2004, compared to income from operations of $24.7 million in the same period of 2003. This decrease is attributable to a decrease in revenue due to the divestiture of our M.V.I. and Aquasol product lines, the reduction in sales volumes of our Darvocet and Brethine products and the increased selling expenses, as discussed above.

Income from operations for our product development business was $10.0 million in the period ended June 30, 2004, compared to income from operations of $7.7 million in 2003. This change resulted from the increased revenues from our significant development agreement, as discussed above.

Income from operations for our development services business was $0.8 million in the first six months of 2004, compared to $0.6 million in 2003. This change is primarily due to the higher revenues, as discussed above, partially offset by the increase in direct costs and general overhead allocations.

Unallocated corporate expenses increased in the first six months of 2004 to $19.7 million, from $10.6 million in 2003. This increase is primarily related to the $8.3 million of professional fees related to the Special Committee investigation.

Net interest expense increased to $14.4 million in the first six months of 2004 from $10.5 million in 2003 due to charges related to the refinancing of our senior credit facility (see “Liquidity and Capital Resources” for additional information on subsequent changes to our debt). In addition, we recorded a $6.2 million expense for the extinguishment of debt related to our previous senior credit facility.

Other expense includes $1.6 million representing the fee we paid to terminate an asset purchase agreement for a product that we no longer believe is commercially viable. Terminating the agreement eliminated a contingent payment obligation of $13.8 million. No future obligations remain under this terminated agreement.

We recorded a tax benefit of approximately $17 million in the first half of 2004 as a result of current period operating losses, offset by a valuation allowance for the entire amount because it is more likely than not that the deferred tax asset resulting from that benefit will not be realized. Our effective tax rate for the first half of 2004 was less than 1%. Our effective tax for the first half of 2003 was 44%.

Liquidity and Capital Resources

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow used in operations in the first six months of 2004 was $49.3 million, compared to cash flow provided by operations of $20.7 million in the first six months of 2003. This decrease was primarily due to the significant net loss and a decrease in deferred revenues on products accounted for under the consignment model, partially offset by a significant decrease in the gross amount of our accounts receivable.

The gross amount of our accounts receivable decreased by $50.8 million, or 59%, in the first half of 2004 due to significant collections in the first half of 2004 for pharmaceutical products shipped during the fourth quarter of 2003 and a significant decrease in the amount of pharmaceutical products shipped during the first half of 2004. Additionally, as of June 30, 2004, our $34.9 million in gross accounts receivable were more than offset by $38.6 million in allowances for customer credits, which primarily consist of reserves we established to cover estimated future chargebacks and estimated future product returns. These reserves are necessary because we must either issue a credit on future sales or make a cash payment when a chargeback is issued or when wholesalers exercise their rights of return for our pharmaceutical products. We reclassified the negative $3.7 million net accounts receivable balance to other current liabilities on our consolidated balance sheet.

Cash provided by investing activities was $86.6 million in the first six months of 2004, primarily related to the cash proceeds from the M.V.I. and Aquasol sale, partially offset by $4.7 million of capital spending. Cash used in investing activities was $7.0 million in the first six months of 2003, which included $6.5 million related to capital spending.

Net cash used in financing activities during the first six months of 2004 was $38.4 million, primarily representing debt repayments of $164.0 million under the previous debt agreements and a termination payment of $9.4 million under our previous interest rate hedging agreement, partially offset by $132.5 million of borrowings under out new senior credit facilities and $3.6 million in proceeds from the issuance of common stock related to the exercise of stock options.

M.V.I. and Aquasol Product Line Sale and Contingent Payment

Our M.V.I. and Aquasol product line acquisition agreement was amended in July 2003. As amended, it provided for two $1.0 million guaranteed payments, which were made in August 2002 and 2003, eliminated a contingent payment of $2.0 million that was potentially due in August 2003 under the original agreement, and provided for a future contingent payment of $43.5 million, which we refer to as the M.V.I. Contingent Payment, potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulations by the U.S. Food and Drug Administration (FDA). The amount of the M.V.I. Contingent Payment was to be reduced by $1 million per month if the conditions for the contingent payment had not occurred by December 31, 2002. The amount of the M.V.I. Contingent Payment had decreased by $12.0 million by December 31, 2003. Such conditions were satisfied in January and February 2004, fixing the previously contingent liability under the amendment at $31.5 million. As a result of an amendment to the original acquisition agreement, we were precluded from recognizing this obligation as additional purchase price for the M.V.I. and Aquasol product line; therefore, we expensed this obligation in the first quarter of 2004. We sold the M.V.I. and Aquasol product lines on April 26, 2004. Because the $31.5 million contingent payment was not included in the basis of the assets sold, we recorded a gain from the sale transaction in the second quarter of 2004 of $37.5 million, which was partially offset by the expense for the M.V.I. Contingent Payment in the first quarter of 2004. We made the M.V.I. Contingent Payment, discounted to approximately $31.0 million, in April 2004.

Other Commitments and Contingencies

We may have to make contingent payments of $4.7 million over three years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At June 30, 2004, these contingent payment obligations are not liabilities and have not been recorded on our consolidated balance sheet. We made interest payments on the senior subordinated notes of $9.6 million in October 2003 and $9.7 million in April 2004, and payments of $10.1 million will be due in October 2004 and April 2005.

For additional information about other contingencies to which we are subject, including litigation and governmental investigations, see Part II, Item 1, “Legal Proceedings,” below, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Commitments and Contingencies” in our 2003 Form 10-K.

We are currently working with one of our major customers to resolve a payment issue. The customer has withheld payments to us and we, in turn, have withheld payments due to the customer and its affiliates under a separate agreement. At June 30, 2004, we believe the net amount due to us to be approximately $1.0 million. We continue to conduct business with the customer and its affiliates.

Analysis of Liquidity

Our liquidity needs increased during 2003, and our annual net interest expense may exceed $30 million in 2004, including the interest payment on our senior subordinated notes of $10.1 million due in October 2004.

We believe, subject to the conditions and contingencies described above and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Commitments and Contingencies,” in our 2003 Form 10-K, that our cash flow from operations and borrowing capacity under our new senior credit facilities, as recently amended as described below, will be adequate to meet our needs for working capital and anticipated capital expenditures. At June 30, 2004, we had $7.5 million outstanding under our revolving credit facility and additional borrowing capacity of $2.6 million. Income tax refunds will be a source of near-term liquidity. In July 2004, we received $4.5 million due on our 2003 tax filing and anticipate receiving $0.5 million for the amended 2002 tax filing.

In June 2004, we announced and implemented an approximately 10% workforce reduction, including a reduction of our internal pharmaceutical sales force by approximately 30%, and refocused our pharmaceutical sales and marketing efforts to the hospital market. We have also announced a restructuring plan that will rationalize our expense base in relation to our revenue. As part of this restructuring plan, we announced that we will close our New Jersey facility in August 2004. We are currently seeking to sub-lease all or a portion of this facility to mitigate our on-going lease and facility costs. In addition, we plan to sell non-revenue-generating assets in order to supplement our cash flow and to facilitate the availability of cash to coincide with anticipated cash needs. Sales of assets above specific thresholds will require the consent of the lenders under our senior credit facilities.

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

For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Impact of Recent Events on 2004 Results” in our 2003 Form 10-K.

Senior Credit Facilities

On April 23, 2004, we refinanced our senior credit facilities with a portion of the proceeds from the M.V.I. and Aquasol Sale and with $140 million of new senior credit facilities with a syndicate of lenders, Silver Point Finance LLC (“Silver Point”) as collateral agent, and Bank of America, N.A., as administrative agent. We entered into an amendment to these credit facilities on August 9, 2004 to, among other things, increase the amount of the term loan by up to $10 million, extend the maturity date of the facilities by one year, increase the interest rate on the loans by an additional 1.5% subject to potential incremental reduction, and adjust certain covenants under the facilities. As amended, our new senior credit facilities consist of a $135 million senior secured term loan facility (of which $125 million was fully drawn at the initial closing in April and the remaining $10 million must be drawn on August 13, 2004) and a $15 million senior secured revolving credit facility. As amended, our new senior credit facilities include a covenant requiring us to maintain combined availability under the revolving credit facility and cash and cash equivalents in the aggregate amount of $5.0 million plus certain other amounts related to payables, bank overdrafts and interest payments on the loans paid in the form of additional notes. The outstanding loans under our new senior credit facilities are payable in full on April 21, 2007. Our new senior credit facilities are secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. As part of this initial borrowing under these new credit facilities, we recorded a $6.2 million loss for the early extinguishment of debt related to the write-off of financing fees related to the previous senior credit facility. Subject to exceptions set forth in the definitive documentation, loans under our new senior credit facilities are also required to be prepaid with a negotiated percentage of:

•	excess cash flow, as defined;

•	non-ordinary course assets sales;

•	net proceeds from the sale of subordinated indebtedness;

•	net proceeds from equity issuances; and

•	extraordinary receipts, as defined.

Optional reductions in revolving credit commitments and optional prepayments of term loans are subject to a prepayment fee equal to 3.5% until August 9, 2005, 2.5% for the subsequent 12 months, and 1.5% for the next 6 months (with no prepayment penalty payable for the remainder of the term). Prior to the August 9, 2004 amendment, outstanding loans under the facilities bear interest at a rate per annum equal to a defined LIBOR rate (with a floor of 2%), plus 6.25%, or a defined reference rate (with a floor of 4%), plus 5.25%, in each case payable monthly in arrears. As a result of, and effective with, the amendment to these credit facilities, the applicable interest rate on outstanding loans was increased by an incremental amount, which is initially 1.5%, subject to incremental reductions based on our financial performance. Subject to availability limitations under the revolving credit facility, until December 31, 2004 we may pay this additional incremental amount of interest by delivery of promissory notes, having the same terms as the notes evidencing the loans under the facilities. An additional 1% per annum unused line fee is payable on unused revolving credit commitments, payable quarterly in arrears. At June 30, 2004, the applicable interest rate on our term loan was 8.25% and on our revolving credit facility was 9.25%.

The proceeds of the initial borrowings under these facilities were used, together with the net cash proceeds from the M.V.I. and Aquasol Sale, to (i) fund payment of termination obligations with respect to our interest rate hedging agreement (discussed below), (ii) refinance our then-existing senior credit facility, (iii) fund the April 2004 interest payment due on our senior subordinated notes due

2010, (iv) provide for ongoing working capital and general corporate needs, and (v) pay for fees, costs and expenses in connection with the new senior credit facilities and other corporate transactions.

Our new senior credit facilities include customary representations and warranties and customary affirmative and negative covenants, including limitations on liens, indebtedness, fundamental transactions, dispositions of assets, changes in the nature of our business, investments, acquisitions, capital and operating leases, capital expenditures, dividends, redemptions or other acquisitions of capital stock, redemptions or prepayments of other debt, transactions with affiliates, issuances of capital stock, modifications of indebtedness, organizational documents and other agreements, and retention of excess cash. The facilities also provide for financial covenants, including a minimum fixed charge ratio, a maximum senior debt to trailing twelve-month EBITDA ratio, and a covenant requiring a certain level of cash or revolver availability. At June 30, 2004, we were in compliance with these covenants. Our new senior credit facilities include a covenant requiring us to file with the SEC by September 30, 2004 our 2003 Form 10-K and other periodic reports then required to be filed under the Securities Exchange Act of 1934. Events of default under the facilities include, among others, nonpayment of principal, interest or fees, violations of covenants, inaccuracy of representations and warranties, a cross-default to our senior subordinated notes due 2010 and other material indebtedness, bankruptcy events, and a change in control.

Subordinated Notes Due 2010

In March 2002, we issued $175 million of senior subordinated unsecured notes due 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. These notes originally had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. Prior to March 28, 2005, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our senior credit facilities require us to repay all of the indebtedness under these facilities before we may repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness. We were in compliance with these covenants at June 30, 2004.

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

On April 20, 2004, we completed a solicitation seeking the consent from holders of our senior subordinated notes to approve a refinancing or replacement of our then existing credit facilities with our new senior credit facilities and certain amendments to, and waivers under, the indenture governing the senior subordinated notes to, among other things:

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

Following the completion of this consent solicitation, we entered into a supplemental indenture to effect these amendments and waivers and made the interest payments that had been due on April 1, 2004, together with default interest.

We made an interest payment on the senior subordinated notes of $9.7 million in April 2004. The April 2004 interest payment was offset by approximately $1.7 million received under our interest rate hedging agreement, described below.

Interest Rate Hedging Agreement

Concurrently with the issuance of our senior subordinated notes, we entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. In 2003, we sold the then outstanding hedging agreement, and replaced it with a similar interest rate hedging agreement. The amounts we received, less the termination payment and the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life.

As a condition to establishing our new senior credit facilities, we terminated the interest rate hedging agreement in April 2004. Our termination obligations under the interest rate hedging agreement were $9.4 million, which was paid upon termination of that agreement.

NASDAQ Listing Status

We received notice on March 30, 2004 from the NASDAQ Stock Market that, due to the delay in filing of our 2003 Form 10-K, we were not in compliance with certain NASDAQ marketplace rules and that our common stock would be subject to delisting at the opening of business on April 8, 2004, unless we requested a hearing pursuant to NASDAQ rules. We requested and participated in a hearing before a NASDAQ listing qualifications panel on April 29, 2004 in which we committed to filing our 2003 Form 10-K on or before June 15, 2004 and to filing amended Quarterly Reports on Form 10-Q for each of the first three quarters of 2003 and its Quarterly Report on Form 10-Q for the period ended March 31, 2004 on or before June 30, 2004. On May 18, 2004, we received notice from the NASDAQ Stock Market that the Company was delinquent in the filing of the Quarterly Report on Form 10-Q for the period ended March 31, 2004.

The 2003 Form 10-K was filed on June 15, 2004. On June 21, 2004, NASDAQ notified us that the listing qualifications panel has determined to continue the listing of the Company’s common stock if we met certain conditions, including providing NASDAQ with additional information, filing the Quarterly Reports on Form 10-Q/A for each of the first three quarters of 2003 and the Quarterly Report on Form 10-Q for the first quarter of 2004 by the June 30, 2004 deadline, and filing on a timely basis all periodic reports for reporting periods ending on or before June 30, 2005. The amended Quarterly Reports on Form 10-Q for 2003 were filed on June 24, 2004, the Quarterly Report on Form 10-Q for the period ended March 31, 2004 was filed on June 25, 2004 and we provided NASDAQ the required additional information on June 30, 2004. As a result, NASDAQ notified us that we were in compliance and would continue to be listed subject to the conditions identified in its June 21, 2004 notification.

Forward-Looking Statements, Risk Factors and “Safe Harbor” Language

This document contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “intend,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this document include statements about future financial and operating results, including the anticipated financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities for existing products, plans and objectives of management and markets for our common stock. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties, including the matters noted above, that could cause actual results to differ materially from those described in the forward-looking statements. These statements are not guarantees of future performance, involve certain risks, uncertainties and assumptions that are difficult to predict, and are based upon assumptions as to future events that may not prove accurate. Therefore, actual outcomes and results may differ materially from what is expressed in the forward-looking statement. In any forward-looking statement in which we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished. Additional risks and uncertainties pertaining to the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	demand by consumers for our products and the products we produce for others;

•	the prices that we can obtain for such products;

•	the level of product and price competition;

•	competitive new product introductions, including generic competition;

•	distributors’ and wholesalers’ ordering patterns;

•	levels of our products in the distribution channels;

•	the outcome and costs of governmental investigations;

•	the outcome and costs of litigation brought by and against us;

•	timely success in product development and regulatory approvals for new products and line extensions;

•	actions by the FDA in connection with submissions related to our products or those of our competitors;

•	other governmental regulations and actions affecting our products or those of our competitors;

•	third-party payer decisions and actions affecting our products or those of our competitors; and

•	developments in patent or other proprietary rights owned by us or others.

Additional factors that may cause the actual results to differ materially are discussed in our recent filings with the SEC, including, but not limited to, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors and Forward Looking Statements” of our 2003 Form 10-K, our Current Reports on Form 8-K, and other periodic filings. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.

We do not undertake any obligation to (and expressly disclaim any obligation to) update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change. If foreign exchange rates were to increase by 10%, our net income would have been lower by $0.1 million in the six months ended June 30, 2004 due to the reduction in reported results from European operations.

We are also exposed to fluctuations in interest rates on borrowings under our senior credit facilities. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, annual interest expense on variable rate debt would increase by approximately $1.5 million.

Item 4. Controls and Procedures.

The Company has carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and interim Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2004. Disclosure controls and procedures are to be designed to ensure that material information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis. As a result of that review, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were not adequate.

Internal control deficiencies were noted by the Special Committee’s investigation. The investigation of the Special Committee is discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Special Committee Investigation” of the Company’s 2003 Form 10-K. The internal control deficiencies related to, among other things, a lack of adequate policies with respect to revenue recognition, and a lack of sufficient control processes and procedures to effectively monitor and manage wholesaler inventory levels, to ensure adequate contract-approval oversight, and to ensure effective and timely communication among sales, marketing, finance and legal staff regarding the terms and conditions of certain transactions, including new product launches. Also, with respect to the sales of pharmaceutical products, the Company’s finance and accounting personnel lacked adequate training on the application of revenue recognition principles and the establishment of product return reserves.

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

In light of the foregoing, the Company has taken the following actions after the end of 2003 to address the deficiencies as described above:

•	During the first quarter of 2004, contracted with a third-party consulting group, FTI Consulting, to provide transitional management services in the area of operations and finance.

•	During the first quarter of 2004, reassigned all financial controllers from operating units into the Finance Department reporting to the Company’s Controller and Chief Accounting Officer who reports directly to the Chief Financial Officer.

•	Commenced a company-wide education effort regarding our Code of Conduct and contract-approval policies, training 420 employees during the second quarter of 2004.

•	Implemented a more rigorous contract-approval process during the second quarter of 2004 wherein all divisions affected by a contract must approve of the final draft prior to execution.

•	Implemented formal revenue recognition protocols and training programs. In addition to a more rigorous examination of revenue recognition under generally accepted accounting principles and applicable Securities and Exchange Commission regulations, these protocols provide that the level of channel inventory and demand trends for products be considered in the analysis of revenue reserves for product sales. Key members of management and finance have been involved in development of these protocols. The Company intends to complete training of other employees during the third quarter of 2004.

•	Initiated process enhancements to the customer credit approval process, which the Company intends to complete during the third quarter of 2004.

•	Initiated improvements to the budgeting and forecasting process, which the Company intends to complete during the third quarter of 2004.

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

In view of the fact that the above described remedial efforts had not been completed by June 30, 2004, financial information presented in this Quarterly Report on Form 10-Q was prepared in the absence of adequate internal controls over financial reporting as of June 30, 2004, therefore, the Company devoted a significant amount of time and resources to the analysis of the financial information and documentation underlying the financial statements contained in this Quarterly Report.

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

In April 2004, in connection with an investigation conducted by the United States Attorneys Office for the Western District of North Carolina (the “U.S. Attorneys Office”), we received five federal grand jury subpoenas for document production and potential testimony related to, among other things, certain transactions regarding our 2002 and 2003 financial information, the terms, conditions of employment and compensation arrangements of certain of our senior management personnel, compensation and incentive arrangements for employees responsible for the sale of our Brethine, Darvocet, calcitriol, azathioprine and Darvon Compound products, quantities of the foregoing products in distribution channels, financial benefits with respect to specified corporate transactions to our senior management and others, certain loans obtained by us, extensions of credit, if any, by us to officers or directors, accounting for sales and returns of our foregoing products, our analysts’ conference calls on financial results, internal and external investigations of pharmaceutical product sales activities, and related matters. We have also been advised that the SEC has initiated an inquiry into at least the same issues investigated by the Special Committee. The U.S. Attorneys Office and the SEC have advised us that we may also receive a subpoena from the SEC. A former officer of the Company, David M. Hurley, has been advised by the U.S. Attorneys Office that he is a target of the investigation.

We and the Special Committee have agreed to cooperate fully with the government investigations, and the Special Committee has agreed to share all results of its investigation with the SEC and the U.S. Attorneys Office. To that end, three meetings of our outside counsel with attorneys for the U.S. Attorneys Office and the SEC have taken place and numerous documents as requested by these government agencies have been voluntarily produced. We and the Special Committee intend to facilitate any interviews of our employees or officers that may be requested by these government agencies.

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

This case is in an early stage of litigation. While Andrx has received FDA approval for its generic omeprazole product, to our knowledge, it is not currently marketing this drug in the U.S. following a judicial finding that Andrx’s omeprazole product infringed certain AstraZeneca patents, which findings have been upheld on appeal. No date has been set for trial. No discovery is currently being sought. We have filed a motion to dismiss the litigation on various grounds and Andrx has objected to our motion. The lawsuit is essentially inactive at this time. As of July 20, 2004, the judge has not decided our motion to dismiss the litigation.

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

In May 2004, the Company ceased making payments under the Athlon Service Agreement, and on June 4, 2004, we sent a notice of termination of the agreement to Athlon. On July 7, 2004, we amended the lawsuit to assert claims of fraud and breaches of contract and implied covenants, seeking to recover compensatory and punitive damages and attorneys’ fees. Athlon has amended its counterclaim to assert fraud claims and to seek punitive damages. The litigation is in its early stages and discovery has commenced.

We intend to prosecute our claims, and defend against the counterclaims made by Athlon in connection with the referenced lawsuit or related litigation, to the full extent permitted by law.

Other Litigation

A lawsuit was filed against us in state court in Arizona in July 2004 asserting breach of contract with respect to certain conference hotel services and seeking approximately $400,000 in damages plus attorneys fees. No answer has yet been filed in this litigation.

On August 6, 2004, the Company was orally advised by a representative of CIMA Labs Inc. that CIMA wished to hold business discussions with the Company concerning a possible return of all or a portion of the $11.5 million termination fee paid by CIMA to the Company in connection with CIMA’s termination in November 2003 of a then-pending merger agreement between CIMA and the Company to enable CIMA to enter into a merger agreement with a third party. A possible recourse to litigation was discussed. The Company intends to vigorously defend any such litigation if instituted.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar Value)
	(a)	(b)	Shares (or units)	of Shares (or units) that
	Total Number	Average Price	Purchased as part of	May Yet Be Purchased
	Shares (or units)	Paid Per Share	Publicly Announced	Under the Plans or
Period	Purchased *	(or unit)	Plans or Programs	Programs
April	—	$—	—	—
May	46,010	5.54	—	—
June	20,958	4.82	—	—

Total	66,968	$5.32	—	—

*	All of these shares were purchased on the open market by the trustee of the Company’s Retirement Savings Plan with amounts provided by the Company as an employer match. These shares are held as assets of the plan.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

A list of the exhibits required to be filed as part of this Quarterly Report on Form 10-Q is set forth in the “Exhibit Index,” which immediately precedes such exhibits, and is incorporated herein by reference.

Reports on Form 8-K:

During the second quarter of 2004, we furnished or filed, as applicable, the following Current Reports on Form 8-K:

•	Dated April 1, 2004, announcing we have signed a commitment letter with Bank of America for a $40 million, 15-month priority revolving credit facility.

•	Dated April 9, 2004, announcing the commencement of a consent solicitation of holders of its 11% Senior Subordinated Notes due 2010.

•	Dated April 12, 2004, announcing the execution of a commitment letter for a $135,000,000, two year credit facility.

•	Dated April 19, 2004, announcing the consent solicitation of holders of the 11% Senior Subordinated Notes due 2010, the extension of the expiration date of the Solicitation and amendments to the terms and conditions.

•	Dated April 21, 2004, announcing pursuant to our previously announced solicitation of consents with respect to our 11% Senior Subordinated Notes due 2010 that we received consents from holders of more than 98% of the Notes to adopt the proposed amendments to the indenture governing the Notes.

•	Dated April 26, 2004, reporting the sale of our M.V.I and Aquasol product business to Mayne Pharma (USA) Inc.

•	Dated April 27, 2004, reporting the completion of several corporate transactions, including the closing on our previously announced two-year, $140 million credit facility and the payment of our $9.6 million, April 1, 2004 interest payment on our 11% senior subordinated notes due 2010.

•	Dated May 7, 2004, reporting the sales agreement for the sale of our M.V.I and Aquasol product business to Mayne Pharma (USA) Inc and unaudited financial statements as of the December 31, 2003 with respect to our M.V.I. and Aquasol product business.

•	Dated May 11, 2004, announcing the departure of William L. Ginna, Jr. as Executive Vice President and Chief Financial Officer and the appointment of Gina Gutzeit as interim Chief Financial Officer.

•	Dated June 16, 2004, announcing the filing of our Annual Report on Form 10-K for the year ended December 31, 2003.

•	Dated June 28, 2004, reporting our financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

aaiPharma Inc.

Date: August 9, 2004	By:	/s/ Fredrick D. Sancilio

Fredrick D. Sancilio, Ph.D.
Executive Chairman of the Board,
Chief Executive Officer

Date: August 9, 2004	By:	/s/ Gina Gutzeit

Gina Gutzeit
Interim Chief Financial Officer

aaiPharma Inc.

Exhibit Index

Exhibit
No.	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

3.2	Amended By-laws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.1	Indenture (which includes the form of 11% senior subordinated note due 2010) dated as of March 28, 2002 between the Company, certain of its subsidiaries as guarantors and Wachovia Bank, National Association (formerly, First Union National Bank), as Trustee (incorporated by reference to Exhibit 4310.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602) filed with the SEC on April 5, 2002)

4.2	First Supplemental Indenture, dated as of April 20, 2004, among the Company, certain of its subsidiaries as guarantor parties thereto and Wachovia Bank, National Association (formerly, First Union National Bank), as Trustee (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

4.3	Security Agreement, dated as of April 23, 2004, made by the Company and certain subsidiaries of the Company as grantors in favor of Wachovia Bank, National Association, in its capacity as collateral agent for the holders of the Company’s 11% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

4.4	Pledge and Security Agreement, dated as of April 23, 2004, made by the Company and certain subsidiaries of the Company as pledgors in favor of Wachovia Bank, National Association, in its capacity as collateral agent for the holders of the Company’s 11% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

10.1	Financing Agreement (the “Financing Agreement”), dated as of April 23, 2004, by and among the Company and certain subsidiaries of the Company as borrowers, the financial institutions from time to time party thereto as lenders, Silver Point Finance, LLC, as collateral agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 27, 2004)

Exhibit
No.	Description
10.2	Security Agreement, dated April 23, 2004, made by the Company and certain subsidiaries of the Company as grantors in favor of Silver Point Finance, LLC, as collateral agent, and the lenders party to the Financing Agreement (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated April 27, 2004)

10.3	Pledge and Security Agreement, dated April 23, 2004, made by the Company and certain subsidiaries of the Company as pledgors in favor of Silver Point Finance, LLC, as collateral agent, and the lenders party to the Financing Agreement (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated April 27, 2004)

10.4	Intercreditor Agreement, dated as of April 23, 2004, among Silver Point Finance, LLC, as senior collateral agent, Wachovia Bank, National Association, as noteholder collateral agent, and the Company (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated April 27, 2004)

31.1	Certification pursuant to Exchange Act Rule 13a – 14(a) of Frederick D. Sancilio

31.2	Certification pursuant to Exchange Act Rule 13a – 14(a) of Gina Gutzeit

32.1	Certification Pursuant to 18 U.S.C. Section 1350