Form 10-Q
period 2004-09-30
AAIPHARMA INC
filed 2004-11-09
CIK 1013243

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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

The number of shares of the registrant's common stock outstanding as of November 1, 2004 was 28,585,582 shares.

The terms "we", "us" or "our" in this Form 10-Q include aaiPharma Inc., its corporate predecessors and its subsidiaries, except where the context may indicate otherwise. Our corporation was incorporated in 1986, although its corporate predecessor was founded in 1979. Our Internet address is www.aaipharma.com. We make available through our Internet website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission.

At September 30, 2004, we owned the following registered and unregistered trademarks referenced herein: Darvocet(R), Darvon(R), Darvon-N(R), Darvocet-N(R), Darvocet A500(TM), Brethine(R), ProSorb-D(TM), Lynxorb(TM), Oramorph(R) SR, Roxicodone(R), AzaSan(R), aaiPharma(R) and AAI(R). AzaSan(R) is a registered trademark owned by us and licensed to Salix Pharmaceuticals. Unless the context otherwise requires, references in this document to Darvon are to Darvon(R) and Darvon-N(R), collectively, and references to Darvocet are to Darvocet-N(R) and Darvocet A500(TM), collectively. We also reference trademarks owned by other companies. M.V.I.(R), M.V.I.-12(R), M.V.I. Pediatric(R), M.V.I. Adult(TM), Aquasol(R), Aquasol A(R) and Aquasol E(R) are registered and unregistered trademarks owned by Mayne Pharma (USA) Inc. Prilosec(R) is a registered trademark owned by AstraZeneca. Unless the context otherwise requires, references to M.V.I. are to M.V.I.-12(R), M.V.I. Pediatric(R) and M.V.I. Adult(TM), collectively, and references to Aquasol are to Aquasol A(R) and Aquasol E(R), collectively. Duraclon(R) is a registered trademark owned by Fujisawa Healthcare, Inc. and licensed to us. All references in this document to any of these terms lacking the "(R)" or "(TM)" symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

                                 AAIPHARMA INC.
                                Table of Contents

                                                                                                    Page No.
                                                                                                    --------
PART I.        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (unaudited)
         Consolidated Statements of Operations
         Consolidated Balance Sheets
         Consolidated Statements of Cash Flows
         Consolidated Statements of Comprehensive Loss
         Notes to Consolidated Financial Statements
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4.  CONTROLS AND PROCEDURES

PART II.       OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 6.  EXHIBITS
SIGNATURES
EXHIBIT INDEX

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                                 AAIPHARMA INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                     Three Months Ended             Nine Months Ended
                                                                         September 30,                September 30,
                                                                  ------------------------      ------------------------
                                                                     2004           2003           2004           2003
                                                                  ---------      ---------      ---------      ---------
Net revenues:
   Product sales                                                  $  15,684      $  13,664      $  61,898      $  78,428
   Product development (royalties and fees)                           4,481          3,524         14,522         11,231
   Development services                                              23,054         22,512         72,529         65,124
                                                                  ---------      ---------      ---------      ---------
                                                                     43,219         39,700        148,949        154,783
                                                                  ---------      ---------      ---------      ---------
Operating costs and expenses:
   Direct costs (excluding depreciation and royalty expense):
      Product sales (includes product rights amortization
        of $3,972, $2,969, $11,916 and $8,906)                       10,404         10,955         35,494         37,817
      Development services                                           12,749         12,614         42,248         37,390
                                                                  ---------      ---------      ---------      ---------
         Total direct costs                                          23,153         23,569         77,742         75,207
   Selling expenses                                                   6,021          9,071         30,122         25,006
   General and administrative expenses                                9,479          9,793         35,319         31,112
   Research and development                                           3,134          5,367         13,847         15,441
   Depreciation                                                       2,367          1,912          6,404          5,747
   Professional fees - internal inquiry                                 769              -          9,072              -
   M.V.I. contingent payment/(gain on sale)                          (1,567)             -         (8,112)             -
   Restructuring charges                                             13,719              -         17,119              -
   Royalty expense                                                      357            325          1,366            452
   Intangible asset impairment                                        5,250              -          5,250              -
                                                                  ---------      ---------      ---------      ---------
Total operating costs and expenses                                   62,682         50,037        188,129        152,965
                                                                  ---------      ---------      ---------      ---------

(Loss) income from operations                                       (19,463)       (10,337)       (39,180)         1,818

Other income (expense):
   Interest, net                                                     (9,469)        (5,140)       (23,866)       (15,621)
   Loss from extinguishment from debt                                     -              -         (6,229)             -
   Other                                                               (275)          (122)        (2,111)            21
                                                                  ---------      ---------      ---------      ---------
                                                                     (9,744)        (5,262)       (32,206)       (15,600)
                                                                  ---------      ---------      ---------      ---------

Loss before income taxes                                            (29,207)       (15,599)       (71,386)       (13,782)
Provision for (benefit from) income taxes                             4,583         (6,207)         4,758         (5,414)
                                                                  ---------      ---------      ---------      ---------

Net loss                                                          $ (33,790)     $  (9,392)     $ (76,144)     $  (8,368)
                                                                  =========      =========      =========      =========

Basic loss per share:                                             $   (1.18)     $   (0.34)     $   (2.67)     $   (0.30)
                                                                  =========      =========      =========      =========
Weighted average shares outstanding                                  28,586         27,810         28,558         27,664
                                                                  =========      =========      =========      =========

Diluted loss per share:                                           $   (1.18)     $   (0.34)     $   (2.67)     $   (0.30)
                                                                  =========      =========      =========      =========
Weighted average shares outstanding                                  28,586         27,810         28,558         27,664
                                                                  =========      =========      =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      September 30,   December 31,
                                                          2004           2003
                                                      -------------   ------------
                                                      (Unaudited)
     ASSETS
Current assets:
   Cash and cash equivalents                           $   7,143      $   8,785
   Accounts receivable, net                                6,799         32,614
   Work-in-progress                                       11,279         12,503
   Inventories, net                                       13,509         14,693
   Deferred tax assets                                    10,456         19,184
   Prepaid and other current assets                       10,335         10,398
                                                       ---------      ---------
      Total current assets                                59,521         98,177
Property and equipment, net                               56,126         57,236
Goodwill, net                                             13,154         13,361
Intangible assets, net                                   282,843        351,315
Other assets                                              14,225         14,508
                                                       ---------      ---------
      Total assets                                     $ 425,869      $ 534,597
                                                       =========      =========

    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt                $       -      $   4,000
   Accounts payable                                       21,515         21,879
   Customer advances                                      13,775         17,630
   Accrued wages and benefits                              6,840          5,320
   Interest payable                                       10,271          5,511
   Deferred product revenue                               10,632         45,664
   Other accrued liabilities                              37,524         11,133
                                                       ---------      ---------
      Total current liabilities                          100,557        111,137
Long-term debt, less current portion                     323,700        338,844
Deferred tax liability                                         -          2,246
Other liabilities                                             18          7,647
Stockholders' equity:
   Common stock                                               29             28
   Paid-in capital                                        91,622         88,049
   Accumulated deficit                                   (92,451)       (16,307)
   Accumulated other comprehensive income                  2,533          3,197
   Deferred compensation                                    (139)          (244)
                                                       ---------      ---------
      Total stockholders' equity                           1,594         74,723
                                                       ---------      ---------
      Total liabilities and stockholders' equity       $ 425,869      $ 534,597
                                                       =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                     Nine Months Ended
                                                                        September 30,
                                                                  ------------------------
                                                                     2004           2003
                                                                  ---------      ---------
Cash flows from operating activities:
  Net loss                                                        $ (76,144)     $  (8,368)
  Adjustments to reconcile net loss to
       net cash (used in) provided by operating activities:
    Depreciation and amortization                                    18,320         14,653
    Intangible asset impairment, net of tax                           5,250              -
    Write-off of deferred financing and other costs                   6,229              -
    Gain from asset sale                                            (39,113)             -
    Other                                                               237            138
    Changes in operating assets and liabilities:
      Accounts receivable, net                                       25,731         (1,570)
      Work-in-progress                                                1,083         (4,520)
      Inventories                                                    (1,824)           (90)
      Deferred tax assets                                             8,728              -
      Prepaid and other assets                                       (5,889)           273
      Accounts payable                                                 (318)        (1,420)
      Customer advances                                              (3,768)         4,158
      Interest payable                                                4,760          4,566
      Deferred product revenue                                      (35,032)        45,198
     Accrued wages and benefits and other accrued liabilities        26,067         (9,080)
                                                                  ---------      ---------
Net cash (used in) provided by operating activities                 (65,683)        43,938
                                                                  ---------      ---------

Cash flows from investing activities:
  Purchases of property and equipment                                (5,475)        (9,867)
  Proceeds from sales of property and equipment                          97            508
  Product line disposals (acquisitions)                              92,944         (6,050)
  Other                                                                (199)          (334)
                                                                  ---------      ---------
Net cash provided by (used in) investing activities                  87,367        (15,743)
                                                                  ---------      ---------

Cash flows from financing activities:
  Proceeds from long-term borrowings                                147,500              -
  Payments on long-term borrowings                                 (164,000)       (29,500)
  (Payments on) proceeds from interest rate swaps, net              (10,203)         2,191
  Proceeds from stock option exercises                                3,678          2,819
  Other                                                                (292)           805
                                                                  ---------      ---------
Net cash used in financing activities                               (23,317)       (23,685)
                                                                  ---------      ---------

Net (decrease) increase in cash and cash equivalents                 (1,633)         4,510
Effect of exchange rate changes on cash                                  (9)            68
Cash and cash equivalents, beginning of period                        8,785          6,532
                                                                  ---------      ---------
Cash and cash equivalents, end of period                          $   7,143      $  11,110
                                                                  =========      =========
Supplemental information, cash paid for:
  Interest                                                        $  17,868      $  13,520
                                                                  =========      =========
  Income taxes                                                    $   5,923      $   6,152
                                                                  =========      =========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,              September 30,
                                                 ----------------------      ----------------------
                                                   2004           2003         2004           2003
                                                 --------      --------      --------      --------
Net loss                                         $(33,790)     $ (9,392)     $(76,144)     $ (8,368)
Currency translation adjustments, net of tax          384           (42)         (664)        1,981
                                                 --------      --------      --------      --------
Comprehensive loss                               $(33,406)     $ (9,434)     $(76,808)     $ (6,387)
                                                 ========      ========      ========      ========

   The accompanying notes are an integral part of these financial statements.

                                 AAIPHARMA INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.    BASIS OF PRESENTATION AND OTHER MATTERS

aaiPharma Inc. ("aaiPharma" or the "Company") is a science-based pharmaceutical company focused on acquiring, improving and marketing well-known, branded medicines in pain management and critical care. The Company also offers comprehensive drug development services to the pharmaceutical, biotechnology, generic and device industries through its development services division. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (the "SEC") regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated financial information as of December 31, 2003 has been derived from audited financial statements; certain amounts from the three and nine months ended September 30, 2003 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, which were included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K"). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. Under APB 25, if the exercise price of the Company's stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation cost for the Company's plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation", the Company's net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:

                                                              Three Months Ended           Nine Months Ended
                                                                September 30,                September 30,
                                                           ------------------------    ------------------------
                                                               2004         2003          2004           2003
                                                           ----------    ----------    ----------    ----------
                                                                  (In thousands, except per share data)
Net loss, as reported                                       $ (33,790)    $  (9,392)    $ (76,144)    $  (8,368)
Add back deferred compensation amortization, net of tax            21            21            62            62
Less pro forma stock-based compensation cost, net of tax        1,060         1,982         4,635         5,672
Pro forma net loss                                            (34,829)      (11,353)      (80,717)      (13,978)

Loss per share:
   As reported -
      Basic                                                ($    1.18)   ($    0.34)   ($    2.67)   ($    0.30)
      Diluted                                              ($    1.18)   ($    0.34)   ($    2.67)   ($    0.30)
   Pro forma -
      Basic                                                ($    1.22)   ($    0.41)   ($    2.83)   ($    0.51)
      Diluted                                              ($    1.22)   ($    0.41)   ($    2.83)   ($    0.51)

2.    RECENT DEVELOPMENTS

MANAGEMENT CHANGES AND REDUCTION IN FORCE

On September 27, 2004, the Company's board of directors named Ludo Reynders, Ph.D. as President and Chief Executive Officer and elected James G. Martin, Ph.D., a non-employee member of the board of directors, to serve as non-executive chairman of the board of directors. At that time, Frederick D. Sancilio ceased to serve as Chairman, President, Chief Executive Officer and Chief Scientific Officer, but continues to serve as a director of the Company. On September 3, 2004, the Company announced that Vijay Aggarwal stepped down from his position as President of AAI Development Services to accept the position of Chief Executive Officer of another pharmaceutical company and that Steve Cottrell, Executive Vice President of AAI Development Services' Sales, Marketing and Project Management, had been assigned to the position of Interim President of AAI Development Services. Mr. Cottrell left aaiPharma on October 15, 2004 to join a company providing training services to the pharmaceutical industry. Dr. Ludo J. Reynders, President and Chief Executive Officer of aaiPharma, was hospitalized with suspected pneumonia on November 7, 2004. During Dr. Reynders' incapacity, Mr. Timothy R. Wright has been appointed to the position of interim President and Chief Executive Officer.

In September 2004, the Company reduced the size of its workforce by approximately 4%. The Company has estimated that the severance costs associated with this reduction in workforce will be approximately $1.5 million. This amount does not include separation payments to Dr. Sancilio of approximately $1.9 million. The Company also incurred additional restructuring charges of approximately $10.3 million in the quarter ended September 30, 2004 in connection with the closure of several leased facilities and the subleasing of leased aircraft. This additional restructuring is consistent with the Company's previously disclosed intentions to rationalize its expense base in relation to its revenue. Payments under these severance and separation arrangements and leases extend through 2006 and 2012, respectively.

The Company was late in filing its 2003 Form 10-K, which was filed on June 15, 2004. On June 21, 2004, NASDAQ notified the Company that the listing qualifications panel had determined to continue the listing of the Company's common stock if the Company met certain conditions, including providing NASDAQ with additional information, filing the Quarterly Reports on Form 10-Q/A for each of the first three quarters of 2003 and the Quarterly Report on Form 10-Q for the first quarter of 2004 by the June 30, 2004 deadline, and filing on a timely basis all periodic reports for reporting periods ending on or before June 30, 2005. The amended Quarterly Reports on Form 10-Q for 2003 were filed on June 24, 2004, the Quarterly Report on Form 10-Q for the period ended March 31, 2004 was filed on June 25, 2004 and the Company provided NASDAQ the required additional information on June 30, 2004. As a result, NASDAQ notified the Company that it was in compliance and its common stock would continue to be listed subject to the conditions identified in its June 21, 2004 notification. On July 9, 2004, the Company's ticker symbol reverted to "AAII".

SENIOR CREDIT AGREEMENT AMENDMENTS AND INDENTURE CONSENT SOLICITATION

On August 9, 2004 and August 13, 2004, the Company entered into amendments to its senior secured credit facilities to, among other things, increase the amount of the term loans by up to $10 million, extend the maturity date of the facilities by one year to April 21, 2007, increase the interest rate on the loans by an additional 1.5% subject to potential incremental reduction based on the Company's financial performance, adjust certain covenants under the facilities and waive certain defaults and events of default. Under the amended credit facility, the Company borrowed an additional $10 million in term loans on August 13, 2004. The amendment adjusted both the percentages of proceeds of certain transactions that are required to be applied to prepay the loans and the fees to be paid upon optional reductions of the credit facility. As amended, optional reductions in revolving credit commitments and optional prepayments of term loans, as well as mandatory reductions in revolving credit commitments and mandatory prepayments of term loans from the net cash proceeds of asset sales, subject to defined exceptions, are subject to a prepayment fee equal to 3.5% until August 9, 2005, 2.5% for the subsequent 12 months, and 1.5% for the next 6 months (with no prepayment penalty payable for the remainder of the term). The August amendments also require the Company to retain FTI Consulting, Inc. during the term of the senior credit facilities unless certain available cash and annualized cost reduction thresholds are satisfied, at which time the retention of FTI could be terminated.

On October 1, 2004, the Company failed to make the interest payment then due on its senior subordinated notes. The failure to make the October 1, 2004 interest payment constituted a default under the notes, subject to a 30-day cure period. On October 29, 2004, the Company made the interest payment, curing the default under the notes.

On October 29, 2004, the Company completed a solicitation seeking the consent from the holders of its senior subordinated notes to certain amendments to, and waivers under, the indenture (the "Indenture") governing the senior subordinated notes to, among other things:

- -     permit the Company to incur up to $30 million of additional indebtedness under credit facilities;

- -     permit the Company to incur additional senior debt in order to maintain
      $40 million (subject to an increase up to $50 million in order to allow the Company to make interest payments on the senior subordinated notes) in senior debt under credit facilities in the event the Company is required to pay down senior debt with the proceeds of asset sales;

- -     require that debt permitted to be incurred under a fixed charge coverage ratio test set forth in the Indenture must rank on parity with or be subordinated in right of payment to the senior subordinated notes and any liens granted to secure any such parity debt shall rank pari passu with the liens securing the senior subordinated notes;

- -     require proceeds of asset sales to be used to reduce senior debt under credit facilities to $40 million;

- -     provide that the liens on assets that secure obligations under the senior subordinated notes will continue if all senior debt is repaid, but will resume as junior liens if the Company thereafter incurs any new senior debt;

- -     prohibit the payment in cash in excess of an aggregate of $5 million to settle pending litigation, excluding payments funded or reimbursed under insurance policies, until the Company makes the interest payments due on the senior subordinated notes on April 1, 2005 and October 1, 2005;

- -     prohibit the payment of dividends on the Company's common stock and other restricted payments (as defined in the Indenture) until the interest payments due on the senior subordinated notes on April 1, 2005 and October 1, 2005 are paid; and

- -     temporarily increase the interest rate on the senior subordinated notes by
      0.5% per annum (to 12% per annum), beginning on October 1, 2004 and ending on March 31, 2005.

The completion of the consent solicitation satisfied a condition of an amendment to the Company's senior credit facilities (described below) that made available a supplemental term loan under the senior credit facilities that was used on October 29, 2004 to make the October 1, 2004 interest payment on the senior subordinated notes, together with default interest thereon. This payment cured the existing default under the senior subordinated notes.

Effective as of October 8, 2004, the Company amended its senior secured credit facility to, among other things, adjust financial covenants. The senior secured lenders also waived compliance with certain financial covenants in the senior secured credit facility for the quarter ended September 30, 2004 and the quarter ending December 31, 2004 provided that the Company meets minimum consolidated EBITDA thresholds (as defined in the senior secured credit facility). The amendment also added a minimum gross revenue requirement of $40 million for the quarter ending December 31, 2004 and consented to certain asset disposition transactions and receipt of a deferred purchase price payment pursuant to which the Company would receive approximately $4.2 million in the aggregate. The amendment also waived any requirement to prepay the senior secured loans with the net proceeds of these transactions.

On October 22, 2004, the Company entered into another amendment to its senior secured credit facilities that increased the existing term loan facility under the senior secured credit facility by $30 million (the "Supplemental Term Loan"), subject to certain specified conditions which were satisfied on October 29, 2004. The Supplemental Term Loan was made available in up to three draws to be made on or prior to January 15, 2005, and the Company borrowed $20 million of such term loans on October 29, 2004. Following effectiveness of the amendment, the senior secured credit facility consisted of a term loan of up to $165 million and a revolving credit facility of up to $15 million.

The amendment also modified the interest rate on the entire senior secured credit facility, including the Supplemental Term Loan, to equal a defined LIBOR rate (with a floor of 2%) plus 8.25% per annum or a defined reference rate (with a floor of 4%) plus 7.25% per annum. The amendment also provided for a commitment fee equal to 0.75% per annum on any undrawn portion of the Supplemental Term Loan, payable monthly in arrears. At October 29, the Company's applicable LIBOR-based interest rate under the amended credit facilities was 10.25%.

The proceeds of the loans under the Supplemental Term Loan were and may be used
(i) to fund payment of the October 1, 2004 interest payment due on the senior subordinated notes, (ii) to pay for fees, costs and expenses in connection with the amendment and the October 2004 consent solicitation for the senior subordinated notes, and (iii) for working capital and other general corporate purposes.

The amendment added a covenant requiring the Company to retain Rothschild Inc. or another financial advisor to assist with its exploration of the potential sale of some or all of the assets comprising the Company's Pharmaceuticals Division, but eliminated a minimum gross revenue covenant for the quarter ending December 31, 2004. Compliance with the fixed charge coverage ratio and the leverage ratio financial covenants was also waived through the first quarter of 2005 so long as defined minimum EBITDA thresholds are satisfied. In addition, the amendment retained a covenant requiring certain levels of cash or revolver availability and increased the level of cash or revolver availability required for the period from March 31, 2005 through May 15, 2005 to $15.0 million.

The amendment also added an event of default if the Company fails to pursue in good faith the exploration of the potential sale of some or all of the assets comprising its Pharmaceutical Division or other non-core assets.

The Company has engaged Rothschild Inc. to assist it in evaluating potential asset divestitures. The Company is exploring the potential sale of some or all of the assets comprising the Pharmaceuticals Division, as well as other assets that are no longer strategic to its long-term business plan. These asset sales, above a minimum threshold, would require the consent of the senior secured lenders.

GOVERNMENTAL INVESTIGATIONS AND LITIGATION

Beginning in April 2004, the Company received subpoenas for document production and potential testimony issued by a grand jury of the United States District Court for the Western District of North Carolina related primarily to 2002 and 2003 financial information, the terms, conditions of employment and compensation arrangements of certain of the Company's senior management personnel, compensation and incentive arrangements for employees responsible for the sale of its Brethine, Darvocet, Calcitriol, Azasan and Darvon Compound products, quantities of the foregoing products in distribution channels, financial benefits with respect to specified corporate transactions to the Company's senior management and others, certain loans obtained by the Company, extensions of credit, if any, by the Company to its officers or directors, accounting for sales and returns of the foregoing products, analysts' conference calls on financial results, internal and external investigations of pharmaceutical product sales activities, and related matters. The Company has also received a subpoena from the SEC covering similar matters. In addition, the Company and certain of its current and former officers and directors have been named as defendants in purported stockholder class action lawsuits alleging violations of federal securities laws and a stockholder derivative action, not yet served on the Company, alleging violations of state law fiduciary responsibilities. The Company is also a party to other litigation described in Part II, Item 1. "Legal Proceedings" of this Quarterly Report on Form 10-Q. The Company has incurred, and likely will continue to incur in the future, significant professional fees in connection with these matters and other pending litigation. Professional fees on a number of the matters described in this Form 10-Q, including these litigation matters and governmental investigations, may extend for several years.

3. M.V.I. AND AQUASOL PRODUCT LINE SALE AND CONTINGENT PAYMENT

On April 26, 2004, the Company sold its M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to adjustments based on inventory levels at closing and other post-closing obligations (the "M.V.I. and Aquasol Sale"). A portion of the closing payment is held in escrow to satisfy post-closing obligations under the agreement. The M.V.I. and Aquasol Sale resulted in a preliminary gain of $37.5 million that the Company recorded in the second quarter of 2004. The gain on the sale was based on the net cash received from the sale less the book value of the intangible assets, inventories and other items related to the product lines sold. In September 2004, the Company received a cash distribution of $1.6 million related to a reduction in its post-closing obligations under the purchase agreement, which was recorded as an additional gain in the third quarter of 2004. The Company expects to receive a final distribution of $0.2 million in the fourth quarter of 2004.

The Company's M.V.I. and Aquasol product line acquisition agreement with AstraZeneca AB, as amended, provided for a future contingent payment of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulations by the U.S. Food and Drug Administration. The amount of the $43.5 million contingent payment was to be reduced by $1 million per month if the conditions for the contingent payment had not occurred by December 31, 2002. The amount of the contingent payment had decreased by $12.0 million by December 31, 2003. Such conditions were satisfied in January and February 2004, fixing the previously contingent liability under the amendment at $31.5 million. The Company recorded this expense in the first quarter of 2004. As a result of an amendment to the original acquisition agreement, the Company was precluded from recognizing this obligation (the "M.V.I. Contingent Payment") as additional purchase price for the M.V.I. and Aquasol product lines under Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and No. 141, "Business Combinations"; therefore, this adjustment was expensed in the first quarter of 2004. As discussed above, the Company sold its M.V.I. and Aquasol product lines on April 26, 2004. Because the $31.5 million contingent payment was not included in the basis of the assets sold, the gain from the sale transaction in the second quarter of 2004 offsets the expense discussed in this Note in determining the net loss for the nine months ended September 30, 2004. Concurrently with the closing of the M.V.I. and Aquasol Sale on April 26, 2004, the Company paid to AstraZeneca AB the M.V.I. Contingent Payment, which was discounted to approximately $31.0 million as a result of the early payment.

4. INCOME TAXES

The Company recorded a net tax expense of approximately $4.6 million in the third quarter of 2004. The Company recorded a tax benefit of approximately $12 million in the nine months ended September 30, 2004, primarily as a result of current period net operating losses, offset by a valuation allowance for the entire amount because it is more likely than not that the deferred tax asset resulting from this benefit will not be realized. Included in this tax expense is an additional valuation allowance of $4.4 million for previously unreserved deferred tax assets for which it is now more likely than not that the benefit will not be realized. The need for this additional valuation allowance resulted from changes in the projected recoverability of these deferred tax assets.

5. EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are based on the weighted average number of common shares outstanding during the year. Diluted earnings (loss) per share are computed assuming that the weighted average number of common shares was increased by the conversion of stock options issued to employees and members of the Company's Board of Directors. The diluted per share amounts reflect a change in the number of shares outstanding (the "denominator") to include the options as if they were converted to shares and issued, unless their inclusion would be anti-dilutive. During the nine months ended September 30, 2004, approximately 360,000 options were exercised for aggregate proceeds to the Company of $3.6 million. In the three and nine months ended September 30, 2004, 5.1 million and
4.0 million options, respectively, were excluded as they were anti-dilutive. In the three and nine months ended September 30, 2003, 2.2 million and 1.7 million options, respectively, were excluded as they were anti-dilutive. In each period presented, the net income (loss) (the "numerator") is the same for both basic and diluted per share computations.

The following table provides a reconciliation of the denominator for the basic and diluted earning per share computations (in thousands):

                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                September 30,
                                                                        -------------------          --------------------
                                                                         2004          2003           2004          2003
                                                                        ------        ------         ------        ------
Basic earnings per share:
  Weighted average number of shares                                     28,586        27,810         28,558        27,664

Effect of dilutive securities:
  Stock options                                                              -             -              -             -
                                                                        ------        ------         ------        ------

Diluted earnings per share:
   Adjusted weighted average number of shares
      and assumed conversions                                           28,586        27,810         28,558        27,664
                                                                        ======        ======         ======        ======

6. FINANCIAL INFORMATION BY BUSINESS SEGMENT AND GEOGRAPHIC AREA

The Company operates in three business segments consisting of a product sales business, primarily comprised of the pharmaceuticals division, a product development business, primarily the research and development business unit, and a development services business, primarily the AAI Development Services business unit. The product sales business is engaged in the marketing and sale of the Company's pharmaceutical product lines. In the product development segment, the Company internally develops drugs and technologies for future sales by the product sales business or with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The core services provided by the development services business on a fee-for-service basis to pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials. The majority of the Company's non-U.S. operations are located in Germany.

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

                                                     Three Months Ended                     Nine Months Ended
                                                       September 30,                           September 30,
                                                  ---------------------------        ----------------------------
                                                     2004             2003              2004              2003
                                                  ----------       ----------        ----------        ----------
NET REVENUES:
Product sales                                     $   15,684       $   13,664        $   61,898        $   78,428
Product development                                    4,481            3,524            14,522            11,231
Development services                                  23,054           22,512            72,529            65,124
                                                  ----------       ----------        ----------        ----------
                                                  $   43,219       $   39,700        $  148,949        $  154,783
                                                  ==========       ==========        ==========        ==========

United States                                     $   37,462       $   34,783        $  130,965        $  140,453
Germany                                                5,738            5,007            18,220            15,550
Other                                                    191              458             1,095             1,066
Less intercompany                                       (172)            (548)           (1,331)           (2,286)
                                                  ----------       ----------        ----------        ----------
                                                  $   43,219       $   39,700        $  148,949        $  154,783
                                                  ==========       ==========        ==========        ==========

(LOSS) INCOME FROM OPERATIONS:
Product sales                                     $   (4,926)      $   (5,244)       $   (4,932)       $   19,448
Product development                                    4,481            3,524            14,522            11,231
Development services                                  (5,004)           1,718            (4,168)            2,351
                                                  ----------       ----------        ----------        ----------
                                                      (5,449)              (2)            5,422            33,030

Research and development                              (3,748)          (5,464)          (14,663)          (15,748)
Corporate                                            (10,266)          (4,871)          (29,939)          (15,464)
                                                  ----------       ----------        ----------        ----------
                                                  $  (19,463)      $  (10,337)       $  (39,180)       $    1,818
                                                  ==========       ==========        ==========        ==========

United States                                     $  (19,800)      $  (10,766)       $  (40,949)       $      502
Germany                                                  493              376             1,852             1,396
Other                                                   (156)              53               (83)              (80)
                                                  ----------       ----------        ----------        ----------
                                                  $  (19,463)      $  (10,337)       $  (39,180)       $    1,818
                                                  ==========       ==========        ==========        ==========

DEPRECIATION AND AMORTIZATION:
Product sales                                     $    4,240       $    3,093        $   12,629        $    9,199
Development services                                   1,322            1,187             3,703             3,579
Product development                                      145               98               347               307
Corporate                                                632              503             1,641             1,568
                                                  ----------       ----------        ----------        ----------
                                                  $    6,339       $    4,881        $   18,320        $   14,653
                                                  ==========       ==========        ==========        ==========

                                                                                    September 30,     December 31,
                                                                                    -------------     ------------
                                                                                       2004              2003
                                                                                     ----------        ----------
TOTAL ASSETS:
Product sales                                                                        $  315,503        $  424,452
Product development                                                                      12,750            13,062
Development services                                                                     58,936            55,791
Corporate                                                                                38,680            41,292
                                                                                     ----------        ----------
                                                                                     $  425,869        $  534,597
                                                                                     ==========        ==========

United States                                                                        $  396,531        $  504,574
Germany                                                                                  27,553            28,243
Other                                                                                     1,785             1,780
                                                                                     ----------        ----------
                                                                                     $  425,869        $  534,597
                                                                                     ==========        ==========

GOODWILL, NET:
Development services                                                                 $   13,154        $   13,361
                                                                                     ==========        ==========

7. TRANSACTIONS WITH RELATED PARTIES

The Company had revenue, accounts receivable and work-in-progress with Aesgen, Inc. ("Aesgen") and Endeavor Pharmaceuticals, Inc. ("Endeavor"). Both Endeavor and Aesgen were organized by aaiPharma Inc., its principal shareholders and others. Aesgen was a related party until the third quarter of 2004, when MGI

Pharma, Inc. acquired all the outstanding equity of Aesgen, including the equity owned by the Company, for cash. This resulted in a $0.5 million gain to the Company and is recorded as other income on the income statement. Endeavor was a related party until the fourth quarter of 2003, when Endeavor filed articles of dissolution and made a liquidating distribution to its stockholders, including the Company. No revenues were recognized from Aesgen for the three and nine months ended September 30, 2004 and 2003, respectively. At September 30, 2004, the Company had no accounts receivable or work-in-progress related to Aesgen. Services performed by the Company for Aesgen were covered by a Subscription Agreement, whereby the Company had agreed to receive Aesgen preferred stock in lieu of cash for the services performed. In February 2002, the Company acquired a calcitriol product from Aesgen, under an agreement which included potential royalty payments. The Company launched its calcitriol product in March 2003; however, no revenues or royalty expenses were recorded for this product during the first quarter of 2003. Calcitriol is shipped to wholesalers and revenues are recorded under the consignment model; therefore no revenue or expenses were recognized until the product is shipped by those wholesalers. The Company expensed royalties of $0.1 million and $0.3 million under that agreement in the three and nine months ended September 30, 2004 and expensed $0.2 million and $0.3 million in the three and nine months ended September 30, 2003. Revenues recognized from Endeavor totaled $0.1 million and $0.7 million for the three and nine months ended September 30, 2003. Certain services performed by the Company for Endeavor were covered by a Securities Payment Agreement between the Company and Endeavor, whereby the Company would receive Endeavor preferred stock in lieu of cash for services performed.

8. ACCOUNTS RECEIVABLE, NET

The following table presents the components of accounts receivable (in thousands):

                                                                             September 30,        December 31,
                                                                                 2004                 2003
                                                                             -------------        ------------
Gross accounts receivable                                                      $ 33,359            $  85,726
Allowance for uncollectible accounts                                             (2,055)              (1,130)
Allowance for customer credits                                                  (24,505)             (51,982)
                                                                               --------            ---------
Total accounts receivable, net                                                 $  6,799            $  32,614
                                                                               ========            =========

Accounts receivable are presented net of an allowance for uncollectible accounts and net of an allowance for customer credits, including discounts, rebates, chargebacks, product returns and other allowances. The decrease in the allowance for customer credits is due to decreases in product returns reserves primarily related to decreases in wholesaler inventory levels and chargeback reserves related to the M.V.I. and Aquasol product lines, which were sold in April 2004.

9. INVENTORIES, NET

The following table presents the components of inventories (in thousands):

                                                         September 30,         December 31,
                                                            2004                  2003
                                                         -------------         ------------
Finished goods                                            $ 13,160              $ 18,579
Work-in-process                                              1,672                 1,865
Raw materials and supplies                                   6,339                 5,007
Inventory reserves                                          (7,662)              (10,758)
                                                          --------              --------
     Inventories, net                                     $ 13,509              $ 14,693
                                                          ========              ========

The decrease in inventory reserves is primarily related to reserves for certain consignment inventories, which have subsequently been disposed of, and reserves for the M.V.I. and Aquasol product lines, which were sold in April 2004.

10. DEBT

The following table presents the components of current maturities of long-term debt (in thousands):

                                                                                    September 30,          December 31,
                                                                                        2004                   2003
                                                                                    -------------          ------------
Current maturities of long-term debt                                                   $     -              $    4,000
                                                                                       =======              ==========

The following table presents the components of long-term debt (in thousands):

                                                                                        September 30,          December 31,
                                                                                             2004                  2003
                                                                                        -------------          ------------
Term loan                                                                                $  135,000             $  156,000
Revolving credit facility                                                                    12,500                  8,000
11.5% senior subordinated notes due 2010, net of original issue discount                    174,213                174,106
Interest rate swap monetization deferred income, net                                          1,987                 12,189
Fair value of interest rate swap                                                                  -                 (7,451)
Less current maturities of long-term debt                                                         -                 (4,000)
                                                                                         ----------             ----------
     Total long-term debt due after one year                                             $  323,700             $  338,844
                                                                                         ==========             ==========

In March 2002, the Company issued $175 million of senior subordinated notes due April 1, 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. These notes initially had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all existing domestic subsidiaries and all future domestic subsidiaries that are owned 80% or more by the Company. When issued, the notes were not secured. Prior to the third anniversary of the date of issuance of the notes, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. On or after the fourth anniversary of the date of issuance of the notes, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%.

Concurrently with the issuance of the senior subordinated notes, the Company entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. In 2003, the Company sold the then outstanding interest rate hedging agreement and replaced it with a similar interest rate hedging agreement. In April 2004, the Company paid $9.4 million to terminate the interest rate hedging agreement. The amounts received, less the termination payment and the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life.

On March 31, 2004, the lenders under the Company's then-existing credit agreement, which was then in default, exercised their right to block the Company from making the interest payment due on April 1, 2004 to holders of the Company's senior subordinated notes. Accordingly, aaiPharma did not make that interest payment on April 1, 2004. In addition, the Company's failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2003 constituted a default under the indenture governing the senior subordinated notes.

On April 20, 2004, aaiPharma completed a solicitation seeking the consent from holders of the Company's senior subordinated notes to approve a refinancing or replacement of the Company's then-existing credit facilities with the Company's senior credit facilities (described below) and certain amendments to, and waivers under, the indenture governing the senior subordinated notes to, among other things:

- -      grant a lien to secure the Company's obligations under the senior subordinated notes, which lien is junior to the liens securing the Company's new senior credit facilities but covers the same collateral;

- -      increase the interest rate of the senior subordinated notes from 11% per annum to 11.5% per annum effective April 1, 2004;

- -      suspend the Company's obligation under the indenture to file periodic reports with the SEC until the earlier of the date that the Company's 2003 Form 10-K is filed with the SEC or September 30, 2004 and suspend the Company's obligation to furnish annual written statements of the Company's accountants until the fifth day after the earlier of the date that the Company's 2003 Form 10-K is filed with the SEC and September 30, 2004;

- -      further limit the Company's ability to grant liens to secure certain obligations unless the liens are subordinate to the liens securing the senior subordinated notes or are otherwise permitted under the indenture; and

- -      limit the Company's ability to incur up to $10 million of indebtedness, and to grant liens to secure that amount of indebtedness, not otherwise specifically permitted by the indenture, until the Company's 2003 Form 10-K is filed with the SEC or unless the indebtedness is incurred to fund an interest payment with respect to the senior subordinated notes.

Following the completion of a consent solicitation, aaiPharma entered into a supplemental indenture to effect these amendments and waivers and made the interest payments that had been due on April 1, 2004, together with default interest.

On October 1, 2004, the Company failed to make the interest payment then due on its senior subordinated notes. The failure to make the October 1, 2004 interest payment constituted a default under the notes, subject to a 30-day cure period. On October 29, 2004, the Company made the interest payment, curing the default under the notes.

On October 29, 2004, the Company completed a solicitation seeking the consent from the holders of its senior subordinated notes to certain amendments to, and waivers under, the indenture governing the senior subordinated notes to, among other things:

- -     permit the Company to incur up to $30 million of additional indebtedness under credit facilities;

- -     permit the Company to incur additional senior debt in order to maintain
      $40 million (subject to an increase up to $50 million in order to allow the Company to make interest payments on the senior subordinated notes) in senior debt under credit facilities in the event the Company is required to pay down senior debt with the proceeds of asset sales;

- -     require that debt permitted to be incurred under a fixed charge coverage ratio test set forth in the Indenture must rank on parity with or be subordinated in right of payment to the senior subordinated notes and any liens granted to secure any such parity debt shall rank pari passu with the liens securing the senior subordinated notes;

- -     require proceeds of asset sales to be used to reduce senior debt under credit facilities to $40 million;

- -     provide that the liens on assets that secure obligations under the senior subordinated notes will continue if all senior debt is repaid, but will resume as junior liens if the Company thereafter incurs any new senior debt;

- -     prohibit the payment in cash in excess of an aggregate of $5 million to settle pending litigation, excluding payments funded or reimbursed under insurance policies, until the Company makes the interest payments due on the senior subordinated notes on April 1, 2005 and October 1, 2005;

- -     prohibit the payment of dividends on the Company's common stock and other restricted payments (as defined in the Indenture) until the interest payments due on the senior subordinated notes on April 1, 2005 and October 1, 2005 are paid; and

- -     temporarily increase the interest rate on the senior subordinated notes by
      0.5% per annum (to 12% per annum), commencing to accrue on October 1, 2004 and ending on March 31, 2005.

The completion of the consent solicitation satisfied a condition of an amendment to the Company's senior credit facilities (described below) that, among other matters, made available a supplemental term loan under the senior credit facilities. This supplemental term loan was used in part to make the October 1, 2004 interest payment on the senior subordinated notes, together with default interest thereon, on October 29, 2004 and to pay a consent fee related to the consent solicitation of $20 per $1,000 principal amount of the notes. The interest payment made on October 29, 2004, cured the existing default under the senior subordinated notes.

On April 23, 2004, aaiPharma entered into $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC ("Silver Point") as collateral agent, and Bank of America, N.A., as administrative agent. These senior credit facilities consisted of a two-year, $125 million senior secured term loan facility (which was fully drawn at closing) and a two-year, $15 million senior secured revolving credit facility, of which the entire amount was available for borrowing at closing. The outstanding loans under the Company's senior credit facilities were payable in full on the two-year anniversary date of the closing of the facilities. The Company's senior credit facilities are secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. As part of this transaction, the Company recorded a $6.2 million loss for the early extinguishment of debt related to the write-off of financing fees related to its previous senior credit facility. Subject to exceptions set forth in the definitive documentation, loans under the Company's senior credit facilities are also required to be prepaid with a negotiated percentage of:

- -        excess cash flow, as defined;

- -        non-ordinary course assets sales;

- -        net proceeds from the sale of subordinated indebtedness;

- -        net proceeds from equity issuances; and

- -        extraordinary receipts, as defined.

Optional reductions in revolving credit commitments and optional prepayments of term loans were initially subject to a prepayment fee equal to 3% for the first nine months of the term of the facilities, 1.5% for the subsequent nine months of such term, and 0.75% for the next three months of such term (with no prepayment penalty payable for the last three months of the term). Outstanding loans under the facilities bore interest at a rate per annum equal to a defined LIBOR rate (with a floor of 2%), plus 6.25%, or a defined reference rate (with a floor of 4%), plus 5.25%, in each case payable monthly in arrears. An additional 1% per annum unused line fee is payable on unused revolving credit commitments, payable quarterly in arrears.

The proceeds of the loans were used, together with the net cash proceeds from the sale of the M.V.I. and Aquasol product lines, to (i) fund payment of termination obligations with respect to the Company's interest rate hedging agreement (discussed above), (ii) refinance the Company's then-existing senior credit facility, (iii) fund the April 2004 interest payment due on the Company's senior subordinated notes due 2010, (iv) provide for ongoing working capital and general corporate needs, and (v) pay for fees, costs and expenses in connection with the new senior credit facilities and other corporate transactions.

On August 9, 2004 and August 13, 2004, the Company entered into an amendment to its senior secured credit facility to, among other things, increase the amount of the term loans by up to $10 million, extend the maturity date of the facilities by one year to April 21, 2007, increase the interest rate on the loans by an additional 1.5% subject to potential incremental reduction based on the Company's financial performance, adjust certain covenants under the facilities and waive certain defaults and events of default. Under the amended credit facility, the Company borrowed an additional $10 million in term loans on August 13, 2004. The amendment adjusted both the percentages of proceeds of certain transactions that are required to be applied to prepay the loans and the fees to be paid upon optional reductions of the credit facility. As amended, optional reductions in revolving credit commitments and optional prepayments of term loans, as well as mandatory reductions in revolving credit commitments and mandatory prepayments of term loans from the net cash proceeds of asset sales, subject to defined exceptions, are subject to a prepayment fee equal to 3.5% until August 9, 2005, 2.5% for the subsequent 12 months, and 1.5% for the next 6 months (with no prepayment penalty payable for the remainder of the term).

Effective as of October 8, 2004, the Company amended its senior secured credit facility to, among other things, adjust financial covenants. The senior secured lenders also waived compliance with certain financial covenants in the senior secured credit facility for the quarter ended September 30, 2004 and the quarter ending December 31, 2004 provided that the Company meets minimum consolidated EBITDA thresholds (as defined in the senior secured credit facility). The amendment also added a minimum gross revenue requirement of $40 million for the quarter ending December 31, 2004 and consented to certain asset disposition transactions and receipt of a deferred purchase price payment pursuant to which the Company received approximately $4.2 million in the aggregate. These transactions related to the sale of the Company's investment in Aesgen (see Note
7) and its M.V.I. and Aquasol product lines (see Note 3), respectively. The amendment also waived any requirement to prepay the senior secured loans with the net proceeds of these transactions.

On October 22, 2004, the Company entered into another amendment to its senior secured credit facility that increased the existing term loan facility under the senior secured credit facility by $30 million, subject to certain specified conditions which were satisfied on October 29, 2004. The Supplemental Term Loan was made available in up to three draws to be made on or prior to January 15, 2005, and the Company borrowed $20 million of such term loans on October 29, 2004. Following effectiveness of the amendment, the senior secured credit facility consisted of a term loan of up to $165 million and a revolving credit facility of up to $15 million.

The amendment also modified the interest rate on the entire senior secured credit facility, including the Supplemental Term Loan, to equal a defined LIBOR rate (with a floor of 2%) plus 8.25% per annum or a defined reference rate (with a floor of 4%) plus 7.25% per annum. The amendment also provided for a commitment fee equal to 0.75% per annum on any undrawn portion of the Supplemental Term Loan, payable monthly in arrears.

The amendment retained the April 21, 2007 maturity date of the senior secured credit facility and the optional and mandatory prepayment requirements and premiums described above.

The proceeds of the loans under the Supplemental Term Loan were and may be used
(i) to fund payment of the October 1, 2004 interest payment due on the Company's senior subordinated notes, (ii) to pay for fees, costs and expenses in connection with the amendment and the October 2004 consent solicitation for the Company's senior subordinated notes, and (iii) for working capital and other general corporate purposes.

The amendment retained substantially the same representations, warranties and affirmative and negative covenants as are provided in the existing senior secured credit facility, including limitations on liens, indebtedness, fundamental transactions, dispositions of assets, changes in the nature of the Company's business, investments, acquisitions, capital and operating leases, capital expenditures, dividends, redemptions or other acquisitions of capital stock, redemptions or prepayments of other debt, transactions with affiliates, issuances of capital stock, modifications of indebtedness, organizational documents and other agreements, and retention of excess cash. The amendment also added a covenant requiring the Company to retain Rothschild Inc. or another financial advisor to assist with its exploration of the potential sale of some or all of the assets comprising the Company's Pharmaceuticals Division.

The amendment also maintained the existing financial covenants under the senior secured credit facilities, including a minimum fixed charge coverage ratio and a maximum total debt to trailing twelve-month EBITDA leverage ratio, but eliminated a minimum gross revenue covenant for the quarter ending December 31, 2004. Compliance with the fixed charge coverage ratio and the leverage ratio was also waived through the first quarter of 2005 so long as defined minimum EBITDA thresholds are satisfied. In addition, the amendment retained a covenant requiring certain levels of cash or revolver availability and increased the level of cash or revolver availability required for the period from March 31, 2005 through May 15, 2005 to $15.0 million. The amendment added a covenant requiring the Company to retain Rothschild Inc. or another financial advisor to assist with its exploration of the potential sale of some or all of the assets of the Company's pharmaceutical division.

The amendment also substantially retained the existing events of default under the senior secured credit facility, including, among others, nonpayment of principal, interest or fees, violations of covenants, inaccuracy of representations and warranties, a cross-default to the Company's senior subordinated notes and other material indebtedness, bankruptcy events, and a change in control and added an event of default if the Company fails to pursue in good faith the exploration of the potential sale of some or all of the assets comprising its Pharmaceutical Division or other non-core assets.

As of September 30, 2004, scheduled maturities of long-term debt for the years ending December 31, 2004 through 2010 were as follows (in thousands):

2004                                 $       -
2005                                         -
2006                                         -
2007                                   147,500
2008                                         -
2009                                         -
2010                                   175,000
                                     ---------

                  Total              $ 322,500
                                     =========

11. RESTRUCTURING CHARGES

In June 2004, the Company announced and implemented a work force reduction intended to rationalize its expense base in relation to its revenue. The Company recorded a $3.4 million expense in the three months ended June 30, 2004, representing severance costs and related employee-benefit expenses for those affected by the reduction. In September 2004, the Company announced and implemented a supplemental restructuring plan, which included an additional work force reduction, separation payments to the former chief executive officer and a facility closure plan. The Company recorded a $13.7 million expense in the three months ended September 30, 2004, primarily representing severance costs and related employee-benefit related expenses and costs for leased facilities and aircraft which are no longer in use. The facilities included the Company's New Jersey lab facility, along with smaller facilities in North Carolina and California. These charges have been allocated to the related segments; $7.5 million to the development services business (including $6.1 million for the New Jersey lab facility), $5.4 million to corporate operations, $0.4 million to research and development and $0.4 million to the product sales business. The liabilities are included in other current liabilities on the Company's consolidated balance sheet.

The following table represents the components of the restructuring reserve (in thousands):

                                                                 June 30,          Plus            Less            Sept. 30,
                                                                   2004         Additional      Payments/            2004
                                                                 Balance         Charges       Write-downs          Balance
                                                                 --------       ----------     -----------         ---------
Lease costs, net of estimated sub-lease income                   $      -       $   9,819      $      (314)        $   9,505
Severance costs                                                     3,400           3,331           (1,563)            5,168
Other costs                                                             -             569             (569)                -
                                                                 --------       ---------      -----------         ---------

Total                                                            $  3,400       $  13,719      $    (2,446)        $  14,673
                                                                 ========       =========      ===========         =========

The Company is currently seeking to sub-lease all or a portion of these facilities. In accordance with Statement of Financial Accounting Standard No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), the Company recorded facility closure costs at estimated fair value, net of estimated sub-lease income.

12. INTANGIBLE ASSET IMPAIRMENT

As a result of the introduction of generic competition for our Brethine product, which resulted in a significant decrease in projected product sales during the third quarter of 2004, the Company performed a discounted cash flow analysis of the carrying value of the intangible assets associated with the product line. The Company determined that the intangible assets were impaired and recorded an impairment charge of $5.3 million.

13. COMMITMENTS AND CONTINGENCIES

The Company may have to make contingent payments of $4.7 million over three years in connection with the purchase of its Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At September 30, 2004, these contingent payment obligations are not liabilities and have not been recorded on the Company's consolidated balance sheet.

The Company made interest payments on the senior subordinated notes of $9.7 million in April 2004, and $10.2 million in October 2004 (see notes 2 and 10 for additional information on this payment) and payments of $10.5 million and $10.1 million will be due on April 1 and October 1, 2005, respectively.

For additional information about other contingencies to which the Company is subject, including litigation and governmental investigations, see Part II, Item 1, "Legal Proceedings," below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Commitments and Contingencies" in the Company's 2003 Form 10-K.

14. FINANCIAL INFORMATION FOR SUBSIDIARY GUARANTORS AND NON-GUARANTORS

The Company's senior subordinated notes, due April 1, 2010, are guaranteed by certain of the Company's subsidiaries.

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

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

                                 AAIPHARMA INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                   Three Months Ended September 30, 2004
                                               ------------------------------------------------------------------------------
                                                              Guarantor          Non-Guarantor
                                                 Issuer      Subsidiaries         Subsidiaries   Eliminations    Consolidated
                                               ---------     ------------        -------------   ------------    ------------
Net revenues                                   $  11,094      $   26,367            $ 5,929      $     (171)     $     43,219
Equity earnings from subsidiaries                (10,643)              -                  -          10,643                 -
                                               ---------      ----------            -------      ----------      ------------
              Total revenues                         451          26,367              5,929          10,472            43,219
                                               ---------      ----------            -------      ----------      ------------

Operating costs and expenses:
  Direct costs                                     6,240          13,441              3,595            (123)           23,153
  Selling                                          1,563           3,924                534               -             6,021
  General and administrative                       6,505           1,815              1,159               -             9,479
  Research and development                            (1)          3,135                  -               -             3,134
  Depreciation                                     1,541             522                304               -             2,367
  Professional fees - internal inquiry                 -             769                  -               -               769
  M.V.I. Contingent payment/(gain on
   sale)                                               -          (1,567)                 -               -            (1,567)
  Restructuring charges                                -          13,719                  -               -            13,719
  Royalty expense                                      -             357                  -               -               357
  Intangible asset impairment                          -           5,250                  -               -             5,250
                                               ---------      ----------            -------      ----------      ------------
                                                  15,848          41,365              5,592            (123)           62,682
                                               ---------      ----------            -------      ----------      ------------

(Loss) income from operations                    (15,397)        (14,998)               337          10,595           (19,463)

Other income (expense):
  Interest, net                                     (192)         (9,355)                78               -            (9,469)
  Net intercompany interest                         (513)            593                (80)              -                 -
  Other expense, net                             (13,253)         13,067                (89)              -              (275)
                                               ---------      ----------            -------      ----------      ------------
                                                 (13,958)          4,305                (91)              -            (9,744)
                                               ---------      ----------            -------      ----------      ------------

(Loss) income before income taxes                (29,355)        (10,693)               246          10,595           (29,207)
Provision for income taxes                         4,435             147                  1               -             4,583
                                               ---------      ----------            -------      ----------      ------------

Net (loss) income                              $ (33,790)     $  (10,840)           $   245      $   10,595      $    (33,790)
                                               =========      ==========            =======      ==========      ============

                                 AAIPHARMA INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                          Three Months Ended September 30, 2003
                                      ---------------------------------------------------------------------------
                                                       Guarantor     Non-Guarantor
                                        Issuer       Subsidiaries    Subsidiaries    Eliminations    Consolidated
                                      ----------     ------------    -------------   ------------    ------------
Net revenues                          $   11,134      $   23,649      $    5,465      $     (548)     $   39,700
Equity earnings from subsidiaries         (9,598)              -               -           9,598               -
                                      ----------      ----------      ----------      ----------      ----------
              Total revenues               1,536          23,649           5,465           9,050          39,700

Operating costs and expenses:
  Direct costs                             6,478          14,255           3,294            (458)         23,569
  Selling                                  1,557           7,039             475               -           9,071
  General and administrative               6,870           1,939             984               -           9,793
  Research and development                     -           5,367               -               -           5,367
  Depreciation                             1,321             310             281               -           1,912
  Royalty expense                              -             325               -               -             325
                                      ----------      ----------      ----------      ----------      ----------
                                          16,226          29,235           5,034            (458)         50,037
                                      ----------      ----------      ----------      ----------      ----------

(Loss) income from operations            (14,690)         (5,586)            431           9,508         (10,337)

Other income (expense):
  Interest, net                             (395)         (4,874)            129               -          (5,140)
  Net intercompany interest                 (497)            538             (41)              -               -
  Other income (expense), net                (15)             19            (126)              -            (122)
                                      ----------      ----------      ----------      ----------      ----------
                                            (907)         (4,317)            (38)              -          (5,262)
                                      ----------      ----------      ----------      ----------      ----------

(Loss) income before income taxes        (15,597)         (9,903)            393           9,508         (15,599)
Benefit from income taxes                 (6,205)             (1)             (1)              -          (6,207)
                                      ----------      ----------      ----------      ----------      ----------

Net (loss) income                     $   (9,392)     $   (9,902)     $      394      $    9,508      $   (9,392)
                                      ==========      ==========      ==========      ==========      ==========

                                 AAIPHARMA INC.
                     CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                             Nine Months Ended September 30, 2004
                                             ----------------------------------------------------------------------
                                                           Guarantor    Non-Guarantor
                                               Issuer    Subsidiaries    Subsidiaries   Eliminations   Consolidated
                                             ---------   ------------   -------------   ------------   ------------
Net revenues                                 $  35,152    $  95,812       $ 19,315       $  (1,330)      $ 148,949
Equity earnings from subsidiaries
                                               (23,016)           -              -          23,016               -
                                             ---------    ---------       --------       ---------       ---------
                       Total revenues           12,136       95,812         19,315          21,686         148,949
                                             ---------    ---------       --------       ---------       ---------
Operating costs and expenses:
   Direct costs (excluding depreciation)        21,953       45,043         11,573            (827)         77,742
   Selling                                       5,098       23,226          1,798               -          30,122
   General and administrative                   32,582         (548)         3,285               -          35,319
   Research and development                          5       13,842              -               -          13,847
   Depreciation                                  4,165        1,349            890               -           6,404
   Professional fees - internal inquiry              -        9,072              -               -           9,072
   M.V.I. Contingent payment/(gain on sale)          -       (8,112)             -               -          (8,112)
   Restructuring charges                             -       17,119              -               -          17,119
   Royalty expense                                   -        1,366              -               -           1,366
   Intangible asset impairment                       -        5,250              -               -           5,250
                                             ---------    ---------       --------       ---------       ---------
                                                63,803      107,607         17,546            (827)        188,129
                                             ---------    ---------       --------       ---------       ---------
(Loss) income from operations                  (51,667)     (11,795)         1,769          22,513         (39,180)

Other expense:
   Interest, net                                  (209)     (23,838)           181               -         (23,866)
   Net intercompany interest                    (1,470)       1,657           (187)              -               -
   Other (expense) income, net                 (18,327)      10,259           (272)              -          (8,340)
                                             ---------    ---------       --------       ---------       ---------
                                               (20,006)     (11,922)          (278)              -         (32,206)
                                             ---------    ---------       --------       ---------       ---------
(Loss) income before income taxes              (71,673)     (23,717)         1,491          22,513         (71,386)
Provision for (benefit from) income taxes        4,471          288             (1)              -           4,758
                                             ---------    ---------       --------       ---------       ---------
Net (loss) income                            $ (76,144)   $ (24,005)      $  1,492       $  22,513       $ (76,144)
                                             =========    =========       ========       =========       =========

                                 AAIPHARMA INC.
                      CONSOLIDATING STATEMENT OF OPERATIONS
                                 (IN THOUSANDS)

                                                                Nine Months Ended September 30, 2003
                                              -------------------------------------------------------------------------
                                                           Guarantor      Non-Guarantor
                                               Issuer     Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                              --------    ------------    -------------    ------------    ------------
Net revenues                                  $ 33,395    $    107,059    $      16,615    $     (2,286)   $    154,783
Equity earnings from subsidiaries                6,353               -                -          (6,353)              -
                                              --------    ------------    -------------    ------------    ------------
           Total revenues                       39,748         107,059           16,615          (8,639)        154,783
                                              --------    ------------    -------------    ------------    ------------
Operating costs and expenses:
      Direct costs (excluding depreciation)     19,527          47,675            9,886          (1,881)         75,207
      Selling                                    4,503          18,907            1,596               -          25,006
      General and administrative                22,681           5,445            2,986               -          31,112
      Research and development                       -          15,441                -               -          15,441
      Depreciation                               4,022             895              830               -           5,747
      Royalty expense                                -             452                -               -             452
                                              --------    ------------    -------------    ------------    ------------
                                                50,733          88,815           15,298          (1,881)        152,965
                                              --------    ------------    -------------    ------------    ------------
(Loss) income from operations                  (10,985)         18,244            1,317          (6,758)          1,818

Other expense:
      Interest, net                             (1,439)        (14,314)             132               -         (15,621)
      Net intercompany interest                 (1,533)          1,661             (128)              -               -
      Other income (expense), net                  145              34             (158)              -              21
                                              --------    ------------    -------------    ------------    ------------
                                                (2,827)        (12,619)            (154)              -         (15,600)
                                              --------    ------------    -------------    ------------    ------------
(Loss) income before income taxes              (13,812)          5,625            1,163          (6,758)        (13,782)
(Benefit from) provision for income taxes       (5,444)             31               (1)              -          (5,414)
                                              --------    ------------    -------------    ------------    ------------
Net (loss) income                             $ (8,368)   $      5,594    $       1,164    $     (6,758)   $     (8,368)
                                              ========    ============    =============    ============    ============

                                 AAIPHARMA INC.
                           CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)

                                                                               September 30, 2004
                                                   --------------------------------------------------------------------------
                                                                 Guarantor      Non-Guarantor
                                                     Issuer     Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                   ---------    ------------    -------------    ------------    ------------
     ASSETS
Current assets:
   Cash and cash equivalents                       $   6,323     $     305        $    515         $      -        $  7,143
   Accounts receivable, net                           11,904        (8,424)          3,319                -           6,799
   Work-in-progress                                    2,617         5,137           8,571           (5,046)         11,279
   Inventories                                         4,905         7,412           1,192                -          13,509
   Deferred tax assets                                10,456             -               -                -          10,456
   Prepaid and other current assets                    2,818         7,293             224                -          10,335
                                                   ---------     ---------        --------         --------        --------
      Total current assets                            39,023        11,723          13,821           (5,046)         59,521
Investments in and advances to subsidiaries           66,099       (46,240)              -          (19,859)              -
Property and equipment, net                           37,681        14,240           4,205                -          56,126
Goodwill, net                                            726         1,229          11,199                -          13,154
Intangibles, net                                       1,294       281,549               -                -         282,843
Other assets                                             232        13,880             113                -          14,225
                                                   ---------     ---------        --------         --------        --------
      Total assets                                 $ 145,055     $ 276,381        $ 29,338         $(24,905)       $425,869
                                                   =========     =========        ========         ========        ========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt            $       -     $       -        $      -         $      -        $      -
   Accounts payable                                    6,495        14,069             951                -          21,515
   Customer advances                                   4,048         7,161           5,936           (3,370)         13,775
   Accrued wages and benefits                          3,344         1,578           1,918                -           6,840
   Interest payable                                       93        10,178               -                -          10,271
   Deferred product revenue                                -        10,632               -                -          10,632
   Other accrued liabilities                          17,833        21,079            (408)            (980)         37,524
                                                   ---------     ---------        --------         --------        --------
      Total current liabilities                       31,813        64,697           8,397           (4,350)        100,557
Long-term debt, less current portion                  12,500       311,200               -                -         323,700
Deferred tax liability                                     -             -               -                -               -
Other liabilities                                         18             -               -                -              18
Investments in and advances to subsidiaries          152,430      (157,044)          3,995              619               -
Total stockholders' equity                           (51,706)       57,528          16,946          (21,174)          1,594
                                                   ---------     ---------        --------         --------        --------
      Total liabilities and stockholders' equity   $ 145,055     $ 276,381        $ 29,338         $(24,905)       $425,869
                                                   =========     =========        ========         ========        ========

                                 AAIPHARMA INC.
                           CONSOLIDATING BALANCE SHEET
                                 (IN THOUSANDS)

                                                                               December 31, 2003
                                                   --------------------------------------------------------------------------
                                                                 Guarantor      Non-Guarantor
                                                     Issuer     Subsidiaries    Subsidiaries     Eliminations    Consolidated
                                                   ---------    ------------    -------------    ------------    ------------
     ASSETS
Current assets:
   Cash and cash equivalents                       $   8,161     $     192        $     432       $       -       $   8,785
   Accounts receivable, net                           11,242        16,785            4,587               -          32,614
   Work-in-progress                                    3,688         5,337            7,793          (4,315)         12,503
   Inventories                                         4,588         8,909            1,196               -          14,693
   Deferred tax assets                                19,184             -                -               -          19,184
   Prepaid and other current assets                    1,872         8,304              222               -          10,398
                                                   ---------     ---------        ---------       ---------       ---------
      Total current assets                            48,735        39,527           14,230          (4,315)         98,177
Investments in and advances to subsidiaries           66,061       (46,202)               -         (19,859)              -
Property and equipment, net                           39,011        13,954            4,271               -          57,236
Goodwill, net                                            725         1,229           11,407               -          13,361
Intangibles, net                                       1,209       350,106                -               -         351,315
Other assets                                           2,419        11,974              115               -          14,508
                                                   ---------     ---------        ---------       ---------       ---------
      Total assets                                 $ 158,160     $ 370,588        $  30,023       $ (24,174)      $ 534,597
                                                   =========     =========        =========       =========       =========
    LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Current maturities of long-term debt            $       -     $   4,000        $       -       $       -       $   4,000
   Accounts payable                                    5,082        14,292            2,505               -          21,879
   Customer advances                                   6,441         8,101            4,807          (1,719)         17,630
   Accrued wages and benefits                          2,575         1,517            1,228               -           5,320
   Interest payable                                        7         5,504                -               -           5,511
   Deferred product revenue                                -        45,664                -               -          45,664
   Other accrued liabilities                           8,640         4,332             (448)         (1,391)         11,133
                                                   ---------     ---------        ---------       ---------       ---------
      Total current liabilities                       22,745        83,410            8,092          (3,110)        111,137
Long-term debt, less current portion                   8,000       330,844                -               -         338,844
Deferred tax liability                                 2,246             -                -               -           2,246
Other liabilities                                        196         7,451                -               -           7,647
Investments in and advances to subsidiaries          127,232      (133,051)           6,212            (393)              -
Total stockholders' equity                            (2,259)       81,934           15,719         (20,671)         74,723
                                                   ---------     ---------        ---------       ---------       ---------
      Total liabilities and stockholders' equity   $ 158,160     $ 370,588        $  30,023       $ (24,174)      $ 534,597
                                                   =========     =========        =========       =========       =========

]
                                 AAIPHARMA INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                Nine Months Ended September 30, 2004
                                                                ------------------------------------------------------------------
                                                                                              Non-
                                                                             Guarantor     Guarantor
                                                                 Issuer     Subsidiaries  Subsidiaries  Eliminations  Consolidated
                                                                ---------   ------------  ------------  ------------  ------------
Cash flows from operating activities:
  Net (loss) income                                             $ (76,144)   $ (24,005)    $   1,492     $  22,513     $ (76,144)
  Adjustments to reconcile net (loss) income
      to net cash (used in) provided by operating activities:
    Depreciation and amortization                                   3,917       13,513           890             -        18,320
    Intangible asset impairment, net of tax                             -        5,250             -             -         5,250
    Write-off of deferred financing and other costs                     -        6,229             -             -         6,229
    Net gain from asset sale                                            -      (39,113)            -             -       (39,113)
    Other                                                               7           12           218             -           237
    Changes in operating assets and liabilities:
      Accounts receivable, net                                       (662)      25,209         1,184             -        25,731
      Work-in-progress                                              1,071          200          (920)          732         1,083
      Inventories                                                    (317)      (1,490)          (17)            -        (1,824)
      Deferred tax assets                                           8,728            -             -             -         8,728
      Prepaid and other assets                                      1,242       (7,125)           (6)            -        (5,889)
      Accounts payable                                              1,412         (222)       (1,508)            -          (318)
      Customer advances                                            (2,392)        (940)        1,215        (1,651)       (3,768)
      Interest payable                                                 86        4,674             -             -         4,760
      Deferred product revenue                                          -      (35,032)            -             -       (35,032)
      Accrued wages & benefits & other accrued liabilities          7,540       17,257           859           411        26,067
      Intercompany receivables and payables                        48,215      (23,993)       (2,217)      (22,005)            -
                                                                ---------    ---------     ---------     ---------     ---------
Net cash (used in) provided by operating activities                (7,297)     (59,576)        1,190             -       (65,683)
                                                                ---------    ---------     ---------     ---------     ---------
Cash flows from investing activities:
  Purchases of property and equipment                              (2,491)      (1,886)       (1,098)            -        (5,475)
  Proceeds from sales of property and equipment                         9           88             -             -            97
  Product line disposals (acquisitions)                                 -       92,944             -             -        92,944
  Other                                                              (237)          38             -             -          (199)
                                                                ---------    ---------     ---------     ---------     ---------
Net cash (used in) provided by investing activities                (2,719)      91,184        (1,098)            -        87,367
                                                                ---------    ---------     ---------     ---------     ---------
Cash flows from financing activities:
  Proceeds from long-term borrowings                               12,500      135,000             -             -       147,500
  Payments on long-term borrowings                                 (8,000)    (156,000)            -             -      (164,000)
  Proceeds from interest rate swaps, net                                -      (10,203)            -             -       (10,203)
  Proceeds from stock option exercises                              3,678            -             -             -         3,678
  Other                                                                 -         (292)            -             -          (292)
                                                                ---------    ---------     ---------     ---------     ---------
Net cash provided by (used in) financing activities                 8,178      (31,495)            -             -       (23,317)
                                                                ---------    ---------     ---------     ---------     ---------
Net (decrease) increase in cash and cash equivalents               (1,838)         113            92             -        (1,633)
Effect of exchange rate changes on cash                                 -            -            (9)            -            (9)
Cash and cash equivalents, beginning of period                      8,161          192           432             -         8,785
                                                                ---------    ---------     ---------     ---------     ---------
Cash and cash equivalents, end of period                        $   6,323    $     305     $     515     $       -     $   7,143
                                                                =========    =========     =========     =========     =========

                                 AAIPHARMA INC.
                      CONSOLIDATING STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                               Nine Months Ended September 30, 2003
                                                             ----------------------------------------------------------------------
                                                                                            Non-
                                                                           Guarantor      Guarantor
                                                              Issuer      Subsidiaries   Subsidiaries   Eliminations   Consolidated
                                                             ---------    ------------   ------------   ------------   ------------
Cash flows from operating activities:
  Net (loss) income                                          $  (8,368)    $   5,594      $   1,164      $  (6,758)     $  (8,368)
  Adjustments to reconcile net (loss) income
       to net cash provided by operating activities:
    Depreciation and amortization                                3,675        10,149            829              -         14,653
    Other                                                          (65)           (4)           207              -            138
    Changes in operating assets and liabilities:
      Accounts receivable, net                                   1,378        (2,321)          (627)             -         (1,570)
      Work-in-progress                                            (226)       (2,654)        (2,764)         1,124         (4,520)
      Inventories                                                1,364        (1,143)             -           (311)           (90)
      Deferred tax assets                                            -             -              -              -              -
      Prepaid and other assets                                    (103)          481           (105)             -            273
      Accounts payable                                            (836)         (435)          (149)             -         (1,420)
      Customer advances                                           (287)        2,252          1,252            941          4,158
      Interest payable                                            (265)        4,831              -              -          4,566
      Deferred revenue                                               -        45,198              -              -         45,198
      Accrued wages & benefits & other accrued liabilities     (10,869)        3,959           (142)        (2,028)        (9,080)
      Intercompany receivables and payables                     37,045       (44,993)           916          7,032              -
                                                             ---------     ---------      ---------      ---------      ---------
Net cash provided by operating activities                       22,443        20,914            581              -         43,938
                                                             ---------     ---------      ---------      ---------      ---------
Cash flows from investing activities:
  Purchases of property and equipment                           (1,264)       (7,813)          (790)             -         (9,867)
  Proceeds from sales of property and equipment                    390           118              -              -            508
  Acquisitions of product rights and other intangibles               -        (6,050)             -              -         (6,050)
  Other                                                           (334)            -              -              -           (334)
                                                             ---------     ---------      ---------      ---------      ---------
Net cash used in investing activities                           (1,208)      (13,745)          (790)             -        (15,743)
                                                             ---------     ---------      ---------      ---------      ---------
Cash flows from financing activities:
  Payments on long-term borrowings                             (19,500)      (10,000)             -              -        (29,500)
  Proceeds from interest rate swaps, net                             -         2,191              -              -          2,191
  Proceeds from stock option exercises                           2,819             -              -              -          2,819
  Other                                                              -           805              -              -            805
                                                             ---------     ---------      ---------      ---------      ---------
Net cash used in financing activities                          (16,681)       (7,004)             -              -        (23,685)
                                                             ---------     ---------      ---------      ---------      ---------
Net increase (decrease) in cash and cash equivalents             4,554           165           (209)             -          4,510
Effect of exchange rate changes on cash                              -             -             68              -             68
Cash and cash equivalents, beginning of period                   5,725           180            627              -          6,532
                                                             ---------     ---------      ---------      ---------      ---------
Cash and cash equivalents, end of period                     $  10,279     $     345      $     486            $ -      $  11,110
                                                             =========     =========      =========      =========      =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our quarterly results have been, and we expect them to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, demand for our pharmaceutical product lines and product development services, the amount and timing of product returns, ability of contract manufacturers to supply conforming products on a timely basis, costs and results of ongoing and future litigation by and against us, contractual disputes with customers, progress of ongoing contracts, amounts recognized for licensing and royalty revenues, the commencement, completion or cancellation of large contracts, timing and amounts of start-up expenses for new facilities, timing and level of research and development expenditures, changes in the mix of products and services, restructuring charges, intangible asset impairments and debt refinancing costs. Because a large percentage of our development services operating costs are relatively fixed, variations in the timing and progress of large contracts, changes in the demand for our services and products, or the recognition of licensing and royalty revenues (on projects for which associated expenses may have been recognized in prior periods) can materially affect our quarterly results. Accordingly, we believe that comparisons of our quarterly financial results may not be meaningful. There have been no significant changes in our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 (the "2003 Form 10-K").

SUMMARY

Liquidity continued to be a focus of management attention during the third quarter of 2004. In addition to meeting working capital requirements, we also faced a $10.1 million subordinated note interest payment due October 1, 2004. In the third quarter of 2004, we amended our senior credit facilities and implemented a reduction-in-force and facility closing plan. These efforts, and further amendments to our senior credit facilities in October 2004, were intended to stabilize our liquidity and cash flow position. We amended our senior credit facilities to allow for an additional $10 million of borrowing capacity in the third quarter. Although we expended significant efforts to address liquidity needs during the third quarter of 2004, additional financing was required in October 2004 to make our subordinated note interest payment, which was paid on October 29, 2004, and to provide additional working capital.

In September 2004, we announced and implemented a supplemental restructuring plan and recorded a $13.7 million expense in the third quarter of 2004, primarily representing severance costs and related employee-benefit related expenses, separation payments to our former chief executive officer and costs for leased facilities and aircraft which are no longer in use. These charges have been allocated to the related segment; $7.5 million to the development services business, $5.4 million to corporate operations, $0.4 million to research and development and $0.4 million to the product sales business. This additional restructuring is consistent with our previously disclosed intentions to rationalize our expense base in relation to our revenue.

In the third quarter, we recorded net revenues of $43.2 million and a loss per share of $1.18. Several events occurred in the quarter which had a material impact on our financial results. We recorded a $13.7 million restructuring charge related to the additional work force reduction and facility closure plan and a $5.3 million impairment charge for an intangible asset associated with our Brethine product.

Operating results for our pharmaceutical business continued to be affected by the amount of inventory previously sold into the wholesale channel. This situation was further aggravated, we believe, as wholesalers limited their purchases to minimize any exposure that could result from our liquidity position. We recognized $15.7 million in pharmaceutical product revenues in the third quarter. Of the $15.7 million in pharmaceutical product revenues, we recognized $1.3 million in revenues recorded under the consignment method. For these revenues, we had received cash for the products from the wholesalers, principally in late 2003 or in the first quarter of 2004. Our revenues from sales to wholesalers in the quarter were significantly reduced from prior periods due to the levels of Brethine and Darvon/Darvocet products on hand at wholesalers at the beginning of the quarter. During the first nine months of 2004, we reduced the aggregate amount of units of our products at the wholesalers and chain pharmacies by approximately 74%. This inventory comparison excludes M.V.I. and Aquasol product (which we sold in April 2004) at all relevant times. The introduction of generic competition to our Brethine injectable and Roxicodone products also had a negative impact on sales.

Our Development Services Division recorded $23.1 million in net sales during the quarter. We continue to experience strong demand for Phase I services in both the United States and Europe, as well as for analytical services. The Development Services Division was able to dedicate more capacity to outside clients during the quarter due to reduced utilization of resources on internally driven Research and Development projects. The gross margin dollar contribution from the Development Services Division in the third quarter of 2004 was higher than the third quarter of 2003 due to increased clinical and analytical contributions, partially offset by lower gross margins from our manufacturing facility in Charleston. The manufacturing capacity for the Charleston facility was planned to cover the manufacturing needs of our Brethine injectable product. The introduction of a generic competitor eliminated the near-term need for manufacturing additional Brethine injectable products and created for us an excess in sterile manufacturing capacity which we were not able to sell to third parties in the quarter. The gross margin provided by the non-manufacturing services of the Development Services Division increased 2% percentage points in the third quarter of 2004 when compared to the third quarter of 2003.

During the third quarter, we continued to advance our near-term pipeline. Progress has been made on our Darvon/Darvocet extended release program, Lynxorb (ProSorb-technology enhanced diclofenac, which we have previously publicly referred to as ProSorb-D), a novel ulcerative colitis product and our proton pump inhibitor development program. We continue to use the significant scientific capabilities that our Company has developed over the past 24 years to serve as the platform to develop and monetize enhancements to existing products. In addition, we continued to train and deploy our pharmaceutical sales force, while focusing our marketing efforts into the institutional settings and pain clinics. We recorded $3.1 million in research and development expenses during the quarter. We expect to file a NDA on Lynxorb in 2005.

We are exploring the potential sale of some or all of the assets comprising our Pharmaceuticals Division, as well as other assets that are no longer strategic to our long-term business plan. We have engaged Rothschild Inc. to assist us in evaluating these potential asset divestitures.

RESULTS OF OPERATIONS

The following table presents the net revenues for each of our business units and our consolidated expenses and net loss income for the three and nine months ended September 30, 2004 and 2003, with each item expressed as a percentage of consolidated net revenues:

                                                  Three Months Ended September 30,             Nine Months Ended September 30,
                                                -------------------------------------       --------------------------------------
                                                       2004                 2003                   2004                  2003
                                                ---------------       ---------------       ---------------        ---------------
                                                                              (dollars in thousands)
Net revenues:
    Product sales                               $ 15,684     36%      $ 13,664     34%      $  61,898    42%       $  78,428    51%
    Product development                            4,481     10%         3,524      9%         14,522    10%          11,231     7%
    Development services                          23,054     54%        22,512     57%         72,529    48%          65,124    42%
                                                --------    ---       --------    ---       ---------   ---        ---------  ----
                                                $ 43,219    100%      $ 39,700    100%      $ 148,949   100%       $ 154,783   100%
                                                ========    ===       ========    ===       =========   ===        =========  ====
Direct costs (excluding depreciation
 and royalty expense)                           $ 23,153     54%      $ 23,569     59%      $  77,742    52%       $  75,207    49%
Selling                                            6,021     14          9,071     23          30,122    20           25,006    16
General and administrative                         9,479     22          9,793     25          35,319    24           31,112    20
Research and development                           3,134      7          5,367     14          13,847     9           15,441    10
Depreciation                                       2,367      5          1,912      5           6,404     4            5,747     4
Professional fees - internal inquiry                 769      2              -      -           9,072     6                -     -
M.V.I. contingent payment/(gain on sale)          (1,567)    (4)             -      -          (8,112)   (5)               -     -
Restructuring charges                             13,719     32              -      -          17,119    11                -     -
Royalty expense                                      357      1            325      1           1,366     1              452     -
Intangible asset impairment                        5,250     12              -      -           5,250     4                -     -
(Loss) income from operations                    (19,463)   (45)       (10,337)   (26)        (39,180)  (26)           1,818     1
Interest expense, net                             (9,469)   (22)        (5,140)   (13)        (23,866)  (16)         (15,621)  (10)
Loss from extinguishment of debt                       -      -              -      -          (6,229)   (4)               -     -
Other (expense) income, net                         (275)    (1)          (122)     -          (2,111)   (1)              21     -
Provision for (benefit from) income taxes          4,583     11         (6,207)   (16)          4,758     3           (5,414)   (3)
Net loss                                         (33,790)   (78)        (9,392)   (24)        (76,144)  (51)          (8,368)   (5)

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

                                 Three Months Ended   Nine Months Ended
                                    September 30,       September 30,
                                 -----------------   -------------------
                                  2004      2003       2004      2003
                                 -------   -------   --------   --------
                                          (dollars in thousands)
Gross revenues                   $53,938   $54,502   $191,722   $219,536
Allowance for customer credits    10,719    14,802     42,773     64,753
                                 -------   -------   --------   --------
Net revenues                     $43,219   $39,700   $148,949   $154,783
                                 =======   =======   ========   ========

THIRD QUARTER 2004 COMPARED TO THIRD QUARTER 2003

Our consolidated net revenues for the quarter ended September 30, 2004 increased 9% to $43.2 million, from $39.7 million in the third quarter of 2003. Net revenues from product sales increased in 2004, to

$15.7 million, from $13.7 million in 2003. The increase resulted from contributions from our Roxicodone and Oramorph product lines, acquired in December 2003, which was partially offset by decreased sales volumes in our Darvon/Darvocet and Brethine product lines, as discussed above, as well as the divestiture of our M.V.I. and Aquasol product lines in April 2004. The introduction of generic versions of our Brethine product in the first six months of 2004 also caused erosion in the demand and price for this product. Our net revenues for the quarter ended September 30, 2004 included non-cash product sales of $1.7 million, which included $1.3 million recognized under the consignment sales method.

Net revenues from product development increased 27% in the third quarter of 2004 to $4.5 million, or 10% of net revenues, from $3.5 million, or 9% of net revenues, in the 2003 period, primarily due to product development revenues under our significant development agreement. This development agreement is described in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of our 2003 Form 10-K. We expect product development revenues under this agreement to be approximately $17 million in 2004. We received payment associated with this revenue during the quarter ended June 30, 2004.

Net revenues from our development services business increased 2% in the third quarter of 2004 to $23.1 million, from $22.5 million in 2003. The increase was principally attributable to higher demand for our Phase I clinical capabilities in both the United States and Europe, as well as for analytical services, partially offset by lower fee-for-service revenues under our significant development agreement.

Direct costs (excluding depreciation and royalty expense) decreased $0.4 million, or 2%, to $23.2 million in the third quarter of 2004 from $23.6 million in the same period in 2003. This decrease in direct costs resulted from lower product costs related to the revenue mix towards lower cost products, partially offset by an increase in direct costs of our development services division, primarily in our manufacturing capabilities, and an increase in amortization expense related to product rights for products we acquired in December 2003. Direct costs as a percentage of net revenues were 54% in the third quarter of 2004 as compared to 59% in the third quarter of 2003.

Selling expenses decreased 34% in the third quarter of 2004 to $6.0 million, or 14% of net revenues, from $9.1 million, or 23% of net revenues, in 2003. This decrease is primarily due to decreased personnel costs as a result of a workforce reduction implemented in the second quarter of 2004, as well as significant cutbacks in promotional plans due to certain decreased product sales levels in 2004.

General and administrative costs decreased $0.3 million in the third quarter of 2004 to $9.5 million, or 22% of net revenues, from $9.8 million, or 25% of net revenues, in 2003. This decrease was primarily due to costs savings from lower personnel costs as a result of the work force reduction implemented in the second quarter of 2004, partially offset by additional product liability insurance expense for the products we acquired in December 2003.

Research and development expenses were $3.1 million, or 7% of net revenues, in the third quarter of 2004, compared to $5.4 million, or 14% of net revenues, in 2003. In the third quarter of 2004, significant project spending was related to our Lynxorb pain management product and our proton pump inhibitor development program.

In the third quarter of 2004, we recorded $0.8 million of legal, financial and consulting professional fees associated with the investigation conducted by the Special Committee.

In April 2004, we sold our M.V.I. and Aquasol product lines to Mayne Pharma
(USA) Inc. for $105 million, subject to adjustments based on inventory levels at closing and other post-closing obligations. A portion of the closing payment is held in escrow to satisfy post-closing obligations under the agreement. In September 2004, we received a cash distribution of $1.6 million related to a reduction in these post-closing obligations. This was recorded as a gain in the third quarter of 2004. We expect to receive a final distribution of $0.2 million in the fourth quarter of 2004.

In September 2004, we announced and implemented a supplemental restructuring plan, which included an additional work force reduction and a facility closure plan. We recorded a $13.7 million expense in the three months ended September 30, 2004, primarily representing severance costs and related employee-benefit related expenses of $1.5 million, separation payments of $1.9 million to our former chief executive officer and costs of $10.3 million for leased facilities which are no longer in use. These leased facilities include our New Jersey lab facility, smaller facilities in North Carolina and California, and aircraft leased by us. We are currently seeking to sub-lease these facilities, and have entered a short-term sublease for one aircraft and the California facility.

Royalty expenses for the third quarter of 2004 were $0.4 million. We accrue royalties based on revenues generated by certain acquired products. Royalty expenses were $0.3 million for the same period in 2003.

In September 2004, we recorded a $5.3 million charge due to the impairment of an intangible asset associated with our acquired Brethine product. The introduction of generic competition affected our future anticipated revenues, which negatively impacted the carrying value of the acquired intangible assets.

Our consolidated loss from operations was $19.5 million in the third quarter of 2004, as compared to a loss from operations of $10.3 million in the third quarter of 2003. This change is primarily attributable to the third quarter restructuring expense and intangible asset impairment charge, partially offset by the higher revenues and lower selling expenses discussed above.

The loss from operations for our product sales business was $4.9 million in the third quarter of 2004, compared to $5.2 million in the third quarter of 2003. This change is attributable to the increased product revenues, the gain on the sale of our M.V.I. and Aquasol product lines and the decreased selling expenses, as discussed above, partially offset by the intangible asset impairment charge taken in the third quarter of 2004.

Income from operations for our product development business was $4.5 million in the third quarter of 2004, compared to $3.5 million in 2003. This change resulted from the increased revenues from our significant development agreement, as discussed above.

The loss from operations for our development services business was $5.0 million in the third quarter of 2004, compared to income from operations of $1.7 million in the third quarter of 2003. This change is primarily due to the restructuring charges related to work-force reductions and facility closures recorded in the third quarter of 2004, as discussed above.

Unallocated corporate expenses increased in the third quarter of 2004 to $10.3 million, from $4.9 million in 2003. This increase is primarily related to severance costs related to the work-force reduction, separation payments to our former chief executive officer and facility closure expenses recorded in the third quarter of 2004.

Net interest expense increased to $9.5 million in the third quarter of 2004 from $5.1 million in 2003 due to charges related to the refinancing of our senior credit facility. See "Liquidity and Capital Resources" for additional information on subsequent changes to our debt.

Tax expense of $4.6 million was recorded for the third quarter of 2004. We currently believe that it is more likely than not that any deferred tax assets generated during 2004 will not be utilized; therefore no tax benefit was recorded. Included in this tax expense is an additional valuation allowance of $4.4 million for previously unreserved deferred tax assets for which it is now more likely than not that the benefit will not be realized. The need for this additional valuation allowance resulted from changes in the projected recoverability of these deferred tax assets. Our effective tax rate for the third quarter of 2004 was 16%. Our effective tax rate for the third quarter of 2003 was 40%.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Our consolidated net revenues for the nine months ended September 30, 2004, decreased 4% to $148.9 million, from $154.8 million in the same period of 2003. Net revenues from product sales decreased in 2004, to $61.9 million, from $78.4 million in 2003. The decrease resulted from decreased sales volumes in our Darvon/Darvocet and Brethine product lines, as discussed above, as well as the divestiture of our M.V.I. and Aquasol product lines in the second quarter of 2004, which was partially offset by contributions from our Roxicodone and Oramorph product lines. Roxicodone and Oramorph were acquired in December 2003. In June 2004, we exchanged certain products at one wholesaler which reduced our returns reserve by $3.9 million and is reflected in net revenue. Our net revenues for the nine months ended September 30, 2004 included $10.4 million recognized under the consignment sales method.

Net revenues from product development increased 29% in the first nine months of 2004 to $14.5 million, or 10% of net revenues, from $11.2 million, or 7% of net revenues, in the 2003 period, primarily due to product development revenues under our significant development agreement.

Net revenues from our development services business increased 11% in the first nine months of 2004 to $72.5 million from $65.1 million in 2003. The increase was principally attributable to higher demand for our Phase I clinical capabilities in both the United States and Europe, as well as for Phase II-IV and bioanalytical services, partially offset by lower fee-for-service revenues under our significant development agreement.

Direct costs (excluding depreciation and royalty expense) increased $2.5 million, or 3%, to $77.7 million in the nine-month period ended September 30, 2004, from $75.2 million in the same period in 2003. This increase in direct costs resulted from an increase in direct costs of our development services division, primarily in our manufacturing and clinical capabilities, and an increase in amortization expense related to product rights for products we acquired in December 2003, partially offset by the lower product costs resulting from the decreased product revenue. Direct costs as a percentage of net revenues were 52% in the first nine months of 2004 as compared to 49% in the same period of 2003.

Selling expenses increased 20% in the first nine months of 2004 to $30.1 million, or 20% of net revenues, from $25.0 million, or 16% of net revenues, in 2003. This increase is primarily due to expenses incurred by our product sales business associated with sales force related expenses under an agreement with Athlon Pharmaceuticals (which we terminated in the second quarter of 2004), developing our product sales force and marketing and promoting our new products.

General and administrative costs increased $4.2 million in the first nine months of 2004 to $35.3 million, or 24% of net revenues, from $31.1 million, or 20% of net revenues, in 2003. This increase was primarily due to additional product liability insurance expense for the products we acquired in December 2003 and litigation-related expenses.

Research and development expenses were $13.8 million, or 9% of net revenues, in the first nine months of 2004, compared to $15.4 million, or 10% of net revenues, in 2003. In the first nine months of 2004, significant project spending was related to our Lynxorb (formerly referred to as ProSorb-D) pain management product and our proton pump inhibitor development program.

In the first nine months of 2004, we recorded $9.1 million of legal, financial and consulting professional fees associated with the investigation conducted by the Special Committee.

As discussed above, in April 2004, we sold our M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to certain adjustments. The sale resulted in a gain of $39.1 million that we recorded in the second and third quarters of 2004. The gain was partially offset by a $31.0 million expense we recorded in the first quarter of 2004 for a contingent payment to AstraZeneca AB based on the status of the reformulation of our M.V.I.-12 product (the "M.V.I. Contingent Payment"). The FDA's approval in the first quarter of the reformulation of this product created an obligation under our product line acquisition agreement for us to make the M.V.I. Contingent Payment.

In June and September 2004, we recorded restructuring charges of $3.4 million and $13.7 million, respectively, related to work force reductions and facility closing costs. These costs represent severance costs and related employee benefit expenses for those affected by the reduction, separation payments to our former chief executive officer and rent and other facility related costs through lease terminations.

Royalty expenses for the nine-month period ended September 30, 2004 were $1.4 million. We accrue royalties based on revenues generated by certain acquired products. Royalty expenses were $0.5 for the same period in 2003.

In September 2004, we recorded a $5.3 million charge due to the impairment of an intangible asset associated with our acquired Brethine product, as discussed above.

The consolidated loss from operations was $39.2 million in the first nine months of 2004, as compared to income from operations of $1.8 million in the same period of 2003. This decrease is primarily attributable to the items discussed above, including the decrease in product sales revenue, higher selling, general and administrative expenses, professional fees related to the Special Committee investigation, the restructuring charges and the intangible asset impairment, partially offset by the higher development services and product development revenues and the gain on the sale of the M.V.I. and Aquasol product lines, net of the expenses associated with the M.V.I. Contingent Payment.

The loss from operations for our product sales business was $4.9 million in the first nine months of 2004, compared to income from operations of $19.4 million in the same period of 2003. This decrease is attributable to a decrease in revenue due to the divestiture of our M.V.I. and Aquasol product lines, the reduction in sales volumes of our Darvocet and Brethine products, the intangible asset impairment and the increased selling expenses, as discussed above.

Income from operations for our product development business was $14.5 million in the period ended September 30, 2004, compared to income from operations of $11.2 million in 2003. This change resulted from the increased revenues from our significant development agreement, as discussed above.

The loss from operations for our development services business was $4.2 million in the first nine months of 2004, compared to income from operations of $2.4 million in 2003. This change is primarily due to the restructuring charges discussed above partially offset by the higher revenues.

Unallocated corporate expenses increased in the first nine months of 2004 to $29.9 million, from $15.5 million in 2003. This increase is primarily related to the restructuring charges and the professional fees related to the Special Committee investigation.

Net interest expense increased to $23.9 million in the first nine months of 2004 from $15.6 million in 2003 due to charges related to the refinancing of our senior credit facility (see "Liquidity and Capital Resources" for additional information on subsequent changes to our debt). In addition, we recorded a $6.2 million expense for the extinguishment of debt related to our previous senior credit facility.

Other expense includes $1.6 million representing the fee we paid to terminate an asset purchase agreement for a product that we no longer believe is commercially viable. Terminating the agreement eliminated a contingent payment obligation of $13.8 million. No future obligations remain under this terminated agreement.

We recorded income tax expense of $4.8 million in the first nine months of 2004. As discussed above, we currently believe that it is more likely than not that any deferred tax assets generated during 2004 will not be utilized; therefore no tax benefit was recorded. Our effective tax rate for the first nine months of 2004 was 7%. Our effective tax for the first nine months of 2003 was 39%.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow used in operations in the first nine months of 2004 was $65.7 million, compared to cash flow provided by operations of $43.9 million in the first nine months of 2003. This decrease was primarily due to the significant net loss and a decrease in deferred revenues on products accounted for under the consignment model, partially offset by a significant decrease in the gross amount of our accounts receivable. In the third quarter of 2004, we also reclassified $7.7 million from deferred product revenue to other accrued liabilities, recognizing the potential return of certain products accounted for under the consignment model, resulting from reduced demand and related expiration issues.

The gross amount of our accounts receivable decreased by $52.4 million, or 61%, in the first nine months of 2004 due to significant collections in 2004 for pharmaceutical products shipped during the fourth quarter of 2003 and a significant decrease in the amount of pharmaceutical products shipped during the first nine months of 2004. Additionally, as of September 30, 2004, our $33.4 million in gross accounts receivable were offset by $26.6 million in allowances for customer credits, which primarily consist of reserves we established to cover estimated future chargebacks and estimated future product returns. These reserves are necessary because we must either issue a credit on future sales or make a cash payment when a chargeback is issued or when wholesalers exercise their rights of return for our pharmaceutical products as the products near expiration.

Cash provided by investing activities was $87.4 million in the first nine months of 2004, primarily related to the cash proceeds from the M.V.I. and Aquasol sale, partially offset by $5.5 million of capital spending. Cash used in investing activities was $15.7 million in the first nine months of 2003, which included $9.9 million related to capital spending.

Net cash used in financing activities during the first nine months of 2004 was $23.3 million, primarily representing debt repayments of $164.0 million under the previous debt agreements and a termination payment of $9.4 million under our previous interest rate hedging agreement, partially offset by $147.5 million of borrowings under our senior credit facilities and $3.7 million in proceeds from the issuance of common stock primarily related to the exercise of stock options.

M.V.I. AND AQUASOL PRODUCT LINE SALE AND CONTINGENT PAYMENT

The agreement under which we acquired our M.V.I. and Aquasol product line was amended in July 2003. As amended, it provided for two $1.0 million guaranteed payments, which were made in August 2002 and 2003, eliminated a contingent payment of $2.0 million that was potentially due in August 2003 under the original agreement, and provided for a future contingent payment of $43.5 million, which we refer to as the M.V.I. Contingent Payment, potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulations by the U.S. Food and Drug Administration (FDA). The amount of the M.V.I. Contingent Payment was to be reduced by $1 million per month if the conditions for the contingent payment had not occurred by December 31, 2002. The amount of the M.V.I. Contingent Payment had decreased by $12.0 million by December 31, 2003. Such conditions were satisfied in January and February 2004, fixing the previously contingent liability under the amendment at $31.5 million. As a result of an amendment to the original acquisition agreement, we were precluded from recognizing this obligation as additional purchase price for the M.V.I. and Aquasol product line; therefore, we expensed this obligation in the first quarter of 2004. We sold the M.V.I. and Aquasol product lines on April 26, 2004. Because the $31.5 million contingent payment was not included in the basis of the assets sold, we recorded a gain from the sale transaction in the second quarter of 2004 of $37.5 million, which was partially offset by the expense for the M.V.I. Contingent Payment in the first quarter of 2004. We made the M.V.I. Contingent Payment, discounted to approximately $31.0 million, in April 2004. In the third quarter of

2004, we recorded an additional gain of $1.6 million related to a reduction in our post-closing obligations under the purchase agreement.

OTHER COMMITMENTS AND CONTINGENCIES

We may have to make contingent payments of $4.7 million over three years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of future manufacturing revenues at this facility. At September 30, 2004, these contingent payment obligations are not liabilities and have not been recorded on our consolidated balance sheet. We made interest payments on the senior subordinated notes of $9.7 million in April 2004 and $10.2 million in October 2004, and payments of $10.5 million and $10.1 million will be due on April 1 and October 1, 2005, respectively.

For additional information about other contingencies to which we are subject, including litigation and governmental investigations, see Part II, Item 1, "Legal Proceedings," below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Commitments and Contingencies" in our 2003 Form 10-K.

We are currently working with one of our major pharmaceutical product customers to resolve a payment issue. The customer has withheld payments to us and we, in turn, have withheld payments due to the customer and its affiliates under a separate agreement. At September 30, 2004, we believe the net amount due to us to be approximately $2.0 million. We continue to conduct business with the customer and its affiliates.

ANALYSIS OF LIQUIDITY

We have undergone two significant refinancings of our senior credit facilities in 2004 to address liquidity issues. Our liquidity position was negatively affected by inventory purchased and paid for by wholesalers in 2003, declining sales of pharmaceutical products due to generic competition, increased payments for the professional services of lawyers, accountants and other consultants, as well as the costs of the two refinancings.

In addition to the two refinancings of our senior credit facilities, we have undertaken other actions to address our liquidity position:

- -     in June 2004, we announced and implemented a 10% workforce reduction, including a reduction of our internal pharmaceutical sales force by approximately 30%, and refocused our pharmaceutical sales and marketing efforts to the hospital market;

- -     in September 2004, we announced and implemented a supplemental restructuring plan, which included an additional work force reduction and facility closure plan. We recorded a $13.7 million expense in the three months ended September 30, 2004, primarily representing severance costs and related employee-benefit related expenses, separation payments to our former chief executive officer and costs for leased facilities and aircraft which are no longer in use. Payments under these severance/separation arrangements and leases extend through 2006 and 2012, respectively; and

- -     we plan to sell non-revenue-generating assets in order to supplement our cash flow and to facilitate the availability of cash to coincide with anticipated cash needs. We are also exploring the potential sale of some or all of the assets comprising our Pharmaceutical Division and have engaged Rothschild Inc. to assist us. Sales of assets above specific thresholds will require the consent of the lenders under our senior credit facilities.

Our liquidity needs increased during 2003, and our annual net interest expense will exceed $30 million in 2004, including the interest payment on our senior subordinated notes of $10.2 million, which was paid in October 2004.

We believe, subject to the conditions and contingencies described above and in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Commitments and Contingencies," in our 2003 Form 10-K, including that our results of operations meet our most recent forecasts, that our cash flow from operations and borrowing capacity under our senior credit facilities, as recently amended as described below, will be adequate to meet our needs for working capital and anticipated capital expenditures. At September 30, 2004, we had $12.5 million outstanding under our revolving credit facility and additional borrowing capacity of $2.5 million.

If results of operations do not meet our forecasts, or if we are unable to sell sufficient assets, our actual cash flow from operations may be less than we anticipate. In the event cash flow from operations and borrowing capacity under our senior credit facilities are not sufficient to fund our cash needs, we may seek additional sources of financing, access to the capital markets or sale of assets, although there can be no assurance that we would be able to effect any such transaction on a timely basis on terms acceptable to us or at all. In addition, in those circumstances covenant violations under our senior credit facilities could occur. If we violate covenants under our senior credit facilities, we would seek waivers and amendments from our lenders, but we can give no assurance that any such necessary waivers and amendments would be available at all or on acceptable terms. If we were unable to obtain a waiver of future covenant violations, the lenders would be entitled to require immediate repayment of all amounts outstanding under the senior credit facilities. An acceleration of outstanding amounts under the senior credit facilities would also cause a default under, and could permit acceleration of, our senior subordinated notes due 2010. In the event of such an acceleration of indebtedness under our senior credit facilities and senior subordinated notes, we cannot assure you that we would be able to refinance such indebtedness or effect other transactions, including asset sales, necessary to repay such indebtedness, and may be required in those circumstances to seek a judicial restructuring of our debt.

For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Impact of Recent Events on 2004 Results" in our 2003 Form 10-K.

SENIOR CREDIT FACILITIES

On April 23, 2004, we entered into $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC ("Silver Point") as collateral agent, and Bank of America, N.A., as administrative agent. We entered into an amendment to these credit facilities on August 9, 2004 and August 13, 2004 to, among other things, increase the amount of the term loan by up to $10 million, extend the maturity date of the facilities by one year, increase the interest rate on the loans by an additional 1.5% subject to potential incremental reduction, adjust certain covenants under the facilities and waive certain defaults and events of default. As amended, our new senior credit facilities consisted of a $135 million senior secured term loan facility (of which $125 million was fully drawn at the initial closing in April and the remaining $10 million was drawn on August 13, 2004) and a $15 million senior secured revolving credit facility. Our senior credit facilities included a covenant requiring us to maintain combined availability under the revolving credit facility and cash and cash equivalents in the aggregate amount of $5.0 million plus certain other amounts related to payables, bank overdrafts and interest payments on the loans paid in the form of additional notes. The outstanding loans under our new senior credit facilities are payable in full on April 21, 2007. The August amendments also require us to retain FTI Consulting, Inc. during the term of the senior credit facilities unless certain available cash and annualized cost reduction thresholds are satisfied, at which time our retention of FTI could be terminated.

Our senior credit facilities are secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. As part of the initial borrowing under these senior credit facilities, we recorded a $6.2 million loss for the early extinguishment of debt related to the write-off of financing fees related to our previous senior credit facility. Subject to exceptions set forth in the definitive documentation, loans under our new senior credit facilities are also required to be prepaid with a negotiated percentage of:

- -     excess cash flow, as defined;

- -     non-ordinary course assets sales;

- -     net proceeds from the sale of subordinated indebtedness;

- -     net proceeds from equity issuances; and

- -     extraordinary receipts, as defined.

Optional reductions in revolving credit commitments and optional prepayments of term loans, as well as mandatory reductions in revolving credit commitments and mandatory prepayments of term loans from the net proceeds of asset sales, subject to defined exceptions, are subject to a prepayment fee equal to 3.5% until August 9, 2005, 2.5% for the subsequent 12 months, and 1.5% for the next 6 months (with no prepayment penalty payable for the remainder of the term). Prior to the August 9, 2004 amendment, outstanding loans under the facilities bore interest at a rate per annum equal to a defined LIBOR rate (with a floor of 2%), plus 6.25%, or a defined reference rate (with a floor of 4%), plus 5.25%, in each case payable monthly in arrears. As a result of, and effective with, the August amendments to these credit facilities, the applicable interest rate on outstanding loans was increased by an incremental amount, which was initially 1.5%, subject to incremental reductions based on our financial performance. An additional 1% per annum unused line fee is payable on unused revolving credit commitments, payable quarterly in arrears.

The proceeds of the initial borrowings under these facilities were used, together with the net cash proceeds from the M.V.I. and Aquasol Sale, to (i) fund payment of termination obligations with respect to our interest rate hedging agreement (discussed below), (ii) refinance our then-existing senior credit facility, (iii) fund the April 2004 interest payment due on our senior subordinated notes due 2010, (iv) provide for ongoing working capital and general corporate needs, and (v) pay for fees, costs and expenses in connection with the new senior credit facilities and other corporate transactions. As a result of changes to certain financial covenants effected by this amendment, we were in compliance with the adjusted covenants under our senior credit facilities at and for the applicable periods ended September 30, 2004.

Effective as of October 8, 2004, we amended our senior secured credit facilities to, among other things, adjust financial covenants. The senior secured lenders also waived compliance with certain financial covenants in the senior secured credit facility for the quarter ended September 30, 2004 and the quarter ending December 31, 2004 provided that we meet minimum consolidated EBITDA thresholds (as defined in the senior secured credit facility). The amendment also added a minimum gross revenue requirement of $40 million for the quarter ending December 31, 2004 and consented to certain asset disposition transactions and receipt of a deferred purchase price payment pursuant to which we received approximately $4.2 million in the aggregate. These transactions related to the sale of our investment in Aesgen and our M.V.I. and Aquasol product lines. The amendment also waived any requirement to prepay the senior secured loans with the net proceeds of these transactions.

On October 22, 2004, we entered into another amendment to our senior secured credit facility that increased the existing term loan facility under our senior secured credit facility by $30 million (the "Supplemental Term Loan"), subject to certain specified conditions which were satisfied on October 29, 2004. The Supplemental Term Loan was made available in up to three draws to be made on or prior to January 15, 2005, and we borrowed $20 million of such term loans on October 29, 2004. Following effectiveness of the amendment, our senior secured credit facility consisted of a term loan of up to $165 million and a revolving credit facility of up to $15 million.

The amendment also modified the interest rate on the entire senior secured credit facility, including the Supplemental Term Loan, to equal a defined LIBOR rate (with a floor of 2%) plus 8.25% per annum or a defined reference rate (with a floor of 4%) plus 7.25% per annum. The amendment also provided for a commitment fee equal to 0.75% per annum on any undrawn portion of the Supplemental Term Loan, payable monthly in arrears.

The amendment retained the April 21, 2007 maturity date of the senior secured credit facility and the optional and mandatory prepayment requirements and premiums described above.

The proceeds of the loans under the Supplemental Term Loan were and may be used
(i) to fund payment of the October 1, 2004 interest payment due on our senior subordinated notes, (ii) to pay for fees, costs and expenses in connection with the amendment and the October 2004 consent solicitation for our senior subordinated notes, and (iii) for working capital and other general corporate purposes.

The amendment retained substantially the same representations, warranties and affirmative and negative covenants as are provided in the existing senior secured credit facility, including limitations on liens, indebtedness, fundamental transactions, dispositions of assets, changes in the nature of our business, investments, acquisitions, capital and operating leases, capital expenditures, dividends, redemptions or other acquisitions of capital stock, redemptions or prepayments of other debt, transactions with affiliates, issuances of capital stock, modifications of indebtedness, organizational documents and other agreements, and retention of excess cash. The amendment also added a covenant requiring us to retain Rothschild Inc. or another financial advisor to assist with our exploration of the potential sale of some or all of the assets comprising our Pharmaceuticals Division.

The amendment also maintained the existing financial covenants under the senior secured credit facilities, including a minimum fixed charge coverage ratio, and a maximum total debt to trailing twelve-month EBITDA leverage ratio, but eliminated a minimum gross revenue covenant for the quarter ended December 31, 2004. Compliance with the fixed charge coverage ratio and the leverage ratio was also waived through the first quarter of 2005 so long as defined minimum EBITDA thresholds are satisfied. In addition, the amendment retained a covenant requiring certain levels of cash or revolver availability and increased the level of cash or revolver availability required for the period from March 31, 2005 through May 15, 2005 to $15,000,000.

The amendment also substantially retained the existing events of default under the senior secured credit facility, including, among others, nonpayment of principal, interest or fees, violations of covenants, inaccuracy of representations and warranties, a cross-default to our senior subordinated notes and other material indebtedness, bankruptcy events, and a change in control and added an event of default if we fail to pursue in good faith the exploration of the potential sale of some or all of the assets comprising our Pharmaceutical Division or other non-core assets.

SUBORDINATED NOTES DUE 2010

In March 2002, we issued $175 million of senior subordinated unsecured notes due 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. These notes originally had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. Prior to March 28, 2005, up to 35% of the notes are redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our senior credit facilities require us to repay all of the indebtedness under those facilities before we may repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness. We were in compliance with these covenants at September 30, 2004.

On March 31, 2004, the lenders under our then-existing credit agreement, which was then in default, exercised their right to block us from making the interest payment to holders of our senior subordinated notes due on April 1, 2004. Accordingly, we did not make that interest payment on April 1, 2004. In addition, our failure to timely file our 2003 Form 10-K constituted a default under the indenture governing the senior subordinated notes.

On April 20, 2004, we completed a solicitation seeking the consent from holders of our senior subordinated notes to approve a refinancing or replacement of our then existing credit facilities with our senior credit facilities and certain amendments to, and waivers under, the indenture governing the senior subordinated notes to, among other things:

- -     grant a lien to secure our obligations under the senior subordinated notes, which lien is junior to the liens securing our new senior credit facilities but covers the same collateral;

- -     increase the interest rate of the senior subordinated from 11% per annum to 11.5% per annum effective April 1, 2004;

- -     suspend our obligation under the indenture to file periodic reports with the SEC until the earlier of the date that our 2003 Form 10-K is filed with the SEC or September 30, 2004, and suspend our obligation under the indenture to furnish annual written statements of our accountants until the fifth day after the earlier of the date that our 2003 Form 10-K is filed with the SEC and September 30, 2004;

- -     further limit our ability to grant liens to secure certain obligations unless the liens are subordinate to the liens securing the senior subordinated notes or are otherwise permitted under the indenture; and

- -     limit our ability to incur up to $10 million of indebtedness, and to grant liens to secure that amount of indebtedness, not otherwise specifically permitted by the indenture, until our 2003 10-K is filed with the SEC or unless the indebtedness is incurred to fund an interest payment with respect to the senior subordinated debt.

Following the completion of this consent solicitation, we entered into a supplemental indenture to effect these amendments and waivers and made the interest payments that had been due on April 1, 2004, together with default interest.

On October 1, 2004, we failed to make the interest payment then due on our senior subordinated notes. The failure to make the October 1, 2004 interest payment constituted a default under our notes, subject to a 30-day cure period. On October 29, 2004, we made the interest payment, curing the default under the notes.

On October 29, 2004, we completed a solicitation seeking the consent from the holders of our senior subordinated notes to certain amendments to, and waivers under, the indenture governing our senior subordinated notes to, among other things:

- -     permit us to incur up to $30 million of additional indebtedness under credit facilities;

- -     permit us to incur additional senior debt in order to maintain $40 million
      (subject to an increase up to $50 million in order to allow us to make interest payments on the senior subordinated notes) in senior debt under credit facilities in the event we are required to pay down senior debt with the proceeds of asset sales;

- -     require that debt permitted to be incurred under a fixed charge coverage ratio test set forth in the Indenture must rank on parity with or be subordinated in right of payment to the senior subordinated notes and any liens granted to secure any such parity debt shall rank pari passu with the liens securing our senior subordinated notes;

- -     require proceeds of asset sales to be used to reduce senior debt under credit facilities to $40 million;

- -     provide that the liens on assets that secure obligations under our senior subordinated notes will continue if all senior debt is repaid, but will resume as junior liens if we thereafter incur any new senior debt;

- -     prohibit the payment in cash in excess of an aggregate of $5 million to settle pending litigation, excluding payments funded or reimbursed under insurance policies, until we make the interest payments due on our senior subordinated notes on April 1, 2005 and October 1, 2005;

- -     prohibit the payment of dividends on our common stock and other restricted payments (as defined in the Indenture) until the interest payments due on our senior subordinated notes on April 1, 2005 and October 1, 2005 are paid; and

- -     temporarily increase the interest rate on our senior subordinated notes by
      0.5% per annum (to 12% per annum), beginning on October 1, 2004 and ending on March 31, 2005.

The completion of the consent solicitation satisfied a condition of an amendment to our senior credit facilities (described above) that, among other matters, made available a supplemental term loan under the senior credit facilities that was used in part to make the October 1, 2004 interest payment on our senior subordinated notes, together with default interest thereon, on October 29, 2004 and to pay a consent fee related to the consent solicitation of $20 per $1,000 principal amount of the notes for which consents were validly tendered and not revoked in the consent solicitation. The October 29, 2004 interest payment cured the existing default under the senior subordinated notes.

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

FORWARD-LOOKING STATEMENTS, RISK FACTORS AND "SAFE HARBOR" LANGUAGE

This document contains forward-looking statements within the meaning of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Words such as "estimate," "project," "intend," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this document include statements about future financial and operating results, including the anticipated financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities for existing products, plans and objectives of management and markets for our common stock. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties, including the matters noted above, that could cause actual results to differ materially from those described in the forward-looking statements. These statements are not guarantees of future performance, involve certain risks, uncertainties and assumptions that are difficult to predict, and are based upon assumptions as to future events that may not prove accurate. Therefore, actual outcomes and results may differ materially from what is expressed in the forward-looking statement. In any forward-looking statement in which we express an expectation or belief as to future results, that expectation or belief is expressed in good faith and believed to have a reasonable basis, but there can be no assurance that the statement or expectation or belief will result or be achieved or accomplished. Additional risks and uncertainties pertaining to the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

- -     our ability to comply with financial covenants under our senior credit agreement or other indebtedness or receive waivers of prospective defaults under such agreements,

- -     our ability to generate sufficient cash from operations, asset sales or other transactions to fund our cash needs, and an inability to do so could result in our filing a voluntary petition for bankruptcy,

- -     our ability to continue to operate in the ordinary course and manage our relationships with our lenders, bondholders, vendors and suppliers and employees,

- -     our ability to effect the sale of some or all of the assets comprising our
      Pharmaceutical Division and other assets, if we choose to do so, on acceptable terms or at all,

- -     the investigations by the U.S. Attorney's office and the SEC into our financial reporting and related activity,

- -     the outcome of pending litigation filed against us,

- -     the outcome of pending litigations we have filed against others,

- -     significant changes in our management team,

- -     demand for our products and services and the products we produce for others,

- -     the prices that we can obtain for our products and services,

- -     the level of competition we face,

- -     our ability to attract and retain product development projects,

- -     distributors' and wholesalers' inventory levels and ordering and payment patterns,

- -     timely success in product development and regulatory approvals for new products and line extensions, both for our proprietary products and products we develop for our customers,

- -     market acceptance of new products and line extensions at levels that justify our cost of developing or acquiring these products,

- -     actions by the United States Food and Drug Administration ("FDA") in
      connection with submissions related to our products or those of our competitors or customers,

- -     other governmental regulations and actions affecting our products and services or those of our competitors,

- -     third-party payer decisions and actions affecting our products or those of our competitors or customers,

- -     our ability to participate in federal health care programs, including the
      Medicare and Medicaid programs,

- -     developments in patent or other proprietary rights owned by us or others,
      and

- -     general conditions in the economy and capital markets.

Additional factors that may cause the actual results to differ materially are discussed in Exhibit 99.1 to this report hereto and incorporated herein by reference and in our recent filings with the SEC, including, but not limited to,
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors and Forward Looking Statements" of our 2003 Form 10-K, our Current Reports on Form 8-K (including, without limitation, the Current Reports we filed on October 22, 2004 and October 28, 2004), and other periodic filings. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this section.

We do not undertake, and expressly disclaim, any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change. If foreign exchange rates were to increase by 10%, our net loss would have been higher by $0.1 million in the nine months ended September 30, 2004 due to the reduction in reported results from European operations.

We are also exposed to fluctuations in interest rates on borrowings under our senior credit facilities. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, annual interest expense on our variable rate debt would increase by approximately $1.5 million.

ITEM 4. CONTROLS AND PROCEDURES.

The Company has carried out an evaluation, under the supervision and with the participation of its Chief Executive Officer and interim Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2004. Disclosure controls and procedures are to be designed to ensure that material information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported on a timely basis. As a result of that review, our Chief Executive Officer and interim Chief Financial Officer have concluded that, as of September 30, 2004, the Company's disclosure controls and procedures were not adequate.

Internal control deficiencies were noted by the Special Committee's investigation. The investigation of the Special Committee is discussed in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Special Committee Investigation" of the Company's 2003 Form 10-K. The internal control deficiencies related to, among other things, a lack of adequate policies with respect to revenue recognition, and a lack of sufficient control processes and procedures to effectively monitor and manage wholesaler inventory levels, to ensure adequate contract-approval oversight, and to ensure effective and timely communication among sales, marketing, finance and legal staff regarding the terms and conditions of certain transactions, including new product launches. Also, with respect to the sales of pharmaceutical products, the Company's finance and accounting personnel lacked adequate training on the application of revenue recognition principles and the establishment of product return reserves.

In addition, in April 2004, in connection with their audit of the Company's consolidated financial statements for the year ended December 31, 2003, the Company's independent auditors identified and communicated to the Company and the Audit Committee two "material weaknesses" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company's accounting and public financial reporting of significant matters and to its initial recording and management review and oversight of certain accounting matters. The material weaknesses were with respect to the calculation and procedures for the analysis of revenue reserves for product sales and lack of procedures for timely communications from the Legal Department and operating divisions to the Finance Department impairing the ability to properly evaluate the accounting treatment for certain transactions the Company had entered into and assess the impact of such transactions in a timely manner. In addition, at that time, the Company's independent auditors identified and communicated to the Company and the Audit Committee a "reportable condition" (as defined under standards established by the American Institute of Certified Public Accountants) relating to the Company's internal controls over its financial reporting for investments. The reportable condition identified the Company's failure to perform a formal review of its investments and its failure to timely record patents or trademarks or to timely analyze the patents and trademarks for usefulness and possible impairment.

In light of the foregoing, the Company has taken the following actions after the end of 2003 to address the deficiencies described above:

- -     During the first quarter of 2004, contracted with a third-party consulting group, FTI Consulting, to provide transitional management services in the area of operations and finance.

- -     During the first quarter of 2004, reassigned all financial controllers from operating units into the Finance Department reporting to the Company's Controller and Chief Accounting Officer who reports directly to the Chief Financial Officer.

- -     Commenced a company-wide education effort regarding our Code of Conduct and contract-approval policies, training 930 North American-based employees during the second and third quarters of 2004. This included dedicating significant resources towards ensuring compliance with Company policies, procedures and applicable government regulations. We also assigned a manager for compliance matters and created an active, operational compliance committee of personnel across the Company's functions and business units to reinforce compliance.

- -     Implemented a more rigorous contract-approval process during the second quarter of 2004 wherein all divisions affected by a contract covered by such process must approve of the final draft prior to execution.

- -     Implemented formal revenue recognition protocols and training programs. In addition to a more rigorous examination of revenue recognition under generally accepted accounting principles and applicable SEC regulations, these protocols provide that the level of channel inventory and demand trends for products be considered in the analysis of revenue reserves for product sales. Key members of management and the finance department have been involved in development of these protocols. The Company intends to complete training of other employees during the fourth quarter of 2004.

- -     Initiated process enhancements to the customer credit approval process, which the Company began during the third quarter of 2004 and intends to complete during the fourth quarter of 2004.

- -     Initiated improvements to the budgeting and forecasting process, which the
      Company began during the third quarter of 2004 and intends to complete during the fourth quarter of 2004.

In addition, since December 31, 2003, the Company's then Executive Chairman and Chief Scientific Officer, Chief Executive Officers, Chief Operating Officer and Chief Financial Officer have left the Company. In March of 2004, Dr. Sancilio, the Company's Executive Chairman and Chief Scientific Officer, was appointed Chief Executive Officer and served in this position until September 27, 2004 when Dr. Ludo Reynders, a former executive at Quintiles Transnational Corporation, replaced him. In March 2004, Gregory F. Rayburn, a senior managing director with FTI Consulting, was appointed interim Chief Operating Officer. In April 2004, Timothy R. Wright was appointed President of the Company's Pharmaceuticals Products Division. Gina Gutzeit, a senior managing director with FTI Consulting, was appointed as interim Chief Financial Officer in May 2004.

The Company is fully committed to remediating control deficiencies identified by the Company's independent auditors and the Special Committee. The Company's efforts to strengthen its financial and internal controls continue, and the Company expects to complete remediation of the material weaknesses and reportable condition identified by its independent auditors by the end of 2004.

In view of the fact that the above described remedial efforts had not been completed by September 30, 2004, financial information presented in this Quarterly Report on Form 10-Q was prepared in the absence of adequate internal controls over financial reporting as of September 30, 2004, therefore, the Company devoted a significant amount of time and resources to the analysis of the financial information and documentation underlying the financial statements contained in this Quarterly Report.

In addition to the above described remedial efforts, the Company is in the process of documenting and testing our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. The Company has expended significant internal and external resources in this effort, and in remediating deficiencies identified, in anticipation of the reporting on internal controls as of December 31, 2004. Although the Company's management believes it has made significant progress in this area, there is significant risk that remediation of deficiencies may not be completed on a timely basis. On November 4, 2004, the Company's external auditors notified the audit committee of the Company's board of directors that they believed the Company is facing a significant risk of not completing its assessment on a timely basis and that even if management is able to complete its assessment, the independent auditors may not have sufficient time to complete their assessment and report on internal control over financial reporting by the filing deadline. The Company can provide no assurance at this time that management will be able to report that the Company's internal controls over financial reporting are effective as of December 31, 2004, or if management does conclude that such internal controls are effective that the Company's independent auditors will be able to attest that such internal controls are effective.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We are party to lawsuits and administrative proceedings incidental to the normal course of our business. Our material legal proceedings are described below. We cannot predict the outcomes of these matters. As noted below, we believe that any liabilities related to such lawsuits or proceedings could have a material adverse effect on our consolidated financial condition, results of operations and cash flows, if adversely determined. Prosecuting and defending these material legal proceedings, including responding to governmental inquiries, has resulted, and is expected to continue to result, in a significant diversion of management's attention and resources and an increase in professional fees.

GOVERNMENT INVESTIGATIONS

In April 2004, in connection with an investigation conducted by the United States Attorney's Office for the Western District of North Carolina (the "U.S. Attorney's Office"), we received five federal grand jury subpoenas for document production and potential testimony related to, among other things, certain transactions regarding our 2002 and 2003 financial information, the terms, conditions of employment and compensation arrangements of certain of our senior management personnel, compensation and incentive arrangements for employees responsible for the sale of our Brethine, Darvocet, calcitriol, azathioprine and Darvon Compound products, quantities of the foregoing products in distribution channels, financial benefits with respect to specified corporate transactions to our senior management and others, certain loans obtained by us, extensions of credit, if any, by us to officers or directors, accounting for sales and returns of our foregoing products, our analysts' conference calls on financial results, internal and external investigations of pharmaceutical product sales activities, and related matters. The SEC has also commenced an investigation and we have received a subpoena from the SEC covering similar matters. Certain of our current and former officers, directors and employees have received subpoenas to appear before the federal grand jury or requests to provide information to the U.S. Attorney's Office. A former officer of the Company, David M. Hurley, has been advised by the U.S. Attorney's Office that he is a target of its investigation. We and the Special Committee have agreed to cooperate fully with the government investigations, and the Special Committee has agreed to share all results of its investigation with the SEC and the U.S. Attorney's Office. The U.S. Attorney's Office, SEC and other government agencies that are investigating or might commence an investigation of aaiPharma could impose, based on a claim of fraud, material misstatements, violation of false claims law or otherwise, civil and/or criminal sanctions, including fines, penalties, and/or administrative remedies. If any government sanctions are imposed, which we cannot predict or reasonably estimate at this time, our business, financial condition, results of operations or cash flows could be materially adversely affected. These matters have resulted, and are expected to continue to result, in a significant diversion of management's attention and resources and in significant professional fees.

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

FEDERAL SECURITIES, DERIVATIVE AND ERISA LITIGATION

We and certain of our current and former officers and directors have been named as defendants in purported stockholder class action lawsuits alleging violations of federal securities laws and a stockholder derivative action alleging violations of state law fiduciary responsibilities. The securities lawsuits were filed beginning in February 2004 and are pending in the U.S. District Court for the Eastern District of North Carolina. The securities lawsuits assert claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 there under on behalf of a class of purchasers of our common stock during the period from January 31, 2002 through and including March 1, 2004. The securities complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period concerning our financial condition and that our financial statements did not present our true financial condition and were not prepared in accordance with generally accepted accounting principles. The securities complaints seek certification as a class action, unspecified compensatory damages, attorneys' fees and costs, and other relief. By order dated April 16, 2004, the district court consolidated the securities lawsuits into one consolidated action. We expect that these plaintiffs will file a consolidated, amended complaint in December 2004, to which we will respond in lieu of responding to the individual complaints. The stockholder derivative suit asserts state law claims for breach of fiduciary duty, gross negligence, breach of contract, and insider trading, and seeks unspecified compensatory damages, attorneys' fees and costs, and other relief.

In addition, we, one of our former officers, certain of our employees and others have been named in a purported class action brought by an aaiPharma pension plan participant and beneficiary asserting claims under ERISA on behalf of a class of all persons who are or were participants or beneficiaries of the aaiPharma Inc. Retirement and Savings Plan during the period from April 24, 2002 to March 31, 2004. The complaint alleges generally that the defendants breached fiduciary duties owed under ERISA with respect to the investment of Plan assets in aaiPharma stock by misleading participants and beneficiaries of the Plan regarding our earnings, prospects, and business condition. The complaint seeks certification as a class action, unspecified compensatory damages, attorneys' fees and costs, and other relief. This ERISA lawsuit is pending in U.S. District Court for the Eastern District of North Carolina. We expect that the plaintiff will file a consolidated, amended complaint in December 2004. The proceedings in this matter are expected to be coordinated with the securities lawsuits described above.

These lawsuits are at an early stage. A lead plaintiff was appointed in the federal securities litigation on October 14, 2004, and a consolidated amended complaint has not yet been served in the securities and ERISA litigation. The derivative action has not yet been served on us. We are not required to file an answer or motion to dismiss in the securities and ERISA lawsuits until after service of a consolidated amended complaint on us in those actions and no discovery has yet occurred in either the securities or derivative litigation. By, and subject to, the terms of our bylaws, we have certain obligations to indemnify our current and former officers, directors and employees who have been named as defendants in these lawsuits. We have purchased directors and officers liability insurance ("D&O insurance") that may provide coverage for some or all of these lawsuits and governmental investigations. We have given notice to our D&O insurance carriers of the securities and derivative suits described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies. There is a risk, however, that the D&O insurance carriers will rescind the policies or that some or all of the claims or expenses will not be covered by such policies; or that, even if covered, our ultimate liability will exceed the available insurance. Our fiduciary liability insurance carrier has denied coverage of claims made in connection with the ERISA litigation. Although we intend to vigorously pursue all defenses available in these lawsuits, an adverse determination in these lawsuits or an inability to obtain payment under our insurance policies for litigation and indemnification costs and any damages ultimately borne by us as a result of these lawsuits and investigations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

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

Two omeprazole-related cases have been filed against us by Dr. Reddy's Laboratories Ltd. and Reddy-Cheminor Inc. in the U.S. District Court for the Southern District of New York in July 2001 and November 2001. The plaintiffs in these cases have challenged the validity of five patents that we have obtained relating to omeprazole and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, in one of the suits, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. We have denied the substantive allegations made in these cases.

Both of these cases against us are in early stages of litigation. However, while these plaintiffs have sought approval from the FDA to market a generic form of Prilosec, to the best of our knowledge as of November 3, 2004, no such FDA approval has been granted to them. In addition, these plaintiffs' omeprazole product has been found in separate litigation to infringe certain patents of AstraZeneca and the infringement findings have been upheld on appeal. These lawsuits are essentially inactive at this time. Only limited discovery has occurred in these lawsuits and no additional discovery is currently being sought. No dates have been set for the trials. In the event that these lawsuits again become active, we intend to vigorously defend the patents' validity and to determine whether or not the plaintiffs' product infringes any of our relevant patents.

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

This case is in an early stage of litigation. While Andrx has received FDA approval for its generic omeprazole product, to our knowledge, it is not currently marketing this drug in the U.S. following judicial findings that Andrx's omeprazole product infringed certain AstraZeneca patents. No date has been set for trial. No discovery is currently being sought. We have filed a motion to dismiss the litigation on various grounds and Andrx has objected to our motion. The lawsuit is essentially inactive at this time. As of November 3, 2004, the judge has not decided our motion to dismiss the litigation.

The fourth case involving our omeprazole patents was brought in December 2002 by us against Kremers Urban Development Co., Schwarz Pharma Inc. and Schwarz Pharma AG (collectively, together with the other named defendants, "KUDCO") in the U.S. District Court for the Southern District of New York. KUDCO has a generic omeprazole product with final FDA marketing approval, was found not to infringe the AstraZeneca patents in the separate AstraZeneca patent litigation, and is currently selling its generic substitute for Prilosec in the U.S. marketplace.

We initially brought the lawsuit alleging infringement of our U.S. Patent No. 6,268,385. Following the collection of additional information concerning KUDCO's commercially marketed product, we sought leave of the court to file an amended complaint, adding additional claims of infringement and contributory infringement under our U.S. Patent No. 6,326,384 and joining as defendants Schwarz Pharma Manufacturing Inc. and Schwarz Pharma USA Holdings Inc. These two patents include, among other claims, claims directed to compositions and methods wherein certain characteristics of solid state omeprazole are essentially the same in formulated drug product as in its active ingredient.

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

KUDCO has filed its answer to our complaint, denying our claims, asserting various affirmative defenses to our claims (including patent invalidity and product non-infringement), and asserting counterclaims and antitrust violations under federal and state antitrust laws. KUDCO is also contesting the personal jurisdiction of the court over all of the defendants in this lawsuit other than Kremers Urban Development Co., Kremers Urban Inc. and Schwarz Pharma Inc. Motions on the jurisdictional issues are pending before the court. We have denied the substantive allegations made by KUDCO in its counterclaims, and the court has granted our motion to stay antitrust discovery.

Substantial discovery of both sides' documents and of defendants' product samples has occurred in the lawsuit, although both sides asserted numerous discovery deficiencies against the other. On February 26, 2004, the judge assigned the discovery disputes to a federal magistrate for resolution. Discovery is continuing at this time. The parties previously had agreed to the commencement of the trial in January 2005 but later moved the trial date to June 2005.

We have previously indicated to KUDCO a willingness to grant a license under our omeprazole patents for an appropriate royalty. In the absence of KUDCO taking a royalty-bearing license, we are seeking damages equal to a reasonable royalty on all infringing sales by the KUDCO defendants since commercial launch of their generic substitute for Prilosec on December 9, 2002 through the date of a judicial decision in the litigation, and a permanent injunction on subsequent sales thereafter (unless KUDCO takes a license), among other remedies, in the event that we ultimately prevail in the litigation. The KUDCO defendants have publicly confirmed sales of their generic omeprazole product during the first twenty-two months after launch of their product of approximately $1.3 billion. In the absence of a license or settlement, we intend to vigorously prosecute the case, defend our patent rights and defend against the foregoing defenses and counterclaims asserted by KUDCO. It is possible that the omeprazole-related patents subject to the foregoing four lawsuits will be found invalid, unenforceable or not infringed and, while currently stayed by the court, it is possible that the defendants' antitrust counterclaims in the KUDCO litigation will ultimately be allowed to proceed and be litigated. If adverse findings were to occur, they could have a material adverse effect on our consolidated financial statements, results of operations and cash flow.

In cases where we have initiated an action, we intend to prosecute our claims to the full extent of our rights under the law. In cases where we are named defendants, we intend to vigorously pursue all defenses available.

ATHLON LITIGATION

On April 15, 2004, we filed a lawsuit against Athlon Pharmaceuticals, Inc. in the U.S. District Court for the Northern District of Georgia seeking a declaratory judgment that we were entitled to terminate the Service Agreement (the "Athlon Service Agreement") dated July 16, 2003, as amended, between us and Athlon as well as damages and injunctive relief for material breaches of the Athlon Service Agreement by Athlon. The Athlon Service Agreement incorporated the terms and conditions pursuant to which representatives of Athlon would promote the sale of our Darvocet A500 product to physicians. We initially paid Athlon $3,350,000 to build its sales force to promote the sale of our Darvocet A500, and the terms of the Athlon Service Agreement would require us to pay Athlon an additional $1,200,000 each month for such services for the contract period of 36 months, commencing in October 2003, subject to Athlon's compliance with certain representations, warranties and covenants, some of which are described below.

The lawsuit asserts that Athlon has materially breached the Athlon Service Agreement in several ways, including failure to: (i) provide the required number of sales representatives during our launch of Darvocet A500 commencing in October 2003, (ii) use its best efforts to promote Darvocet A500 at the targeted levels of first and second pharmaceutical details to physicians, (iii) perform the services to the best of its ability, as contractually required, and (iv) require its sales representatives to perform the contracted services, as required, in a professional manner consistent with industry standards and in conformance with that level of care and skill ordinarily exercised by professional contract sales organizations in similar circumstances. The lawsuit also asserts that Athlon breached its representation and warranty that it would perform, and would require its sales representatives to perform, the contracted services in substantially the same manner that it would promote Athlon's own products.

Athlon has asserted several counterclaims, including breach of an implied covenant of good faith in fair dealing and anticipatory breach of the contract. We have filed a reply denying these allegations.

In May 2004, we ceased making payments under the Athlon Service Agreement, and on June 4, 2004, we sent a notice of termination of the agreement to Athlon. On July 7, 2004, we amended the lawsuit to assert claims of fraud and breaches of contract and implied covenants, seeking to recover compensatory and punitive damages and attorneys' fees. Athlon has amended its counterclaim to assert fraud claims and to seek punitive damages. The litigation is in its early stages and discovery has commenced. No trial date has been set.

On August 11, 2004, Athlon filed a lawsuit against us, also in the U.S. District Court for the Northern District of Georgia, alleging that we breached the Asset Purchase Agreement (the "Purchase Agreement") dated July 16, 2003 pursuant to which we acquired Darvocet A500 from Athlon. Athlon is seeking royalties it alleges we failed properly to calculate and pay under the Purchase Agreement, as well as attorneys' fees.

We have denied the substantive allegations in this case and have moved to have the case consolidated with the contract sales force litigation described above. Athlon is resisting consolidation. We have also filed counterclaims. This litigation is also in its early stages, and discovery has recently begun. No trial date has been set.

We intend to prosecute our claims and counterclaims, and defend against the claims and counterclaims made by Athlon, in these lawsuits to the full extent permitted by law.

CIMA LITIGATION

In August 2004, CIMA Labs, Inc. initiated a lawsuit against us in Hennepin County District Court in Minnesota alleging fraud and breach of contract relating to the merger agreement that we had entered into with CIMA on August 5, 2003. In its complaint, CIMA seeks to recover the $11.5 million it paid to us pursuant to that merger agreement upon CIMA's termination of that merger agreement to permit it to accept a competing merger proposal, as well as $5 million in other costs. We have filed an answer to CIMA's complaint denying liability and CIMA has initiated discovery requests. The Company intends to continue to vigorously defend this litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

                                                                                                   (d) MAXIMUM NUMBER (OR
                                                                       (c) TOTAL NUMBER OF       APPROXIMATE DOLLAR VALUE)
                                (a)                    (b)              SHARES (OR UNITS)        OF SHARES (OR UNITS) THAT
                           TOTAL NUMBER           AVERAGE PRICE       PURCHASED AS PART OF          MAY YET BE PURCHASED
                         SHARES (OR UNITS)       PAID PER SHARE        PUBLICLY ANNOUNCED            UNDER THE PLANS OR
PERIOD                       PURCHASED *             (OR UNIT)           PLANS OR PROGRAMS                 PROGRAMS
- ------                       -----------              --------           -----------------                 ---------
July                                  16,763         $     5.43                 -                             -

August                                     -                  -                 -                             -

September                             59,452               2.35                 -                             -
                              --------------
Total                                 76,215         $     3.03                 -                             -
                              ==============

* All of these shares were purchased on the open market by the trustee of the Company's Retirement Savings Plan with amounts provided by the Company as an employer match. These shares are held as assets of the plan. The Company does not consider these purchases to be part of a publicly announced plan or program.

ITEM 6.  EXHIBITS

A list of the exhibits required to be filed as part of this Quarterly Report on Form 10-Q is set forth in the "Exhibit Index," which immediately precedes such exhibits, and is incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   AAIPHARMA INC.

Date:    November 9, 2004          By: /s/ Timothy R. Wright
                                    -----------------------
                                   Timothy R. Wright
                                   Interim President and Chief Executive Officer

Date:    November 9, 2004          By: /s/ Gina Gutzeit
                                   --------------------------
                                   Gina Gutzeit
                                   Interim Chief Financial Officer

                                 AAIPHARMA INC.
                                  EXHIBIT INDEX

EXHIBIT
  NO.                                 DESCRIPTION

3.1 Amended and Restated Certificate of Incorporation of the Company, and amendments thereto (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2003)

3.2       Amended By-laws of the Company (incorporated by reference to Exhibit
          3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000)

4.1       Indenture (which includes the form of 11% senior subordinated note due
          2010) dated as of March 28, 2002 between the Company, certain of its subsidiaries as guarantors and Wachovia Bank, National Association (formerly, First Union National Bank), as Trustee (incorporated by reference to Exhibit 4310.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-85602) filed with the SEC on April 5,
          2002)

4.2 First Supplemental Indenture, dated as of April 20, 2004, among the Company, certain of its subsidiaries as guarantor parties thereto and Wachovia Bank, National Association (formerly, First Union National
          Bank), as Trustee (incorporated by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed with the SEC on April 27,
          2004)

4.3 Security Agreement, dated as of April 23, 2004, made by the Company and certain subsidiaries of the Company as grantors in favor of Wachovia Bank, National Association, in its capacity as collateral agent for the holders of the Company's 11% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K filed with the SEC on April 27, 2004)

4.4 Pledge and Security Agreement, dated as of April 23, 2004, made by the Company and certain subsidiaries of the Company as pledgors in favor of Wachovia Bank, National Association, in its capacity as collateral agent for the holders of the Company's 11% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K filed with the SEC on April 27, 2004)

4.5 Second Supplemental Indenture, dated as of October 29, 2004, among the Company, certain of its subsidiaries as guarantor parties thereto and Wachovia Bank, National Association (formerly, First Union National
          Bank), as Trustee (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 4,
          2004)

10.1 First Amendment to Financing Agreement and Security Agreement dated as of August 9, 2004 by and among aaiPharma Inc. and certain of its subsidiaries, the financial institutions from time to time party thereto, Silver Point Finance, LLC, as collateral agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 11, 2004)

10.2 Second Amendment to Financing Agreement, dated as of August 13, 2004, among aaiPharma Inc., certain subsidiaries of aaiPharma Inc., the financial institutions from time to time party thereto, Silver Point Finance, LLC, as collateral agent and Bank of America, N.A. as administrative agent

10.3 Third Amendment to Financing Agreement, dated as of October 8, 2004, among aaiPharma Inc., certain subsidiaries of aaiPharma Inc., the financial institutions from time to time party thereto, Silver Point Finance, LLC, as collateral agent and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 13, 2004)

10.4 Fourth Amendment to Financing Agreement, dated as of October 22, 2004, among aaiPharma Inc., certain subsidiaries of aaiPharma Inc., the financial institutions from time to time party thereto, Silver Point Finance, LLC, as collateral agent and Bank of America, N.A. as administrative agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated October 22, 2004)

10.5 Amendment to Employment Agreement, dated as of September 27, 2004, between aaiPharma Inc. and Frederick D. Sancilio, Ph.D. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 29, 2004)

10.6 Employment Agreement, dated as of September 27, 2004, between aaiPharma Inc. and Ludo Reynders (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated September 29, 2004)

31.1  Certification pursuant to Exchange Act Rule 13a - 14(a) of Timothy R.
      Wright

31.2  Certification pursuant to Exchange Act Rule 13a - 14(a) of Gina Gutzeit

32.1  Certification Pursuant to 18 U.S.C. Section 1350

99.1  Risk factors