Form 10-K
period 2004-12-31
AAIPHARMA INC
filed 2005-04-27
CIK 1013243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to _________

Commission File Number 0-21185

aaiPharma Inc.

(Exact name of Registrant as specified in its charter)

Delaware	04 2687849
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification no.)

2320 Scientific Park Drive, Wilmington, NC 28405
(Address of principal executive offices) (Zip code)

(910) 254 7000
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

Yes ☑ No ☐

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2004, computed by reference to the closing price of the common stock on that date was $ 59,666,943.

The number of shares outstanding of registrant’s common stock as of April 1, 2005 was 28,585,582 shares.

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

Trademarks and Trade Names

We own the following registered and unregistered trademarks: Darvocet®, Darvon®, Darvon-N®, Darvocet-N®, Darvocet A500™, Brethine®, ProSorb®, ProSorb-D™, Lynxorb™, ProSLO®, ProSLO II™, ProCore®, Oramorph® SR, ProLonic AQ™, Roxanol™, Roxicodone®, AzaSan®, aaiPharma®, AAI®, AAI Development Services™ and Applied Analytical Industries®. AzaSan® is a registered trademark owned by us and licensed to Salix Pharmaceuticals. Unless the context otherwise requires, references in this document to Darvon are to Darvon® and Darvon-N® collectively and references to Darvocet are to Darvocet-N® and Darvocet A500™. We also reference trademarks owned by other companies. Prilosec® is a registered trademark of AstraZeneca AB, Dolophine® is a registered trademark of Eli Lilly and Company, Allegra-D® is a registered trademark of Aventis Pharmaceuticals Inc., Proventil® is a registered trademark of Schering Corporation, Volmax® is a registered trademark of GlaxoSmithKline, Imuran® is a registered trademark of Prometheus Laboratories Inc., M.V.I.® and Aquasol® are registered trademarks owned by Mayne Pharma (USA) Inc., Duraclon® is a registered trademark owned by Fujisawa Healthcare, Inc. and licensed to us, Avinza® is a registered trademark owned by Ligand Pharmaceuticals, Inc., MS Contin® is a registered trademark owned by Purdue Pharma, L.P., and Kadian® is a registered trademark owned by Alpharma Inc. All references in this document to any of these terms lacking the “®” or “TM” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

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

We also use our drug development capacity to work on our own internal product pipeline. In the 1990s, we helped establish two companies which received approvals for products we developed. We also entered into various shared-risk arrangements with companies to bring pharmaceutical products to the market based on development work we conducted.

In 2001, we began pursuing a product acquisition strategy to expand our operations as a specialty pharmaceutical company. Between August 2001 and April 2002, we acquired three lines of pharmaceutical products. In late 2003, we completed the acquisition of a line of pain products from Elan Corporation, plc (“Elan”). In April 2004, we sold the multivitamin infusion product line that we had acquired in 2001.

In 2004, we operated through the following businesses:

•	Product Sales (the Pharmaceuticals Division);

•	Development Services (the AAI Development Services Division); and

•	Product Development (Research and Development).

For information about the net revenues, income (loss) from operations and total assets of each segment of our business for each of the last three years, see Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

In March 2005, we reorganized our operating structure to reflect our decision to curtail our research and development activities in light of our financial condition. As a result of this reorganization of our operating structure, we currently operate in only two business segments – proprietary pharmaceutical product development and sales through our Pharmaceuticals Division and development services offered to third parties through our AAI Development Services Division.

Overview of Financial Condition

We incurred a substantial net loss and loss from operations for 2004 and the quarter ended December 31, 2004. (See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview of Results of Operations.”) In 2005, our results of operations have continued to deteriorate as customer concerns regarding our financial condition have affected sales of our pharmaceutical products and our ability to obtain and maintain development services engagements. As a result of our substantial and recurring operating losses, we believe that we do not have adequate sources of liquidity to fund our operations in the near term unless we obtain additional sources of liquidity. We did not make the $10.5 million scheduled interest payment due on our senior subordinated notes on April 1, 2005 and have discontinued payments under leases for assets not used in operations.

In light of our current financial condition, we believe that our operations can no longer support our existing debt and that we must restructure our debt to levels that are more in line with our operations. Thus, it is highly likely that we will seek relief under chapter 11 of Title 11 of the U.S. Code

(the “Bankruptcy Code”) which would substantially dilute and may eliminate the interests of the holders of our common stock. For additional discussion of our financial condition and liquidity, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

Pharmaceuticals Division – Our Product Sales Business

The Pharmaceuticals Division markets and commercializes the pharmaceutical products that we have acquired or developed. In addition, the Pharmaceuticals Division manages the development of our pipeline products, see “Research and Development – Our Internal Product Development Pipeline.” We commercialize products in the pain and critical care therapeutic areas. Our pain products include Duraclon, Drug Enforcement Administration (DEA) Schedule IV products (Darvon/Darvocet) and DEA Schedule II products (Methadone injectable, Roxicodone, Roxanol, and Oramorph SR). Our critical care products are used to treat organ rejection in kidney transplants (azathioprine) and severe asthma (Brethine).

Potential Divestiture of Assets

We have been exploring a potential sale of some or all of the assets of our Pharmaceuticals Division, including the Darvon/Darvocet products, as well as other operating assets. On March 31, 2005, we entered into an exclusivity agreement with a potential purchaser of the assets of our Pharmaceuticals Division to facilitate continued due diligence and negotiation over a potential sale. This written agreement expired on April 22, 2005, though we are continuing to negotiate with this potential purchaser on an exclusive basis. We have not yet reached a definitive agreement with this potential purchaser for the sale of any assets. In addition, we have not determined to sell any material assets, and we plan to continue to operate our Pharmaceuticals Division if we do not complete a sale of its assets. Any sale of some or all of the assets of our Pharmaceuticals Division would likely occur as part of a bankruptcy proceeding, and thus would be subject to the approval of the bankruptcy court and may be subject to the approval of the lenders under our senior credit facilities, the holders of our notes and our stockholders.

Distribution of Pharmaceutical Products

We have contracted with a subsidiary of Cardinal Health, Inc. to provide warehousing, distribution, inventory tracking, customer service, and financial administrative assistance related to our pharmaceutical product distribution program, including management of applicable chargebacks, and accounts receivable collection.

On December 26, 2003, we entered into an agreement with a second subsidiary of Cardinal Health, Inc., effective as of October 1, 2003, to act as our exclusive distributor for our Brethine injectable product for a three-year period.

Manufacturing Capability

We currently manufacture a highly toxic drug product, along with DEA controlled substance products, for ourselves in our manufacturing facility in Wilmington, North Carolina. Although our manufacturing generally covers small volume products, our manufacturing capability has been upgraded to allow commercial volume manufacture of a portion of the Darvon and Darvocet family of products in our own facility. In addition, we operate a 48,000-square-foot sterile manufacturing facility in Charleston, South Carolina where we manufacture sterile, injectable products, including our Methadone injectable product and the vial presentation of our Brethine injectable product.

Marketing and Sales

We initially marketed our pharmaceutical product lines through a contract sales force. In late 2002, we created an internal sales and marketing capability to augment this contract sales force. In connection with our launch of Darvocet A500, we entered into a Service Agreement with Athlon Pharmaceuticals, Inc. pursuant to which representatives of Athlon would promote the sale of our Darvocet A500 product to physicians. We terminated this agreement in June 2004, but it remains the subject of litigation between the parties. (See Part I, Item 3, “Legal Proceedings – Athlon Litigation” below). In the second quarter of 2004, we made a strategic decision to refocus our sales force to the hospital and pain clinic markets following our acquisition of Duraclon, Oramorph SR and a Methadone injectable product. Our sales force was redesigned to provide experienced and knowledgeable professionals to sell our complex, highly technical specialty pharmaceutical products to a sophisticated target market. We believed that this new, narrower focus would create greater efficiencies for our sales team and allow us a forum to discuss the clinical benefits of our products. In the fourth quarter of 2004, we made the decision to eliminate our sales force due to our liquidity issues. We reached the conclusion that we could not afford to build our sales force to a sufficient scale that would be effective in increasing product revenues sufficient to justify the cost of our sales force. As of December 31, 2004, we no longer employed a pharmaceutical products sales force. Instead, we rely on a small commercial group that works at maintaining logistical supply, works with large wholesalers and hospital buying groups, and performs other activities needed to maintain an ongoing pharmaceutical products commercial business.

Our Pharmaceutical Products

We commercialize products in two therapeutic areas: pain management and critical care.

Pain Management Products

Roxicodone, Oramorph SR, Roxanol and Duraclon Product Lines. On December 2, 2003, we acquired a line of pain management products, which treat moderate-to-severe pain, and existing inventory from subsidiaries of Elan. We acquired these product lines, inventory and related intangible assets for $102.5 million, exclusive of transactional costs. These products consist of three brands of DEA Schedule II (CII) pain products — Roxicodone (oxycodone hydrochloride) tablets and immediate release oral solutions, Oramorph SR (morphine sulfate) sustained-release tablets, and Roxanol (morphine sulfate) immediate release oral solutions. We also acquired a non-scheduled pain management product, Duraclon (clonidine hydrochloride) injection, as part of the same transaction. DEA Schedule II pain products are regulated as controlled substances by the U.S. Drug Enforcement Administration. Each of these DEA Schedule II pain products, other than Oramorph SR, is subject to generic competition. Oramorph SR is subject to therapeutic substitution by pharmacists in certain states.

Supply of Product. Roxicodone, Oramorph SR, Roxanol and Duraclon are manufactured and supplied by third parties. Duraclon is currently purchased on a purchase order basis from American Pharmaceutical Partners, Inc. Roxicodone, Oramorph SR, and Roxanol are purchased pursuant to a manufacturing agreement between Roxane Laboratories, Inc. (“Roxane”) and Elan Pharma International Limited dated September 28, 2001 (the “Roxane Supply Agreement”). We assumed Elan Pharma International Limited’s rights and obligations under the Roxane Supply Agreement. The term of the Roxane Supply Agreement expires on September 27, 2006. Roxane manufactures the applicable products in its Columbus, Ohio facility.

Darvon and Darvocet. On March 28, 2002, we acquired from Eli Lilly the U.S. rights to the Darvon and Darvocet branded product lines in the U.S. (and the existing inventory of these products). The Darvon and Darvocet products are prescribed for the treatment of mild-to-moderate pain. The acquired products include Darvon (propoxyphene hydrochloride), Darvocet-N (propoxyphene napsylate and acetaminophen), Darvon-N (propoxyphene napsylate) and Darvon Compound-65 (propoxyphene hydrochloride, aspirin, and caffeine).

These product lines have been sold in the U.S. for over 25 years, with the initial marketing of Darvon beginning in 1957. Darvon’s patent exclusivity expired in 1973 and Darvon-N and Darvocet-N’s patent exclusivity expired in 1985. The first generic version of Darvon was introduced in 1973, and by 1985, numerous generic products were being marketed for substitution for Darvon and Darvocet.

We paid $211.4 million in cash, exclusive of transactional costs, for the rights in the U.S. to these products and Eli Lilly’s existing inventory of these products. In addition, we have agreed to pay Eli Lilly royalties upon sales of our future developed improvements to the Darvon and Darvocet products or other products containing the active ingredient propoxyphene and any other pharmaceutical products sold under the name Darvon, Darvocet or certain other trademarks. We agreed to pay royalties for future products during each calendar quarter for a ten-year period beginning upon the product’s commercial introduction, provided that the total net sales of all of these future products, combined with the total net sales of the current Darvon and Darvocet products, exceed $15.0 million in the applicable calendar quarter. Darvocet A500 is the only product we currently sell that could subject us to a royalty payment; however, no royalties were payable for sales made in 2004. Under our agreement with Eli Lilly, we are not required to pay any royalties on the sales of the Darvon and Darvocet products themselves that we acquired from Eli Lilly.

Supply of Product. Until the agreement expired on December 31, 2004, we were party to a manufacturing agreement, as amended, that we entered into with Eli Lilly under which Eli Lilly agreed to supply specified quantities of the acquired products and the bulk active ingredient from and after closing for the then-existing twelve Darvon and Darvocet product presentations (form, dosage and packaging). We purchased these products manufactured by Eli Lilly for a fixed unit cost, subject to a percentage increase on each January 1 plus any increase in Eli Lilly’s cost of raw materials during that year. However, the purchase price for these products was no less than Eli Lilly’s standard cost of manufacturing, which included raw materials, direct labor, and plant overhead attributable to the Darvon and Darvocet products. We are currently manufacturing in our Wilmington, North Carolina facility all of the products previously manufactured by Eli Lilly, except for our Darvocet N 100 product. This product is manufactured by DSM Pharmaceuticals Inc. pursuant to a supply agreement that expires in January 2009.

Darvocet A500. We acquired a product which we subsequently branded as Darvocet A500 from Athlon Pharmaceuticals in July 2003. Darvocet A500 contains 500 mg of acetaminophen, compared to 650 mg in Darvocet-N 100. We received FDA approval of Darvocet A500 on September 10, 2003, launched the product in September 2003 and initiated a national campaign in October 2003. Under the acquisition agreement for this product, we owe Athlon royalties on a quarterly basis until 2023 in an amount equal to 10% of net sales of our Darvocet A500 product and any other combination propoxyphene napsylate and acetaminophen products we may sell in the future.

In connection with the acquisition, we entered a three-year services agreement with Athlon Pharmaceuticals to provide sales support in designated territories throughout the United States for the Darvocet A500 product. After providing notice to Athlon of its material breach under this agreement, we terminated this agreement on June 4, 2004 and initiated litigation. Athlon has brought counterclaims seeking payment of unpaid monthly payments under the terminated contract and additional litigation, now consolidated, with respect to the royalty provisions of the asset purchase agreement pertaining to Darvocet A500. The litigation is continuing. See Part I, Item 3, “Legal Proceedings – Athlon Litigation” below.

Supply of Product. Darvocet A500 is manufactured and supplied by Mikart, Inc. (“Mikart”). Mikart manufactures Darvocet A500 in its Atlanta, Georgia facility. We have entered into an agreement with Mikart to supply us with our requirements for Darvocet A500 for an initial term ending 2013. Thereafter, the agreement with Mikart will continue for successive one-year renewal terms unless terminated by either party as set forth in the agreement. The agreement requires us to make a payment to Mikart if we have not purchased a set amount of Darvocet A500 by September 2006. In the fourth quarter of 2004, we incurred a purchase commitment charge of $11.7 million in connection with the establishment of a reserve related to this minimum purchase requirement. We are currently negotiating with Mikart to extend the term of the agreement by an additional multi-year period, and to amend our obligation to purchase the minimum level of Darvocet A500 products to include additional products to be manufactured by Mikart for us under this agreement and applied against our minimum purchase requirement. If we are successful in amending the agreement on this basis, the reserve and corresponding charge may be reversed in a subsequent period. We cannot provide any assurance, however, that we will be successful in amending the agreement on any terms.

Methadone Hydrochloride Injection. In April 2003, we acquired exclusive rights to a parenterally administered methadone injectable product, formerly branded as Dolophine Hydrochloride Injection, from Roxane. This product is indicated for the treatment of moderate-to-severe pain not responsive to non-narcotic analgesics, and for use in temporary treatment of opioid dependence in patients unable to take oral medication.

We manufacture this product at our facility in Charleston, South Carolina.

Critical Care Products

Brethine. On December 13, 2001, we acquired the U.S. rights to the Brethine branded product line from Novartis Pharmaceuticals Corporation and Novartis Corporation for $26.6 million in cash, exclusive of transactional costs. On April 19, 2004, the FDA approved our Supplemental New Drug Application for a vial presentation of the injectable form of this product, which replaced our former ampul presentation. On November 1, 2004, we launched our Brethine vial presentation into the U.S. market.

IMPAX Laboratories has been marketing a generic version of the oral form of Brethine since July 2001. Multiple generic versions of the injectable form of this drug, including a vial presentation, were approved starting in May 2004.

Supply of Product. Until the agreement expired on December 13, 2004, we were party to an interim supply agreement with Novartis providing for manufacture and packaging of the oral and injectable form of Brethine for sale by us in the U.S. Under this supply agreement, we purchased the products for a fixed unit cost that was subject to an annual price adjustment on January 1, 2003 and January 1, 2004 tied to the Consumer Price Index. We have transferred the Brethine vial manufacturing processes to our Charleston, South Carolina facility.

Azathioprine. In 2003, we received FDA approval to market three internally developed line extensions of additional strengths to our current 50 mg generic azathioprine tablet product: 25 mg, 75 mg and 100 mg tablets. We began selling the 75 mg and 100 mg products in the first quarter of 2003. In November 2003, we granted Salix Pharmaceuticals an exclusive license to market the 25 mg, 75 mg, and 100 mg strengths of Azasan (azathioprine) and we licensed our Azasan trademark to Salix. Under the agreement with Salix, we receive royalties on net sales. Salix has the right to terminate this agreement at any time with six months’ written notice after October 31, 2006. We entered into a three-year supply agreement with Salix to continue to manufacture these products and supply all of Salix’s needs. We continue to manufacture and sell our 50 mg azathioprine tablet product as a generic product.

Product Disposition and Discontinuance During 2004

M.V.I. and Aquasol. On August 17, 2001, we acquired the M.V.I. and Aquasol branded lines of critical care injectable and oral nutritional products from AstraZeneca for $52.5 million, exclusive of transactional costs, paid at closing, plus additional consideration described below. Our M.V.I. and Aquasol product line acquisition agreement was amended on July 22, 2003. As amended, it provided for two $1.0 million guaranteed payments, which were made in August 2002 and 2003, eliminated a contingent payment of $2.0 million that was potentially due in August 2003 under the original agreement, and provided for a future contingent payment of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulation by the FDA. The amount of the $43.5 million contingent payment was to be reduced by $1 million per month if the conditions for the contingent payment had not occurred by December 31, 2002. The conditions for the contingent payment were not met by the required date, so the amount of the contingent payment had decreased by $12.0 million by the end of December 2003. Such conditions were satisfied in January and February 2004, fixing the liability at $31.5 million, which was charged to operations and recorded as a liability on our consolidated financial statements in the first quarter of 2004. Also on July 22, 2003, the M.V.I. supply agreement with the seller was extended through 2008, subject to early termination rights by us on six months’ notice given at any time, and by the supplier on twenty-four months’ notice given at any time on or after August 17, 2004. The M.V.I. and Aquasol product lines did not have separable assets and liabilities associated with them other than inventory; therefore, we allocated the remaining purchase price to acquired identifiable intangible assets.

On April 26, 2004, we sold our M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to adjustments based on inventory levels at closing and other post-closing obligations. Of that amount, $10 million was held in escrow to satisfy our post-closing obligations under the agreement. In September 2004, approximately $1.6 million of this escrowed amount was paid to us. We do not anticipate receiving any additional payments out of this escrow. At the closing of the transaction, we paid to AstraZeneca AB the $31.5 million payment due in August 2004, which was discounted to approximately $31.0 million. This payment represented a payment upon FDA approval of the reformulated product under the terms of the amended purchase agreement with AstraZeneca.

Calcitriol. In February 2002, we purchased a calcitriol product from Aesgen, Inc. for payments of $1.0 million in cash and additional contingent milestone payments of up to $1.5 million. Calcitriol is a drug used primarily to treat chronic kidney dialysis patients with abnormally low levels of calcium in their blood. In 2003, the prerequisite for payment of $500,000 of such contingent milestones occurred and such payment was made to Aesgen. The prerequisites for payment of the remaining $1.0 million of such contingent milestones were not met.

We also sold calcitriol under an exclusive manufacturing and co-promotion agreement with Sicor Pharmaceuticals, Inc. pursuant to which we acquired U.S. marketing rights to, and sold, Sicor Pharmaceuticals’ calcitriol product under their regulatory approval. We amended the 2002 calcitriol injection acquisition agreement with Aesgen in 2003 to provide for royalty payments to Aesgen on the gross margin we realized from our sales of the calcitriol product marketed under Sicor’s regulatory approval and to provide for potential payments to Aesgen in connection with a reacquisition by Sicor or an assignment to a third party of the U.S. marketing rights to calcitriol injection. On December 23, 2004, Sicor Pharmaceuticals reacquired its U.S. marketing rights to calcitriol injection, pursuant to the termination of the manufacturing and co-promotion agreement discussed above. In connection with such termination, Sicor paid us $3.5 million. We no longer commercialize calcitriol.

AAI Development Services — Our Development Services Business

AAI Development Services offers a comprehensive range of pharmaceutical product development services to our customers, who are located worldwide. These services include formulation development, analytical, microbiological, bioanalytical and stability testing services, production scale-up, biotechnology analysis, human clinical trials, regulatory and quality consulting, and manufacturing. These services generally are provided on a fee-for-service basis.

AAI Development Services provides its services, both individually and in an integrated fashion, to:

•	our customers, to help them develop, optimize, control, and supply their drug products;

•	our Pharmaceuticals Division, to support product life cycle management and commercial manufacture of the acquired drug products; and

•	our research and development activities, by executing on defined project plans and managing our portfolio of patents and drug-delivery technologies.

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

The formulation development group also manages our portfolio of intellectual property assets, including patents and technologies, which are available for licensing to third parties or incorporation into our existing product pipeline, see “Research and Development – Our Drug-Delivery Technologies.”

Manufacture of Clinical Trial Supplies and Third Party Pharmaceutical Products. AAI Development Services manufactures clinical trials materials for Phase I through IV drug-product clinical trials. It has experience in manufacturing tablets, capsules, liquids, and suspensions. Outsourcing of clinical supply manufacturing is particularly attractive to pharmaceutical companies that maintain large, commercial-quantity, batch facilities, where clinical supply manufacturing would divert resources from revenue-producing manufacturing. AAI Development Services has a dedicated 25,000 square foot facility in Wilmington, North Carolina and another facility in Neu-Ulm, Germany to distribute and track clinical trial materials used in clinical studies. Additionally, it has the capacity for controlled substance storage and handling. AAI Development Services provides its clients with assistance in scaling up production of clinical supply quantities to commercial quantity manufacturing and provides small batch commercial manufacturing capabilities.

AAI Development Services also manufactures certain drugs for commercial sale by third-party pharmaceutical company clients. These products range from small volume, high-potency or high-toxicity drug products, to larger scale oral solid products. Oral products are manufactured in our Wilmington, North Carolina facility, while sterile injectable products are manufactured in our Charleston, South Carolina facility.

Analytical Services

AAI Development Services provides a wide variety of analytical services, as well as services pertaining to method development and validation, drug product and active pharmaceutical ingredient characterization and control, microbiological support, stability storage and studies, technical support, and problem solving. Our analytical services include:

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

Biopharmaceutical Services

AAI Development Services integrates a Phase I clinical study capability with bioanalytical and biotechnology expertise to provide biopharmaceutical services to its customers. The analysis of drugs, metabolites, and endogenous compounds in biological samples is a core service. Our biopharmaceutical services include:

•	Phase I clinical services from our 88-bed Phase I clinical trial facility located in Research Triangle Park, North Carolina, and a 72-bed facility in Neu-Ulm, Germany;

•	Microbiological testing;

•	Bioanalytical testing; and

•	Biotechnology analysis.

Phase I to IV Clinical Services

AAI Development Services provides a broad range of Phase I through IV clinical services to customers in the pharmaceutical, biotechnology, and medical device industries for assistance in the drug development and regulatory approval process in North America and Europe. The clinical services include clinical protocol and program development, global clinical strategy consulting, investigator/site management, clinical trial management and monitoring, Project Management, site selection, medical affairs (including safety surveillance, pharmacovigilance and serious adverse event management), data management, and biostatistics.

Regulatory and Other Consulting Services

AAI Development Services provides consulting services with respect to regulatory affairs, quality compliance, and process validations. It assists in the preparation of regulatory submissions for drugs, devices, and biologics, audits clients’ vendors and client operations, conducts seminars, provides training courses, and advises clients on applicable regulatory requirements. AAI Development Services also assists clients in designing development programs for new or existing drugs intended to be marketed in the United States and Europe.

Research and Development

Our research and development expenditures for 2005 will be significantly below historical trends due to our financial condition. In March 2005, we reorganized our research and development group to maximize efficiency, given the limited resources available to us. Our research and development efforts are currently focused on three products in development. The oversight of the development efforts on our pipeline products is conducted by a group within our Pharmaceuticals Division to ensure the proper alignment of development efforts and commercial opportunities. The management of our intellectual property assets, including our drug delivery technologies and patents, is conducted by the Formulations Development Services group in our AAI Development Services Division.

Our Drug-Delivery Technologies

Our portfolio of internally developed and in-licensed drug-delivery technologies includes:

•	ProCore — a patented technology for controlled release of a drug incorporated into a two-layer coated pellet. The first layer allows for control of the lag time before an active agent begins its release while the second layer controls the rate of release, and thus the duration of the sustained release effect for the product.

•	ProSorb — a technology designed to accelerate absorption rates and potentially minimize inter- or intra-patient variability. It generally permits weakly acidic compounds to exhibit a shorter onset of action relative to conventional dosage forms. The concept is that acidic drugs with the benefit of the technology form a dispersion pattern upon release in the stomach that allows for faster stomach clearance and more rapid absorption in the intestinal tract. ProSorb is a broad-based technology primarily used with liquid or encapsulated drug products. The application of this technology to diclofenac, a non-steroidal anti-inflammatory drug, has resulted in our proprietary Lynxorb product candidate, which is discussed below.

•	ProLonic AQ — a drug-delivery technology specifically designed to release an active agent in the colon. This technology can be incorporated into a tablet, a pellet, or a capsule dosage form and uses conventional manufacturing equipment and aqueous coating processes. The advantage represented by this technology is the ability to control the location and timing of release and eliminate the need for solvent-based safety concerns.

•	ProSLO and ProSLO II — an osmotic technology designed to produce controlled release product therapy with either a single drug or a combination of drugs. Osmotic action is the natural movement of an aqueous solution through a membrane and is used to make oral drug administration more accurate, precise, and convenient. This technology allows for an immediate release component in the outside layer of a laser drilled tablet. This facilitates two release patterns for a single drug (i.e., bi-phasic) or a combination of multiple active ingredients with different release requirements. The advantages over existing technologies are its easy scalability, the ability to use it with numerous active ingredients, the ability to create both a long- and short-acting drug combination, and its ability to handle what normally are reasonably insoluble active ingredients.

We own the ProCore, ProSorb, and Prolonic AQ technologies. The ProSLO and ProSLO II technologies are available for use by us and our clients throughout the world, except Latin America, through an agreement with Osmotica Corporation. We have entered into a Cooperative Venture Agreement with Osmotica Corporation to develop, manufacture, and license various new drug products with third party organizations. This agreement enables us to develop mutually acceptable new drug products or improve the characteristics of mutually acceptable products and compounds utilizing patents, patent applications, and know-how associated with pharmaceutical formulation technologies for such products.

On January 15, 2004, we announced that Aventis submitted an NDA to the FDA for Allegra-D 24-hour tablets. This is a fexofenadine/pseudoephedrine formulation developed under our agreement with Osmotica with a patented extended release drug-delivery technology, ProSLO II. This product was approved by the FDA on October 19, 2004. We received a milestone payment from Aventis for that approval and expect to receive royalties on sales of the product in 2005.

Our Internal Product Development Pipeline

In 2004, we worked on three development projects:

•	A modified release Darvocet product. We have discussed our development plan with the FDA and, based on FDA input, we are implementing a development plan which we believe will be appropriate for filing our regulatory submission. We hope to complete pivotal trials for this product in early 2006.

•	Lynxorb - a formulation of diclofenac that utilizes our proprietary ProSorb technology to enhance the amount and speed of absorption of this potent inhibitor of COX1 and COX2 enzymes. We have submitted our pivotal trial protocol to the FDA for comment. Pivotal trials for this product may be delayed due to budget constraints and liquidity concerns.

•	An aaiPharma formulation of a generic proton pump inhibitor has made significant progress in achieving the desired pharmacokinetic profile. We believe further development of this product will be delayed due to budget constraints and liquidity concerns.

For fiscal years 2004, 2003 and 2002, our expenditures on research and development were $16.3 million, $21.8 million and $20.9 million, respectively. Due to liquidity constraints, we anticipate that 2005 expenditures on research and development will significantly decline. We can provide no assurances that we will be able to fund further research and development activities on these or any other projects in 2005, or at all. The only product under active development is the Darvocet line extension.

Information Technology

Significant upgrades to our core information systems were completed during 2004. These upgrades will help improve on-going compliance with legal requirements and expand our capabilities to automate data capture. New systems were placed into operational use in 2004 to handle increased data volume and to ensure compliance with FDA regulations for the clinical trials work provided by AAI Development Services. The end of 2004 marked the completion of a three-year information technology cycle where all personal computers and core infrastructure were replaced. Our customized data management system connects analytical instruments with multiple software architectures permitting automated data capture. We believe that information technology enables us to expedite the development process by designing innovative services for individual client needs, providing project execution, monitoring and control capabilities that exceed a client’s internal capabilities, streamlining and enhancing data presentation to the FDA and improving our own internal operational productivity, while helping to maintain quality.

Customers

The Pharmaceuticals Division’s customers are primarily large well-established pharmaceutical wholesalers. Cardinal Health, Inc., AmerisourceBergen Corporation and McKesson Corporation accounted for approximately 7.3%, 9.4% and 13.1% of our 2004 consolidated net revenues, respectively, and 20.2%, 26.0% and 36.3%, respectively, of our Pharmaceuticals Division net revenues. As is customary in the pharmaceutical industry, we accept returns of products we have sold as the products near their expiration date.

Significant research and development projects have a defined cycle, and accordingly, the customers of our AAI Development Services Division and customers for our research and development activities change from year to year. Because of the project nature of engagements in these business segments, large customers may represent a significant portion of the business in one period but not subsequent periods. We have experienced concentration in these areas of our business in the past, and do not believe that this is unusual for companies which operate in this market.

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

We believe that our order backlog as of any date is not a complete predictor of future results due to the variability and short duration of many of our development services contracts. The backlog can also be affected by adjustments in the scope of contracted projects. At December 31, 2004 and 2003, our order backlog was approximately $47.8 million and $52.0 million, respectively. We do not expect to fill approximately $11.2 million of the 2004 amount by December 31, 2005, which is related to longer term clinical trials and stability projects. Included in the backlog total at December 31, 2004 is $3.1 million for pharmaceutical products ordered but not yet shipped.

Competition

We compete with companies and organizations in multiple segments of the pharmaceutical industry. The branded drug products of our Pharmaceuticals Division are subject to competition from the branded and generic products of other pharmaceutical companies, ranging from small specialty pharmaceutical companies to large pharmaceutical companies.

The following tables illustrate the products that compete with the products we sell:

Our Branded Products

Our Products	Competitor’s Products
Brethine (tablet)	Volmax
Proventil
Branded and generic forms of Albuterol sulfate
Generic terbutaline sulfate

Brethine (injectable)	Generic terbutaline injectable

Oramorph SR	Avinza
Kadian
MS Contin
Generic MS Contin

Roxicodone	generic immediate release oral liquid and solid forms of oxycodone
Roxanol	Generic oral liquid morphine

Our Products	Competitor’s Products
Darvon/Darvocet	Generic propoxyphene products

Methadone injection (1)	injectable hydromorphone
injectable oxymorphone
injectable meperidine
injectable fentanyl

(1) We own the NDA for this product, however, we have decided to not pursue a trademark for the product.

Our Generic Product

Our Product	Competitors’ Products
Azathioprine	Imuran
other generic azathioprine products

We do not believe that there are any products that are competitive with our Duraclon product. In addition to the competitive products listed above, additional competitive products may be introduced in the future.

Our AAI Development Services Division and research and development activities compete primarily with in-house research, development, quality control, and other support service departments of pharmaceutical and biotechnology companies, as well as university research laboratories and other contract research organizations. Some of our competitors, however, may have significantly greater resources than we do. Competitive factors generally include reliability, turn-around time, reputation for innovative and quality science, capacity to perform numerous required services, financial viability, and price.

Government Regulation

The services that we perform and the pharmaceutical products that we develop, manufacture, and sell are subject to various rigorous regulatory requirements designed to ensure the safety, effectiveness, quality, and integrity of pharmaceutical products, primarily under the Federal Food, Drug, and Cosmetic Act, including current Good Manufacturing Practice regulations. These regulations are commonly referred to as the cGMP regulations and are administered by the FDA in accordance with current industry standards. Our services and development efforts performed outside the U.S. and products intended to be sold outside the U.S. are also subject to additional foreign regulatory requirements and government agencies.

U.S. laws and federal regulations apply to all phases of investigational and commercial development (i.e. manufacturing, testing, promotion and distribution of drugs, including with respect to our personnel, record keeping, facilities, equipment, control of materials, processes, laboratories, packaging, labeling, storage, and advertising). If we fail to comply with these laws and regulations, our drugs, drug improvements, and product line extensions will not be approved by the FDA or will be withdrawn from the market and the data we collect may be out of specification and not acceptable to the FDA requirements, which may result in us not being permitted to market our products. Additionally, we could be subject to significant monetary fines, recalls and seizures of products, closing of our facilities, revocation of drug approvals previously granted to us, and criminal prosecution. Any of these regulatory actions could materially and adversely affect our business, financial condition, and results of operations.

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

The balance of adhering to FDA compliance while bringing products to market requires us to continuously improve our operating standards in order to reduce the possible risk of FDA actions. In the event of any such action of a material nature, the resulting restrictions on our business could materially and adversely affect our business, financial condition, and operating results.

All of our drugs, investigational and commercial, must be manufactured in conformity with International Conference on Harmonization, or ICH, guidances, cGMP regulations, and FDA guidances and guidelines. Drug products subject to an approved FDA-application must be manufactured, processed, packaged, held, and labeled in accordance with information contained in the application. Modifications, enhancements, or changes in manufacturing sites of approved products are in many cases subject to additional FDA inspections and supplemental approvals to the existing application. The circumstances requiring inspections and supplemental filings may require a lengthy application process. Our facilities, including the facilities used in our development services business and those of our third-party manufacturers, are periodically subject to inspection by the FDA and other governmental agencies. If such inspections prove unsatisfactory, the operations at these facilities could be interrupted or halted for lengthy periods of time.

Failure to comply with FDA or other governmental regulations can result in warning letters. If those warning letters are not adequately addressed, further actions may lead to fines, unanticipated compliance expenditures, recall or seizure of products, or total or partial suspension of production or distribution. For drugs under FDA review, failure to be compliant at manufacturing facilities could stop the FDA’s review of our drug approval applications that could, in certain circumstances, extend to the termination of ongoing research, disqualification of data for submission to regulatory authorities, enforcement actions, injunctions, and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Although we have instituted internal compliance programs that consistently comply with cGMPs through strong training and corporate quality oversight, we are cognizant that if these programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could have a material adverse effect on us, our third party manufacturers, and our vendors. Most of our vendors are subject to similar regulations and periodic inspections.

Some of our development and testing activities for our customers, and the manufacture, development, and testing of the line of pain management products (the “New Pain Products”) that we acquired from subsidiaries of Elan, our Darvon and Darvocet products, and our methadone hydrochloride product, are subject to the Controlled Substances Act, administered by the Drug Enforcement Administration, which strictly regulates all narcotic and habit-forming substances. We maintain separate, restricted-access facilities and heightened control procedures for projects involving such substances due to the level of security and other controls required by the DEA.

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

In connection with our activities outside the U.S., we also are subject to foreign regulatory requirements governing the testing, approval, manufacture, labeling, marketing, and sale of pharmaceutical products, which requirements vary from country to country. Whether or not FDA approval has been obtained for a product, approval by comparable regulatory authorities of foreign countries must be obtained prior to marketing the product in those countries. For example, some of our foreign operations are subject to regulations by the European Medicines Evaluations Agency and the U.K. Medicines and Healthcare products Regulatory Agency. The approval process may be more or less rigorous from country to country, and the time required for approval may be longer or shorter than that required in the U.S. Therefore pharmaceutical product approval and policies for pricing required for marketing will vary from country to country due to different regulations and policies required by each.

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

Clinical trials are conducted in three sequential phases (i.e., Phase I, Phase II, and Phase III). The clinical development plan or the process of completing clinical trials during the investigational period for a new drug may take several years and require the expenditure of substantial operational and financial resources. Phase I clinical trials frequently begin with the initial introduction of the investigational drug product into healthy humans and test primarily for safety. Phase II clinical trials typically involve a small sample of the intended patient population to assess the efficacy of the investigational drug product for a specific indication, to determine dose tolerance and the optimal dose range, and to gather additional information relating to safety and potential adverse effects. Phase III clinical trials are studies with a statistically qualified larger study population that compares the active drug product against a placebo. These studies, conducted in a randomized group where the drug and placebo are typically blinded from the physician and patient, further evaluate clinical safety and efficacy at different study sites to determine the overall risk-benefit ratio of the drug and provide an adequate basis for product labeling.

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

Manufacturing Requirements. Before approving a drug, the FDA also requires that our procedures and operations conform to cGMP regulations, ICH guidances and manufacturing guidelines and guidances published by the FDA. We must be in compliance with all of the regulatory and quality regulations at all times during the manufacture of our products. To help insure compliance with the regulatory and quality regulations, we must continue to spend time, money, and effort in the areas of production and quality control to ensure full technical compliance. If the FDA believes a company is not in compliance with its regulations, it may withhold new drug approvals, as well as approvals for supplemental changes to existing approvals, preventing the company from exporting its products. It may also classify the company as an unacceptable supplier, thereby disqualifying the company from selling products to federal agencies. We believe we are currently in compliance with the cGMP regulations.

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

Additionally, the majority of states have laws similar to the federal antikickback law and false claims laws. Sanctions under these federal and state laws include monetary penalties, exclusion from reimbursement for products under government programs, criminal fines, and imprisonment.

We have internal policies and practices requiring compliance with the health care fraud and abuse laws and false claims laws. Because of the breadth of these laws and the narrowness of the safe harbors, however, it is possible that some of our business practices could be subject to challenge under one or more of these laws, which could have a material adverse effect on our business, financial condition, and results of operations.

Employees

At December 31, 2004, we had 924 full-time equivalent employees, a material reduction from the approximate 1,300 employees at December 31, 2003. At March 31, 2005, we had 855 full time equivalent employees. The decline in the number of employees resulted both from reductions in force and voluntary attrition of employees who were not replaced. While we believe that our relations with our employees are good, our uncertain financial condition has resulted in the loss of a significant number of employees at all levels, including management. None of our employees in the U.S. are represented by a union. European laws provide certain representative rights to our employees in those jurisdictions.

Our continued performance depends on our ability to attract and retain qualified professional, scientific, and technical staff. The level of competition among employers for these skilled personnel is high. We have experienced difficulty in attracting and retaining qualified staff for certain positions in our Phase II and III U.S. operations, where high turnover is an industry-wide problem, and in other skilled positions. It is possible that as competition for skilled employees increases at our other operations or locations, we could experience similar problems there as well. Our liquidity issues and uncertain financial condition, our potential bankruptcy filing, our potential sale of material assets, declines in our stock price, and reductions in force have also decreased, and may continue to decrease, our ability to attract and retain employees.

Intellectual Property

Our ability to successfully commercialize new branded products or technologies is significantly enhanced by our ability to secure and enforce strong intellectual property rights — generally patents — covering these products and technologies, and to avoid infringement of valid third-party patents. We intend to seek patent protection in the United States and selected foreign countries and to vigorously prosecute patent infringements, as we deem appropriate. We currently own patents issued by the U.S. Patent and Trademark Office, and have additional patent applications filed and pending with the U.S. Patent and Trademark Office. Additionally, we have assigned or transferred six of our U.S. patents, one Canadian patent and three of our invention disclosure memoranda to third parties for value.

Our patents cover proprietary processes and techniques, or formulation technologies, that may be applied to both new and existing products and chemical compounds. Our patents also cover new chemical entities or compounds, pharmaceutical formulations, and methods of using certain compounds.

We are actively pursuing patent infringement against Kremers Urban Development Co., Schwarz Pharma Inc. and their related companies to protect our rights under two of our patents with respect to omeprazole. During the first twenty-two months of sales, the defendants in this action have publicly confirmed approximately $1.3 billion in sales from the product that we believe is infringing our patents. Litigation involves a high degree of uncertainty as to outcomes, and we cannot predict the outcome of our infringement claims. The defendants have also asserted various counter claims against us, including violations of antitrust laws. See “Item 3. Legal Proceedings – Patent Litigation” for more information on this proceeding.

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

In addition to our patents, we rely upon trade secrets and unpatented proprietary know-how where we believe public disclosures would not be in our best strategic interest. We seek to protect these assets as permitted under state or federal law and by requiring our employees, consultants, licensees, and other companies to enter into confidentiality and nondisclosure agreements and, when appropriate, assignment of invention agreements.

In the case of strategic partnerships or collaborative arrangements requiring the sharing of data, our policy is to disclose to our partner only such data as is relevant to the partnership or as required under the arrangement during its term.

Item 2. Properties

Our principal executive offices are located in Wilmington, North Carolina, in a 73,000 square foot owned facility. Our primary U.S. facilities are located in Wilmington, North Carolina; Research Triangle Park, North Carolina; Natick, Massachusetts; Charleston, South Carolina; and Shawnee, Kansas. These facilities provide approximately 358,000 square feet of total operational and administrative space. Our primary European facility is located in Neu-Ulm, Germany and includes approximately 112,400 square feet of operational and administrative space. We also have U.S. sales representatives for our Development Services business based throughout the United States and foreign sales representatives for such business based in Japan, Sweden, Germany, and the U.K. We believe that our facilities are adequate for our current operations and that suitable additional space will be available when needed.

Primary Operating Facilities

		Approximate
		Square
Location	Primary Use	Footage	Leased/Owned
Wilmington, N.C.	Corporate Headquarters	73,000	Owned

Wilmington, N.C.	Manufacturing/Warehouse/ Office	45,200	Owned

Wilmington, N.C.	Laboratory/Office	20,000	Leased; lease expires October 2006

Wilmington, N.C.	Laboratory/Office	33,000	Owned

Wilmington, N.C.	Clinical Distribution Warehouse and Storage for Stability Studies	25,600	Leased; lease expires September 2008

Chapel Hill, N.C.	Laboratory/Clinic	31,000	Owned

Shawnee, Kansas	Laboratory/Office/Warehouse	31,500	Leased; lease expires December 2005

Natick, Mass.	Office	44,800	Leased; lease expires March 2007

Charleston, S.C.	Sterile Manufacturing/Office	48,000	Leased; lease expires July 2011

Neu-Ulm, Germany	European Headquarters/ Laboratory/Clinic	112,400	Leased; lease expires December 2008

Mississauga, Ontario	Office	5,100	Leased; lease expires January, 2006

We have been notified by the landlords of our leased facilities in New Jersey and California, as well as one leased facility in North Carolina, that we are in default for failure to make the April 2005 lease payments for these facilities. We are not using any of these leased facilities.

Item 3. Legal Proceedings

We are party to lawsuits and administrative proceedings incidental to the normal course of our business. Our material legal proceedings are described below. We cannot predict the outcomes of these matters. As noted below, we believe that any liabilities related to such lawsuits or proceedings, if adversely determined, could have a material adverse effect on our consolidated financial condition, results of operations and cash flows. Prosecuting and defending these material legal proceedings, including responding to governmental inquiries, has resulted, and is expected to continue to result, in a significant diversion of management’s attention and resources and an increase in professional fees.

Government Investigations

In April 2004, in connection with an investigation conducted by the United States Attorney’s Office for the Western District of North Carolina (the “U.S. Attorney’s Office”), we received five federal grand jury subpoenas for document production and potential testimony related to, among other things, certain transactions regarding our 2002 and 2003 financial information, the terms, conditions of employment, and compensation arrangements of certain of our senior management personnel, compensation and incentive arrangements for employees responsible for the sale of our Brethine, Darvocet, calcitriol, azathioprine and Darvon Compound products, quantities of the foregoing products in distribution channels, financial benefits with respect to specified corporate transactions to our senior management and others, certain loans obtained by us, extensions of credit, if any, by us to officers or directors, accounting for sales and returns of our foregoing products, our analysts’ conference calls on financial results, internal and external investigations of pharmaceutical product sales activities, and related matters. The SEC has also commenced an investigation and we have received a subpoena from the SEC covering similar matters. In addition, both the U.S. Attorney’s Office and the SEC have made informal requests for documents and other information related to these matters. Certain of our current and former officers, directors, and employees have received subpoenas to appear before the federal grand jury or requests to provide information to the U.S. Attorney’s Office. A former officer of our company, David M. Hurley, has been advised by the U.S. Attorney’s Office that he is a target of its investigation.

We and a special committee of our Board of Directors established in February 2004 (the “Special Committee”) have agreed to cooperate fully with the government investigations, and the Special Committee has shared information regarding its investigation with the SEC and the U.S. Attorney’s Office.

The U.S. Attorney’s Office, SEC, and other government agencies that are investigating or might commence an investigation of our company could impose, based on a claim of fraud, material misstatements, violation of false claims law, or otherwise, civil and/or criminal sanctions, including fines, penalties, and/or administrative remedies. If any government sanctions are imposed, which we cannot predict or reasonably estimate at this time, our business and financial condition, results of operations, or cash flows could be materially adversely affected. These matters have resulted, and are expected to continue to result, in a significant diversion of management’s attention and resources and in significant professional fees. We have agreed to advance expenses reasonably incurred by certain of our current directors and current and former officers in connection with these investigations. This advancement of expenses was conditioned upon the execution by such persons of undertakings to assist and cooperate with us in connection with the investigations and to repay to us any advanced funds in the event that (i) we determine that certain representations made by such directors and officers are inaccurate, (ii) we are prohibited from providing indemnification to such directors or officers pursuant to Delaware law or our organizational documents, or (iii) such directors or officers stop cooperating with us on the investigations. For a description of the amount of expenses advanced in 2004 and the first part of 2005 to our current executive officers and directors, see Part III, Item 13, “Certain Relationships and Related Transactions.”

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

Federal Securities, Derivative and ERISA Litigation

We, certain of our current and former officers and directors, and our independent registered public accountants have been named as defendants in purported stockholder class action lawsuits alleging violations of federal securities laws. The securities lawsuits were filed beginning in February 2004 and are pending in the U.S. District Court for the Eastern District of North Carolina. By order dated April 16, 2004, the district court consolidated the securities lawsuits into one consolidated action, and on February 11, 2005, the plaintiffs filed a consolidated amended complaint. The amended securities complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from April 24, 2002 through and including June 15, 2004. The securities complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period concerning our financial condition and that our financial statements did not present our true financial condition and were not prepared in accordance with generally accepted accounting principles. The amended securities complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief.

A stockholder derivative suit was filed in the United States District Court for the Eastern District of North Carolina on August 26, 2004 by two putative shareholders against current and former members of the Company’s Board of Directors and senior management. Our company is named as a “nominal defendant.” The complaint alleges that the individual director and officer defendants breached fiduciary and contractual obligations to our company by implementing an inadequate system of internal control over financial reporting and causing our company to issue false and misleading statements exposing our company to securities fraud liability, and that certain defendants engaged in insider trading. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs, and other relief.

In addition, we and certain of our current and former directors, officers and employees have been named in a purported class action brought by an aaiPharma pension plan participant and beneficiary asserting claims under ERISA on behalf of a class of all persons who are or were participants in or beneficiaries of the aaiPharma Inc. Retirement and Savings Plan during the period from April 24, 2002 to June 15, 2004. An amended complaint was filed on March 14, 2005 which alleges generally that the defendants breached fiduciary duties owed under ERISA with respect to the prudence and lack of diversification of investment of Plan assets in our common stock, by misleading participants and beneficiaries of the Plan regarding our earnings, prospects and business condition, by failing to act in the sole interest of Plan participants, and by failing to monitor the actions of other Plan fiduciaries. The complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other equitable relief. This ERISA lawsuit is pending in U.S. District Court for the Eastern District of North Carolina. The proceedings in this matter will be coordinated with the securities lawsuits described above.

These lawsuits are at an early stage. Our response to the amended securities complaint is not due until May 26, 2005, and our response to the amended ERISA complaint is not due until June 30, 2005 at the earliest. By agreement, no response to the derivative suit is due until 60 days after the plaintiffs file their amended complaint, and no discovery has yet occurred in either the securities or derivative litigation. Only limited discovery has occurred in the ERISA litigation.

By, and subject to, the terms of our bylaws, we have certain obligations to indemnify our current and former officers, directors and employees who have been named as defendants in these lawsuits. We have purchased directors and officers liability insurance (“D&O insurance”) that may provide coverage for some or all of these lawsuits and governmental investigations. We have given notice to our D&O insurance carriers of the securities and derivative suits described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies. There is a risk, however, that the D&O insurance carriers will rescind the policies or that some or all of the claims or expenses will not be covered by such policies; or that, even if covered, our ultimate liability will exceed the available insurance. Our fiduciary liability insurance carrier has denied coverage of claims made in connection with the original ERISA litigation complaint; the amended ERISA complaint is under review by us for potential fiduciary policy coverage. Although we intend to vigorously pursue all defenses available in these lawsuits, an adverse determination in these lawsuits or an inability to obtain payment under our insurance policies for litigation and indemnification costs and any damages ultimately borne by us as a result of these lawsuits and investigations could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Patent Litigation

We are a party to a number of legal actions with generic drug companies. We are involved in two lawsuits centered on our omeprazole-related patents, including one lawsuit brought by us against an alleged infringer of our patents and another lawsuit which was brought by a third party against us and is currently essentially inactive. Both lawsuits are described in more detail below. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca PLC. An additional lawsuit brought against us by Andrx Pharmaceuticals, Inc. involving omeprazole was dismissed without prejudice in December 2004.

An omeprazole-related case has been filed against us by Dr. Reddy’s Laboratories Ltd. and Reddy-Cheminor Inc. in the U.S. District Court for the Southern District of New York in November 2001. The plaintiffs in this case have challenged the validity of five patents that we have obtained relating to omeprazole and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. We have denied the substantive allegations made in these cases. A second lawsuit brought by the plaintiffs involving omeprazole was filed in July 2001 and was dismissed without prejudice in March 2005.

The case is in the early stages of litigation. However, while these plaintiffs have sought approval from the FDA to market a generic form of Prilosec, to the best of our knowledge as of April 18, 2005, no such FDA approval has been granted to them. In addition, these plaintiffs’ omeprazole product has been found in separate litigation to infringe certain patents of AstraZeneca and the infringement findings have been upheld on appeal. The lawsuit is essentially inactive at this time. Only limited discovery has occurred in this lawsuit and no additional discovery is currently being sought. No date has been set for the trial. In the event that the lawsuit again becomes active, we intend to vigorously defend the patents’ validity and to determine whether or not the plaintiffs’ product infringes any of our relevant patents.

The other lawsuit involving our omeprazole patents was brought in December 2002 by us against Kremers Urban Development Co., Schwarz Pharma Inc. and Schwarz Pharma AG (collectively, together with the other named defendants, “KUDCO”) in the U.S. District Court for the Southern District of New York. KUDCO has a generic omeprazole product with final FDA marketing approval, was found not to infringe the AstraZeneca patents in the separate AstraZeneca patent litigation, and is currently selling its generic substitute for Prilosec in the U.S. marketplace.

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

Substantial discovery of both sides’ documents and of defendants’ product samples has occurred in the lawsuit, although both sides asserted numerous discovery deficiencies against the other. On February 26, 2004, the judge assigned the discovery disputes to a federal magistrate for resolution. Discovery is continuing at this time. No trial date has been set.

We have previously indicated to KUDCO a willingness to grant a license under our omeprazole patents for an appropriate royalty. In the absence of KUDCO taking a royalty-bearing license, we are seeking damages equal to a reasonable royalty on all infringing sales by the KUDCO defendants since commercial launch of their generic substitute for Prilosec on December 9, 2002 through the date of a judicial decision in the litigation, and a permanent injunction on subsequent sales thereafter (unless KUDCO takes a license), among other remedies, in the event that we ultimately prevail in the litigation. The KUDCO defendants have publicly confirmed sales of their generic omeprazole product during the first twenty-two months after launch of their product of approximately $1.3 billion. In the absence of a license or settlement, we intend to vigorously prosecute the case, defend our patent rights and defend against the foregoing defenses and counterclaims asserted by KUDCO. It is possible that the omeprazole-related patents subject to the foregoing four lawsuits will be found invalid, unenforceable or not infringed and, while currently stayed by the court, it is possible that the defendants’ antitrust counterclaims in the KUDCO litigation will ultimately be allowed to proceed and be litigated. If adverse findings were to occur, they could have a material adverse effect on our consolidated financial statements, results of operations and cash flow.

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

On August 11, 2004, Athlon filed a lawsuit against us, also in the U.S. District Court for the Northern District of Georgia, alleging that we breached the Asset Purchase Agreement (the “Purchase Agreement”) dated July 16, 2003 pursuant to which we acquired Darvocet A500 from Athlon. Athlon is seeking royalties it alleges we failed properly to calculate and pay under the Purchase Agreement, as well as attorneys’ fees. We have denied the substantive allegations in this case and filed counterclaims seeking to recover an overpayment in the royalties owed to Athlon.

The two cases have been consolidated and are currently in discovery. No trial date has been set. We intend to prosecute our claims and counterclaims, and defend against the claims and counterclaims made by Athlon, in these lawsuits to the fullest extent permitted by law.

CIMA Litigation

CIMA Labs, Inc. commenced an action against us in the Fourth Judicial District, State of Minnesota, Hennepin County, on August 11, 2004. In its complaint, CIMA alleges that we are liable for fraudulent inducement, negligent fraudulent misrepresentation, fraudulent concealment, breach of contract, and attorneys fees and interest, all arising out of an Agreement and Plan of Merger dated as of August 5, 2003, between CIMA and aaiPharma (the “Merger Agreement”). CIMA alleges that in the negotiations leading up to the Merger Agreement, we engaged in misrepresentations and concealments relating to our financial condition, and that in the Merger Agreement, we made false representations and warranties concerning our financial statements, regulatory filings, and absence of material adverse effects, among other things. Much of CIMA’s claims are based on disclosures made by us in our Amended Form 10-Q, which we filed with the SEC on June 24, 2004, for the period ended June 30, 2003. CIMA seeks to recover the amount of $11.5 million, which it paid to us as a termination fee under the Merger Agreement, plus additional sums it spent for professional fees and due diligence activities (which it claims are in excess of $5 million), attorneys’ fees, litigation expenses, and interest. We answered CIMA’s complaint on September 17, 2004, denying all liability and raising a number of affirmative defenses. Among other things, we assert that CIMA’s termination of the Merger Agreement barred any claims except those based on our willful breach of its representations, warranties, covenants, or other agreements as set forth in that Agreement. In addition, we affirmatively allege that CIMA terminated the Merger Agreement and paid the termination fee not as the result of any alleged breach by us, but rather as part of CIMA’s plan to secure and act on a “Superior Proposal” from another bidder, which allowed it to consummate a transaction with that other bidder on terms that it believed were more favorable to it than those set forth in the Merger Agreement. The case is scheduled for trial in the fall of 2005, and the parties are currently involved in document productions and written discovery. On January 14, 2005, the Minnesota court rejected a relevance objection made by us in response to CIMA’s discovery requests and ordered us to produce voluminous documents to CIMA. On March 21, 2005, the Minnesota court approved a motion to compel made by CIMA against us to produce documents by April 5, 2005 and an extensive privilege log by April 20, 2005 with respect to documents generated by our legal counsel in the internal investigation. We have produced the documents and have moved to delay the production of the privilege log. The Court may deny our motion for additional time to produce the privilege log and may sanction us, including holding us in contempt or entering a default judgment against us. We intend to contest the action as vigorously as our limited resources permit.

Leased Properties and Assets

We have discontinued operations at our New Jersey facility, which constitutes approximately 75,000 square feet of laboratory and office space, but continue to be obligated under the lease for this facility, which expires in 2010. On April 5, 2005, we received a written notice from the landlord for this facility indicating that we are in default under the lease for this facility due to our failure to timely pay rent, and that the landlord has filed a landlord/tenant eviction action against us. We have not been served with formal notice of this proceeding or a formal complaint. We also have stopped paying rent for certain other leased properties that we no longer use, and have received notices of default from the landlords of these properties due to our failure to make the required rent payments. In addition, we have been advised that we are in default of the lease documents related to an airplane that we no longer use and that the lessor has terminated our rights under these lease documents.

Item 4. Submission of Matters to a Vote of Security Holders

On December 15, 2004, we held our 2004 annual meeting of stockholders. The total number of shares outstanding as of the record date, October 29, 2004, was 28,585,582. The matters voted on at the meeting and the results are as follows:

     Election of Directors:

	Ludo J. Reynders, Ph.D.	James G. Martin, Ph.D.	Kurt M. Landgraf
Votes For	25,907,870	25,010,535	25,353,056
Votes Withheld	310,349	1,207,684	866,163

Proposal to amend the 1997 Stock Option Plan by authorizing the issuance of an additional 1,500,000 shares of our common stock under the Plan:

Votes For	15,239,704
Votes Against	1,981,217
Abstentions	210,450

Proposal to ratify the appointment of Ernst & Young as independent auditors of the Company for the fiscal year ended December 31, 2004:

Votes For	25,732,470
Votes Against	53,156
Abstentions	432,593

No other matters were voted on at the meeting.

Executive Officers

The following table contains information concerning our executive officers as of April 1, 2005:

Name	Age	Position
Ludo J. Reynders, Ph.D.	51	Chief Executive Officer and President
Timothy R. Wright	47	President, Pharmaceuticals Division
Michael W. George	56	Executive Vice President
Matthew E. Czajkowski	55	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
William H. Underwood	57	Executive Vice President, Corporate Development
Gregory F. Rayburn	45	Interim Chief Operating Officer
Gregory S. Bentley	55	Executive Vice President and General Counsel
John Harrington	55	Executive Vice President, Human Resources

Ludo Reynders, Ph.D. joined the Company in September 2004 as the Chief Executive Officer and President. Prior to joining the Company, Dr. Reynders served from 2003 to September 2004 as managing member of Bronzewood LLC, a private company focused on improving productivity in drug development. Dr. Reynders was managing director of the PharmaBio group of Quintiles Transnational Corporation from 2002 to 2003. Dr. Reynders also held the position of Chief Executive Officer of Quintiles’ Clinical Development Services and Product Development Services groups from 2000 to 2002 and 1996 to 2000, respectively. He began his career with Quintiles in 1988.

Timothy R. Wright joined the Company in April 2004 as President of the Pharmaceuticals Division and was appointed a director in May 2004. Prior to joining the Company, Mr. Wright served as the President, Global Commercial Operations for Elan Bio-pharmaceuticals from February 2001 to December 2003. Before that, Mr. Wright served as a Senior Vice President of Healthcare Product Services with Cardinal Health, Inc. from May 1999 to January 2001. Mr. Wright also held senior management positions with DuPont Merck Pharmaceutical Company from 1984 to 1999.

Michael W. George joined the Company as Chief Administrative Officer, a position he relinquished in March 2005, and as Executive Vice President in July 2004. Prior to joining aaiPharma, Mr. George was President and Chief Executive Officer of Michael George and Associates, a pharmaceutical-oriented consulting firm, from April 2002 to July 2004. Mr. George was also President, North America for Elan Pharmaceuticals from November 2001 to April 2002 and President and Chief Executive Officer of UROCOR INC., a company that specializes in oncology products and services, from August 1998 to November 2001.

Matthew E. Czajkowski joined the Company in December 2004 having previously worked with POZEN Inc., where he served as Senior Vice President Finance and Administration and Chief Financial Officer from 2000 to 2004. Prior to his service with POZEN, he was a private consultant from 1998 to 2000 and Managing Director of Societe Generale from 1997 to 1998.

Additionally, Mr. Czajkowski has held senior management positions with Goldman, Sachs & Co. and Wheat First Butcher Singer, Inc.

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

Gregory F. Rayburn joined the Company as interim Chief Operating Officer in March 2004. Mr. Rayburn is also a senior managing director and the Interim Management practice leader with FTI Palladium Partners, the interim management practice of FTI Consulting, Inc. (“FTI”), a leading provider of turnaround, performance improvement, financial and operational restructuring services. Mr. Rayburn provides services to us through a contract between the Company and FTI Palladium Partners. Mr. Rayburn joined FTI Palladium Partners in 2003. Prior to FTI Palladium Partners, Mr. Rayburn served a principal with AlixPartners from 2000 to 2003. While at AlixPartners, Mr. Rayburn served as the Chief Restructuring Officer of WorldCom. Before that, Mr. Rayburn served from 1998 to 2000 as the president of The Capstone Group LLC, a private investment partnership. Prior to serving as president of Capstone, Mr. Rayburn was a partner in the Corporate Recovery Services Group of Arthur Andersen LLP.

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

John Harrington joined the Company in July 2004 as Executive Vice President of Human Resources. Mr. Harrington served as Senior Vice President of Human Resources for Quintiles Transnational Corporation from January 2000 through March 2004 and head of Worldwide Human Resources for Quintiles from 1997 through December 1999. Mr. Harrington was previously European Director of HR for Syntex, a Palo Alto based pharmaceutical company subsequently acquired by Quintiles. Prior to joining the pharmaceutical industry, Mr. Harrington held a number of increasingly senior HR posts with British Petroleum over a 20-year period.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to April 18, 2005, our common stock was traded on the NASDAQ National Market System under the symbol “AAII.” Our common stock was delisted from the NASDAQ National Market System at the open of trading on April 18, 2005, and began trading on the Pink Sheets under the symbol “AAII.PK” on that day. The price range of our common stock is listed below by quarter for the years ended December 31, 2004 and 2003:

	Quarter
	First	Second	Third	Fourth
2004
High	$31.50	$8.35	$5.55	$4.05
Low	$6.63	$4.06	$1.35	$1.27

2003
High	$21.90	$20.10	$22.22	$25.85
Low	$8.15	$9.25	$15.99	$16.68

The price ranges for the first quarter of 2003 have been adjusted for the three-for-two common stock split, affected through a stock dividend, paid on March 10, 2003.

We estimate there were approximately 5,180 holders of record for our common stock as of October 2004. No cash dividends were declared during 2004 or 2003, and our senior secured credit facilities prohibit us from paying cash dividends.

The background of the delisting of our common stock is as follows: in 2004, we did not timely file our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the period ended March 31, 2004. We received notices from the NASDAQ Stock Market (“NASDAQ”) that, due to the delay in filing these reports, we were not in compliance with certain NASDAQ marketplace rules and that our common stock would be subject to delisting. We requested and participated in a hearing before a NASDAQ listing qualifications panel on April 29, 2004. On June 21, 2004, NASDAQ notified us that the listing qualifications panel had determined to continue the listing of our common stock if we met certain conditions, including the prospective condition that we file with the SEC and NASDAQ all periodic reports for reporting periods ending on or before June 30, 2005 on or before the deadline for the filing of those periodic reports. In its notification, NASDAQ advised that the filing of a Notification of Late Filing on Form 12b-25 would not automatically extend the deadline for the filing of a periodic report for the purpose of this condition, and further that a failure to satisfy this condition could result in the delisting of our common stock without the right to a hearing.

On March 16, 2005, we provided notice to NASDAQ and the listing qualifications panel of our failure to satisfy this condition, as a result of the failure to file this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 by March 16, 2005, and requested that the listing qualifications panel permit the continued listing of our common stock on NASDAQ if we filed this Form 10-K by April 30, 2005. As a result, the listing qualifications panel held a hearing with us on April 7, 2005. At the hearing, we again requested that NASDAQ continue the listing of our common stock on the condition that we file this Form 10-K by April 30, 2005. On April 14, 2005, we received notice from NASDAQ that our common stock would be delisted from NASDAQ effective with the open of business on Monday, April 18, 2005 as a result of our failure to timely file this Form 10-K as required by NASDAQ Marketplace Rule 4310(c)(14) and by the continued listing condition discussed above. NASDAQ’s April 14, 2005 notice stated that the listing qualifications panel had rejected our request. Our common stock was delisted from NASDAQ at the open of business on Monday, April 18, 2005 and now trades on the Pink Sheets under the symbol “AAII.PK.”

PURCHASES OF EQUITY SECURITIES

We made the following purchases of our common stock during the fourth quarter of 2004:

			Total Number of Shares
	Total Number	Average	Purchased as Part of	Maximum Number of Shares that
	of Shares	Price Paid	Publicly Announced Plans	May Yet Be Purchased Under the
Period	Purchased (1)	per Share	or Programs	Plans or Programs
October	29,830	$1.82	0	No publicly announced repurchase
				program in place
				No publicly announced repurchase
November	20,603	3.51	0	program in place
				No publicly announced repurchase
December	12,973	2.97	0	program in place

				No publicly announced repurchase
TOTAL	63,406	$2.60	0	program in place

(1) We currently do not have a publicly announced repurchase program in place. During the fourth quarter of 2004, we continued to make matching contributions to our 401(k) plan equal to 50% of a participant’s contribution up to a certain amount which were required to be invested in our common stock. Our 401(k) plan purchased these 63,406 shares of our common stock during the fourth quarter of 2004 in connection with our matching contributions.

In conjunction with the hiring of three executive officers in 2004, we granted such executive officers a total of 104,817 shares of restricted stock. The shares become vested if the executives are employed by us on the anniversary dates, either six months or one year, from their respective hire date.

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

SELECTED FINANCIAL DATA

	Years Ended December 31,
	2004	2003	2002	2001	2000
		(in thousands, except per share amounts)
Statement of Operations Data:
Net revenues	$215,330	$236,927	$241,198	$156,768	$114,506
Direct costs (excluding depreciation and royalty expense)	120,893	126,787	101,385	82,892	57,903
Selling expenses	34,983	39,534	23,077	13,749	11,652
General and administrative expenses	45,875	40,463	40,109	26,538	23,773
Research and development	16,319	21,788	20,853	10,482	11,891
Depreciation	8,665	7,973	7,156	7,755	7,253
Professional fees - internal inquiry	11,042	—	—	—	—
M.V.I. contingent payment/(gain on sale)	(8,112)	—	—	—	—
Guaranteed purchase commitments	11,695	—	—	—	—
Restructuring charges	22,392	—	—	—	—
Royalty expense	1,727	1,095	—	—	—
Intangible asset impairment	93,972	20,600	—	—	—

(Loss) income from operations	(144,121)	(21,313)	48,618	13,229	2,034
Other expense, net	(43,360)	(15,892)	(26,958)	(4,090)	(1,916)

(Loss) income before income taxes and cumulative effect of accounting change	(187,481)	(37,205)	21,660	9,139	118
Provision for (benefit from) income taxes	3,690	(4,502)	8,542	3,199	(441)

(Loss) income before cumulative effect of accounting change	(191,171)	(32,703)	13,118	5,940	559
Cumulative effect of a change in accounting principle, net of a tax benefit of $495	—	—	—	—	(961)

Net (loss) income	$(191,171)	$(32,703)	$13,118	$5,940	$402

Basic (loss) earnings per share (1)	$(6.69)	$(1.18)	$0.48	$0.22	$(0.02)

Weighted average shares outstanding	28,565	27,730	27,348	26,691	26,232

Diluted (loss) earnings per share (1)	$(6.69)	$(1.18)	$0.46	$0.22	$(0.02)

Weighted average shares outstanding – assuming dilution	28,565	27,730	28,359	27,462	26,657

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$7,130	$8,785	$6,532	$6,371	$1,225
Working capital (deficiency)	(385,246)	(12,960)	15,357	20,493	10,558
Property and equipment, net	52,942	57,236	53,125	37,035	42,161
Total assets	339,070	534,597	433,502	196,286	112,151
Long-term debt, less current portion	—	338,844	277,899	78,878	509
Redeemable warrants	—	—	—	2,855	—
Total stockholders’ equity (deficit)	(111,890)	74,723	95,254	76,364	65,721

(1)	All share and per share amounts have been restated to reflect the March 2003 three-for-two stock split for each period presented as if it had occurred at the beginning of the period.

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

On January 30, 2003, our Board of Directors approved a three-for-two stock split of our common shares. On March 10, 2003, each stockholder received one additional share of common stock for every two shares such stockholder owned on the record date of February 19, 2003. All share and per share amounts have been restated to reflect the stock split for each period presented as if it had occurred at the beginning of the period.

In the fourth quarter of 2004, we began reporting revenues and expenses under the guidelines of the Emerging Issues Task Force Issue No. (“EITF”) 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.” EITF 01-14 requires that reimbursements received for out-of-pocket expenses be characterized as revenue. All prior period amounts have been reclassified to comply with this release. The adoption of this rule resulted only in the gross up of revenues and expenses and had no impact on earnings.

Overview of Results of Operations

Our financial results significantly deteriorated in 2004. Our net revenues declined to $215.3 million in 2004, compared to net revenues of $236.9 million in 2003. We incurred a net loss of $191.2 million in 2004, compared to a net loss of $32.7 million in 2003.

Our net revenues for 2004 decreased from 2003 as a result of a significant reduction in pharmaceutical product sales. The reduction resulted from decreased sales volumes in our Darvon/Darvocet and Brethine product lines, which were affected by the amount of inventory previously sold into the wholesale channel, as well as the divestiture of our M.V.I. and Aquasol product lines in the second quarter of 2004, as partially offset by contributions from our Roxicodone and Oramorph product lines, which we acquired in December 2003.

The wholesalers that we deal with have recently limited, and may continue to limit, their purchases of pharmaceutical products from us. We believe these wholesalers have reduced their purchases in order to minimize any exposure that could result from our liquidity position. In addition, we are seeing an emerging trend of weakness in our development services business that we believe is a result of customers being less willing to engage us for long-term development services projects due to our liquidity issues. This weakness in our long-term development services business has been partially offset by continued strength in short-term analytical development services projects.

In addition to a decline in net revenues, the primary factors that contributed to our substantial net loss in 2004 include:

•	Impairment charges that we recorded in 2004 due to the impairment of the intangible assets associated with our Darvon/Darvocet ($87.1 million) and Brethine ($6.4 million) products.

•	$11.0 million in professional fees that we incurred in connection with the Special Committee’s investigation described below under “ — Special Committee Investigation”;

•	$22.4 million in charges recorded in connection with work force reductions and facility closures resulting from the implementation of several restructuring plans in 2004; and

•	An $11.7 million charge, and corresponding reserve, related to a pharmaceutical product manufacturing supply agreement entered into in 2003 requiring us, subject to the terms and conditions of the agreement, to purchase a minimum level of certain products on a take-or-pay basis by September 2006.

As a result of our substantial and recurring operating losses, we believe that we will not have adequate sources of liquidity to fund our operations in the near term unless we obtain additional sources of liquidity. In March 2005, we received a tax refund of approximately $11.3 million, all or substantially all of which was required to be paid down under our senior credit facilities. Events of default had also occurred under our senior credit facilities that would prohibit borrowings thereunder absent a waiver from our senior lenders. On March 31, 2005, we entered into a waiver agreement pursuant to which our senior lenders agreed to forbear in exercising remedies with respect to these existing events of default until the earlier of April 30, 2005 or the occurrence of another default under the waiver agreement or our senior credit facilities. Upon any such forbearance termination, our senior lenders could accelerate the debt then outstanding under our senior credit facilities unless all events of default have been cured. This waiver agreement also permitted us to immediately use approximately $5.7 million of the tax refund to meet budgeted liquidity needs and required us to temporarily paydown revolving loans under the senior credit facilities with the remaining $5.6 million of the tax refund. Despite the existing events of default, the waiver permitted us to reborrow this $5.6 million, in weekly draws, to meet budgeted liquidity needs. We have fully borrowed this $5.6 million, and no other borrowings are permitted under our senior credit facilities absent a consent from our senior lenders.

In light of our current financial condition, we believe that our operations can no longer support our existing debt and that we must restructure our debt to levels that are more in line with our operations. Thus, it is highly likely that we will seek relief under chapter 11 of the U.S. Bankruptcy Code which would substantially dilute and may eliminate the interests of the holders of our common stock. For additional discussion of our financial condition and liquidity, see “ — Liquidity and Capital Resources.”

Business Overview

Management and Operational Changes

Since January 1, 2004, we have experienced substantial management changes. In February 2004, David Hurley, our Chief Operating Officer and President of our Pharmaceuticals Division resigned. In March 2004, Dr. Philip Tabbiner was replaced as our Chief Executive Officer by

Dr. Frederick D. Sancilio, and Gregory F. Rayburn, a senior managing director with FTI Palladium Partners, was named to the position of interim Chief Operating Officer. In April 2004, Timothy R. Wright was hired as the President of our Pharmaceuticals Division. In May 2004, William L. Ginna stepped down from his position as Executive Vice President and Chief Financial Officer and Gina Gutzeit, a senior managing director with FTI Palladium Partners, was named as interim Chief Financial Officer. In July 2004, we hired Michael W. George as our Chief Administrative Officer, a position he relinquished in March 2005, and as an Executive Vice President, and John Harrington joined the Company as Executive Vice President of Human Resources. In September 2004, Dr. Frederick D. Sancilio stepped down from his positions as our President, Chief Executive Officer and Chief Scientific Officer and Dr. Ludo Reynders was appointed President and Chief Executive Officer. Also in September, 2004, Dr. Vijay Aggarwal resigned as President, AAI Development Services, and was replaced by Michael George as Executive Vice President in charge of AAI Development Services. Due to Dr. Reynders hospitalization for suspected pneumonia from November 9, 2004 through November 22, 2004, Timothy R. Wright was appointed interim President and Chief Executive Officer during such period. In December 2004, Matthew E. Czajkowski joined our company as Executive Vice President and Chief Financial Officer, replacing Gina Gutzeit. In addition to serving as Executive Vice President and Chief Financial Officer, Mr. Czajkowski was appointed Chief Administrative Officer in March 2005. In March 2005, Michael George joined the Pharmaceuticals Division and Dr. Reynders took direct operational control over AAI Development Services.

In 2004, we operated three business units — a pharmaceutical product sales business operated through our Pharmaceuticals Division, a development services business operated through our AAI Development Services Division and a product development business operated through our Research and Development Division. In March 2005, we reorganized our operating structure to reflect our decision to curtail our research and development activities in light of our financial condition. At that time, our Research and Development Division was no longer actively engaged in any shared-risk development projects. Personnel involved in the development of proprietary products were assigned to our Pharmaceuticals Division, while personnel that had focused on independent research or shared-risk development projects were assigned to fee-for-service development projects in our AAI Development Services Division. As a result of this reorganization of our operating structure, we currently operate in only two business segments — proprietary pharmaceutical product development and sales through our Pharmaceuticals Division and development services offered to third parties through our AAI Development Services Division.

Pharmaceuticals Division — Our Product Sales Business

Our product sales business unit commercializes pharmaceutical products. We currently market products under our various brand names as well as certain generic products. The principal costs of this business in 2004 included manufacturing costs, either internally or under agreements with third party manufacturers, selling expense of our sales force (which we terminated in the fourth quarter of 2004), payments in connection with a contract sales force (which we ceased paying in May 2004 in connection with the termination of the Athlon Services Agreement) and general and administrative costs of our business unit management team. During 2004, net revenues from product sales were $77.8 million, or 36% of our consolidated net revenues.

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

We believe that there is a significant shift occurring in the business model of wholesale distributors of pharmaceutical products. Historically, wholesalers have made a significant portion of their revenue by negotiating discounts on purchases and by purchasing product prior to anticipated price increases in order to sell product at the new, higher price. Wholesalers are now demanding that sellers of pharmaceutical products execute distribution services agreements that require the payment of a service fee related to the purchase and distribution of product. These fees may vary according to the size of the purchase and according to whether the products are branded or generic. Except for our exclusive distribution agreement with a subsidiary of Cardinal Health for our Brethine product, we have not entered into distribution services agreements with our wholesaler customers. However, we anticipate that we may be required to do so in the near future.

We have been exploring a potential sale of some or all of the assets of our Pharmaceuticals Division, as well as other operating assets. On March 31, 2005, we entered into a limited exclusivity agreement with a potential purchaser of certain of the assets of our Pharmaceuticals Division to facilitate continued due diligence and negotiation over a potential sale. This written exclusivity agreement expired by its terms on April 22, 2005, though we are continuing to negotiate with this potential purchaser on an exclusive basis. We have not reached a definitive agreement with this potential purchaser regarding a sale and we cannot provide any assurance that any material asset sale will be agreed upon or completed. In addition, we have not determined to sell any material assets, and we plan to continue to operate our Pharmaceuticals Division if we do not complete such a sale of its assets.

AAI Development Services — Our Development Services Business

Our development services business unit, AAI Development Services, provides a comprehensive range of development services through two primary groups, a nonclinical group and a clinical group. The nonclinical group develops and validates methods, analyzes and tests various chemical compounds, and provides small scale manufacturing of chemical compounds to be used for human clinical trials as well as for commercial distribution. The services performed by the nonclinical group also include chemical analysis, chemical synthesis, drug formulation, bioanalytical testing, product life cycle management services, and regulatory and compliance consulting. All of these nonclinical services involve either laboratory work, small scale manufacturing or consulting services. The clinical group performs testing for customers of new pharmaceutical products in humans under controlled conditions as part of the regulatory approval process for pharmaceutical products. These clinical services involve conducting human clinical studies, and the statistical analysis relating to these studies.

Both the nonclinical and clinical groups receive requests for services from customers, often on a competitive basis. These projects vary in length from one month to several years. In general, our customers may cancel a project upon 30 days’ notice. The principal expenses of this business are labor costs, including employee benefits, and equipment and facility-related costs. During 2004, net revenues of our development services business unit were $94.9 million, or 44% of our consolidated net revenues.

Research and Development

In 2004 and early 2005, our product development business unit used our research and development expertise and capabilities to enhance and develop new drug delivery technologies and improve existing pharmaceutical products. In March 2005, we reorganized our research and development activities. Our Pharmaceuticals Division is now tasked with the oversight of our development efforts on our product pipeline, while our AAI Development Services Division now manages our intellectual property portfolio of patents and drug delivery technologies.

We apply our drug development expertise to internally develop our own new products, develop our customers’ products and improve our acquired products. We license the developed technologies and products to customers, in some cases before the development is complete. With respect to our customers’ products, we generally receive payments for our efforts and innovations upon the occurrence of defined events, known as milestones, which are intended to help cover the costs of development. These milestone payments are not refundable. We also may receive royalties on the eventual sales of the product. Because of the long term nature of these projects, we may recognize revenues from milestone payments or royalties in one period and the associated expenses in prior periods. The principal expense of this business is research and development expense, which consists primarily of labor costs, raw material expenses, third-party consulting and testing costs and costs for clinical trials. In some cases, these costs may be directly reimbursed by our customers. For fiscal years 2004, 2003 and 2002, our expenditures on research and development were $16.4 million, $21.8 million and $20.9 million, respectively. Due to liquidity constraints, we anticipate that 2005 expenditures on research and development will significantly decline. During 2004, net revenues of our product development business unit were $24.0 million, or 11% of our consolidated net revenues, of which $17.7 million was attributable to our significant development agreement discussed below.

Product Acquisitions

Since August 2001, we have acquired the M.V.I. and Aquasol product lines from AstraZeneca, our Brethine product line from Novartis, our Darvon and Darvocet product lines from Eli Lilly, our Darvocet A500 product from Athlon Pharmaceuticals and our Roxicodone, Oramorph SR, Roxanol and Duraclon pain management products from Elan Corporation, plc. Each of these acquisitions were made with cash consideration largely financed by the incurrence of debt. For a description of these acquisitions, including more detailed information on the issuance of debt in connection with these acquisitions, see Note 2 of Notes to Consolidated Financial Statements included elsewhere in this report.

Significant Product Disposition

On April 26, 2004, we sold our M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to adjustments based on inventory levels at closing and other post-closing obligations. Of that amount, $10 million was held in escrow to satisfy our post-closing obligations under the agreement. In September 2004, approximately $1.6 million of this escrowed amount was paid to us. We do not anticipate receiving any additional payments out of this escrow. In addition, we are entitled to royalties on sales levels, above specified thresholds, of the M.V.I. line extension product that does not contain vitamin K, which we developed. At the closing of the transaction, we paid to AstraZeneca AB a $31.5 million payment due in August 2004 that was required to be paid upon FDA approval of a reformulated MVI Product pursuant to the terms of the agreement pursuant to which we acquired MVI and Aquasol. The payment was discounted to approximately $31.0 million. The sale resulted in a gain of $39.1 million that we recorded in the second and third quarters of 2004. The gain was partially offset by the $31.0 million expense we recorded in the first quarter of 2004 for the contingent payment to AstraZeneca AB.

Special Committee Investigation

On February 27, 2004, our Board of Directors appointed a committee consisting of all of the non-employee members of our Board of Directors (the “Special Committee”) to conduct an inquiry into unusual sales in our Brethine and Darvocet product lines. King & Spalding LLP, an independent law firm, and Deloitte & Touche USA LLP, as independent forensic accountants, were engaged to assist the Special Committee in this inquiry.

In connection with the Special Committee’s inquiry, we determined that certain matters required material adjustments to the 2003 financial information included in our February 5, 2004 press release and the financial information for the periods ended March 31, June 30, and September 30, 2003.

In addition to the accounting treatment adjustments identified in connection with the Special Committee’s investigation, we identified several other adjustments that affected the 2003 financial information that we had included in our February 5, 2004 press release. These adjustments included:

•	a charge of $15.9 million due to the impairment of our Brethine intangible asset recorded in the fourth quarter of 2003;

•	a $4.7 million impairment charge in the fourth quarter of 2003 which represents the entire intangible asset recorded in the third quarter of 2003 relating to the acquisition of Darvocet A500;

•	a $7.3 million increase in our returns reserve for sales of Brethine and Darvon/Darvocet products in the fourth quarter of 2003;

•	a $2.7 million increase in our inventory obsolescence reserve in the fourth quarter of 2003;

•	a $3.2 million increase in our chargeback reserve for sales in the fourth quarter of 2003 for our Oramorph product and other products; and

•	a valuation allowance of $10.0 million as an offset against our deferred tax asset as of December 31, 2003.

In addition to the 2003 adjustments arising in connection with the Special Committee’s investigation and the additional adjustments identified above, as previously reported, we restated our financial statements for the year ended December 31, 2002 and for the periods ended March 31, June 30, and September 30, 2002 and 2003 to treat each of our major product line acquisitions as acquisitions of assets that do not constitute a business.

As a result of the foregoing, in our Annual Report on Form 10-K for the year ended December 31, 2003, we reduced our 2003 net revenues and diluted earnings per share by $57.7 million and $2.35, respectively, from the results we reported in our February 2004 press release. In addition, we reduced our 2002 diluted earnings per share by $0.15 from the results reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

Significant Development Agreement

We have a development agreement with a customer that provides for us to receive contingent periodic royalties based on sales of the customer’s product and obligates the customer to use us on a fee-for-service basis for a product life cycle management project related to the product. The customer is a major pharmaceutical company with net assets in excess of $2.0 billion. The development agreement relates to a product with respect to which we have licensed intellectual property that we developed in the past. We have recognized product development revenues under this agreement for the periodic payments based on our customer’s sales of the product and have recognized development services revenue related to the product life cycle management project. In April 2004, we entered into an agreement to receive a prepayment of the remaining product development amounts under this agreement which would otherwise be paid to us quarterly through the second quarter of 2005. These payments would have aggregated $15.4 million. Our agreement to receive a prepayment of these amounts applied a 5% per annum discount from the date the payment would otherwise be due to the date paid. In April 2004, we received approximately $15.0 million in gross proceeds from prepayments made pursuant to this agreement.

Product development revenues from this agreement were $17.7 million in 2004, $13.0 million in 2003 and $16.9 million in 2002. We recognized no research and development expense in 2004, 2003 and 2002 associated with the payments we received in those years. The expense of our work associated with these revenues was recognized primarily in 1997 through 1999. We do not anticipate that we will receive any further product development payments in connection with this significant development agreement in the future. Our obligations under the significant development agreement with respect to the prepaid amounts continue through the second quarter of 2005, and we will recognize approximately $7.0 million of revenue in the first half of 2005 associated with the prepayment received in April 2004 as we satisfy these contractual obligations through the second quarter of 2005.

The development agreement also required the customer to use a minimum amount of our development services at standard rates on the product life cycle management project. In 2004, 2003 and 2002, the project was at the minimum contractual levels. Development services revenues associated with this agreement were $0.7 million in 2004, $2.7 million in 2003 and $4.7 million in 2002. We have recorded our costs incurred in this project as research and development expense—zero in 2004, $1.0 million in 2003 and $0.7 million in 2002. Accordingly, for our development services business unit, we have recognized no expense associated with the development services revenue arising under this agreement, as this expense was recognized by our product development business unit. The customer is not obligated to continue the project after December 2004, and we do not anticipate any further development services revenue from this project.

2004 Financial Summary

In 2004, we recorded net revenues of $215.3 million and a net loss of $191.2 million or $(6.69) per share. Our consolidated net revenues for 2004 decreased from 2003 as a result of a significant decrease in pharmaceutical product sales. The decrease resulted from decreased sales volumes in our Darvon/Darvocet and Brethine product lines, which were affected by the amount of inventory previously sold into the wholesale channel, as well as the divestiture of our M.V.I. and Aquasol product lines in the second quarter of 2004, as partially offset by contributions from our Roxicodone and Oramorph product lines, which were acquired in December 2003.

The following table presents the net revenues for each of our major pharmaceutical product lines:

	2004	2003	2002
Darvon/Darvocet	$17,291	$46,797	$47,256
Brethine	3,654	16,206	33,472
MVI/Aquasol	6,882	34,956	40,985
Elan products	38,796	14,480	—
All Other	11,153	6,784	2,671

Total net revenues	$77,776	$119,223	$124,384

Several events occurred which had a material impact on our financial results. We recorded an $87.1 million charge in December 2004 due to the impairment of intangible assets associated with our Darvon/Darvocet products and we recorded charges of $6.4 million in the second half of 2004 due to the impairment of an intangible asset associated with our Brethine product. These impairment charges will not result in future cash expenditures.

In 2004, we announced and implemented several restructuring plans, and recorded charges of $22.4 million related to work force reductions and facility closures. These charges included severance costs and related employee-benefit expenses, separation payments to our former chief executive officer and costs for leased facilities which are no longer in use. We recorded $11.0 million of legal, financial and consulting professional fees in 2004 associated with a previously disclosed internal investigation conducted by a Special Committee of our Board of Directors.

In April 2004, we sold our M.V.I. product lines to Mayne Pharma (USA) Inc. The sale resulted in a gain of $39.1 million that we recorded in the second and third quarters of 2004. The gain was partially offset by a $31.0 million expense we recorded in the first quarter of 2004 for a contingent payment to AstraZeneca AB based on the regulatory approval of the reformulation of our M.V.I.-12 product.

In addition, in the fourth quarter of 2004, we recorded a charge of $11.7 million, and established a corresponding reserve, related to a pharmaceutical product manufacturing supply agreement entered into in 2003 requiring us, subject to the terms and conditions of the agreement, to purchase a minimum level of certain products on a take-or-pay basis by September 2006. We are negotiating with the manufacturer under this agreement to extend the term of our obligation to purchase the minimum level of products by an additional multi-year period and to include additional products to be manufactured for us under this agreement and applied against our minimum purchase requirement. If we are successful in amending the agreement on this basis, the reserve and corresponding charge may be reversed in a subsequent period. We cannot provide any assurance, however, that we will be successful in amending the agreement on any terms.

Operating results for our product sales business continued to be affected by the amount of inventory previously sold into the wholesale channel. Our revenues from sales to wholesalers in 2004 were significantly reduced from prior periods due to the levels of Brethine and Darvon/Darvocet products on hand at wholesalers at the beginning of the year. During 2004, we reduced the aggregate amount of units of our products at the wholesalers and chain pharmacies by approximately 73%. This inventory comparison excludes M.V.I. and Aquasol product (which we sold in April 2004) at all relevant times. As part of our effort to reduce inventories in the distribution channel, we stopped offering negotiated discounts to our wholesalers with respect to sales of pharmaceutical products, which we believe lowered wholesale demand. We believe that wholesalers have recently limited, and may continue to limit, their purchases of pharmaceutical products from us to minimize any exposure that could result from our liquidity position. We recognized $77.8 million in pharmaceutical product revenues in 2004. Of that amount, we recognized $10.5 million in revenues recorded under the consignment method. For these revenues, we had received cash for the products from the wholesalers, principally in late 2003 or in the first quarter of 2004. The introduction of generic competition to our Brethine injectable and Roxicodone products also had a negative impact on sales.

During 2004, one of our major pharmaceutical product customers ceased making cash payments to us for pharmaceutical products that it purchased as a set-off for amounts that we currently owe under separate agreements with its affiliates and for amounts we may owe related to chargebacks and returns exposure to such customer and its affiliates. We continue to conduct business with this customer and its affiliates.

Our AAI Development Services Division recorded $94.9 million in net revenues during 2004. In 2004, we continued to experience strong demand for Phase I services in both the United States and Europe, as well as for analytical services. The AAI Development Services Division was able to dedicate more capacity to outside clients during 2004 due to reduced utilization of resources on internally driven research and development projects. Notwithstanding increased demand in 2004 in the development services business, customer concerns with respect to our uncertain financial condition are adversely affecting our ability to obtain new development service projects, particularly long-term projects. This trend, if it were to continue, could adversely affect future period net revenues of our AAI Development Services Division. The manufacturing capacity for the Charleston facility was planned to cover the manufacturing needs of our Brethine injectable product. The introduction of a generic competitor eliminated the near-term need for manufacturing additional Brethine injectable products and created for us an excess in sterile manufacturing capacity which we were not able to sell to third parties.

During 2004, we recorded $16.3 million in research and development expenses. However, due to liquidity constraints, we do not believe we will be able to fund additional research and development activities in 2005 at this level, we have significantly reduced research and development expenditures in 2005 and we may not be able to fund additional research and development activities at all.

Results of Operations

The following table presents the net revenues for each business unit we operated in 2004 and our consolidated expenses and net (loss) income and each item expressed as a percentage of consolidated net revenues:

	Years Ended December 31,
	2004		2003		2002
Net revenues:
Product sales	$77,776	36%	$119,223	50%	$124,384	52%
Product development	23,987	11	16,468	7	19,610	8
Development services	94,883	44	89,286	38	86,516	36
Reimbursed out-of-pocket	18,684	9	11,950	5	10,688	4

	$215,330	100%	$236,927	100%	$241,198	100%

Direct costs (excluding depreciation and royalty expense)	$120,893	56%	$126,787	54%	$101,385	42%
Selling expenses	34,983	16	39,534	17	23,077	10
General and administrative expenses	45,875	21	40,463	17	40,109	17
Research and development	16,319	8	21,788	9	20,853	9
Depreciation	8,665	4	7,973	3	7,156	3
Professional fees- internal inquiry	11,042	5	—	—	—	—
M.V.I. contingent payment/(gain on sale)	(8,112)	(4)	—	—	—	—
Guaranteed purchase commitments	11,695	5	—	—	—	—
Restructuring charges	22,392	10	—	—	—	—
Royalty expense	1,727	1	1,095	—	—
Intangible asset impairment	93,972	44	20,600	9	—	—
(Loss) income from operations	(144,121)	(67)	(21,313)	(9)	48,618	20
Interest expense, net	34,989	16	21,078	9	19,366	8
Loss from extinguishment of debt	(6,229)	(3)	(1,511)	(1)	(8,053)	(3)
Other (expense) income, net	(2,142)	(1)	6,697	3	461	—
Provision for (benefit from) income taxes	3,690	2	(4,502)	(2)	8,542	4
Net (loss) income	(191,171)	(89)	(32,703)	(14)	13,118	5

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Our consolidated net revenues for the year ended December 31, 2004 decreased 9% to $215.3 million, from $236.9 million in 2003. Net revenues from product sales decreased 35% in 2004 to $77.8 million, from $119.2 million in 2003. The decrease resulted from decreased sales volumes in our Darvon/Darvocet and Brethine product lines, as discussed above, as well as the divestiture of our M.V.I. and Aquasol product lines in the second quarter of 2004, which was partially offset by contributions from our Roxicodone and Oramorph product lines. Roxicodone and Oramorph were acquired in December 2003. In addition, the price of our Brethine product decreased significantly in 2004 due to the introduction of generic competition. In June 2004, we exchanged products that were nearing expiration with products with improved expiry dating at one wholesaler which reduced our returns reserve requirements by $3.9 million. This reduction is reflected as an increase in net revenues in 2004. Our net revenues for the year ended December 31, 2004 and 2003 included $10.5 million and $13.9 million, respectively, recognized under the consignment sales method.

Net revenues from product development increased 46% in 2004 to $24.0 million, or 11% of net revenues, from $16.5 million, or 7% of net revenues, in 2003 period, primarily due to product development revenues under our significant development agreement, a milestone payment related to FDA approval of a new drug application for Aventis’ new Allegra-D 24 hour tablets, and a payment from SICOR Pharmaceuticals Inc. to reacquire their U.S. marketing rights for calcitriol. We expect to record net revenues of $7.0 million under our significant development agreement in 2005, although we received the cash associated with this revenue in April 2004, and we do not expect any further cash receipts or revenues under this agreement.

Net revenues from our development services business increased 6% in 2004 to $94.9 million, from $89.3 million in 2003. The increase was principally attributable to higher demand for our Phase I clinical capabilities in both the United States and Europe, as well as for Phase II-IV and bioanalytical services, partially offset by lower fee-for-service revenues under our significant development agreement.

Reimbursed out-of-pocket revenues represent out-of-pocket expenses we incur that are reimbursed to us by our clients. Reimbursed out-of-pocket revenues increased to $18.7 million in 2004, from $12.0 million in 2003. This increase is primarily related to projects in our clinical trials operations and is expected to fluctuate from one period to another as a result of changes in the clinical trials conducted during any period of time.

Direct costs (excluding depreciation and royalty expense) decreased $5.9 million, or 5%, to $120.9 million in the year ended December 31, 2004, from $126.8 million in the same period in 2003. This decrease in direct costs resulted primarily from lower unit sales of our pharmaceutical products, partially offset by an increase in reimbursable out-of-pocket expenses. Direct costs as a percentage of net revenues were 56% in 2004 as compared to 54% in 2003.

Selling expenses decreased 12% in 2004 to $35.0 million, or 16% of net revenues, from $39.5 million, or 17% of net revenues, in 2003. This decrease is primarily due to reduced personnel and marketing and promotional costs related to our product sales business partially offset by increases associated with sales force related expenses under an agreement with Athlon Pharmaceuticals. We terminated the contract with Athlon for our outside sales force in the second quarter of 2004 and we terminated our entire internal sales force in the fourth quarter of 2004. As of December 31, 2003, our pharmaceutical sales force was approximately 200, including 105 outside sales professionals provided under the contract with Athlon.

General and administrative costs increased $5.4 million in 2004 to $45.9 million, or 21% of net revenues, from $40.5 million, or 17% of net revenues, in 2003. This increase was primarily due to additional product liability insurance expense for the products we acquired in December 2003 and litigation-related expenses. During 2004, we incurred legal fees and expenses in our ongoing omeprazole patent litigation against Schwarz Pharma Inc., Schwarz Pharma AG, Kremers Urban Development Co., and certain of their affiliates. We anticipate that we will continue to incur legal fees and expenses in connection with this litigation in 2005, as well as other litigation and investigations. See Part I, Item 3 “Legal Proceedings” for additional information regarding this litigation and other pending litigation that may significantly increase our legal expenses in 2005.

Research and development expenses were $16.3 million, or 8% of net revenues, in 2004, compared to $21.8 million, or 9% of net revenues, in 2003. The decrease in research and development expenses was primarily attributable to the liquidity issues we faced in 2004. Significant project spending in 2004 was related to our Lynxorb (formerly referred to as ProSorb-D) pain management product and our proton pump inhibitor development program.

In 2004, we recorded $11.0 million of legal, financial and consulting professional fees associated with the investigation conducted by the Special Committee. We will continue to incur significant legal, financial and consulting professional fees in 2005 associated with debt restructuring activities, including costs related to a potential filing under Chapter 11 of the U.S. Bankruptcy Code.

In April 2004, we sold our M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to certain adjustments and an escrow of part of the purchase price. The sale resulted in a gain of $39.1 million that we recorded in the second and third quarters of 2004. The gain was partially offset by a $31.0 million expense we recorded in the first quarter of 2004 for a contingent payment to AstraZeneca AB based on the status of the reformulation of our M.V.I.-12 product. The FDA’s approval in the first quarter of the reformulation of this product created an obligation under our product line acquisition agreement for us to make this contingent payment.

In the fourth quarter of 2004, we recorded a charge of $11.7 million, and established a corresponding reserve, related to a pharmaceutical product manufacturing supply agreement entered into in 2003 requiring us, subject to the terms and conditions of the agreement, to purchase a minimum level of products on a take-or-pay basis by September 2006. We do not expect to be able to fulfill our purchase obligations under this agreement within that period. We are negotiating with the manufacturer under this agreement to extend the term of our obligation to purchase the minimum level of products by an additional multi-year period and to include additional products to be manufactured for us under this agreement and applied against our minimum purchase requirement. If we are successful in amending the agreement on this basis, the reserve and corresponding charge may be reversed in a subsequent period. We cannot provide any assurance, however, that we will be successful in amending the agreement on these, or any other, terms.

In 2004, we announced and implemented several restructuring plans, which included work force reductions and facility closures. We recorded a $22.4 million expense in 2004, primarily representing severance costs and related employee-benefit expenses of $5.5 million, separation payments of $1.9 million to our former chief executive officer and costs of $15.0 million for assets and leased facilities which are no longer in use. These leased facilities include our New Jersey lab facility, smaller facilities in North Carolina, Florida and California, and aircraft leased by us. We are currently seeking to sub-lease these facilities, and have entered a short-term sublease for one aircraft and the California facility.

Royalty expenses for the year ended December 31, 2004 were $1.7 million. We accrued royalties based on revenues generated by certain acquired products, including calcitriol injectable, which we divested in December 2004. We will continue to incur royalty expenses on other products in 2005. Royalty expenses were $1.1 million for 2003.

In September and December 2004, we recorded charges of $5.3 million and $1.2 million, respectively, due to the impairment of an intangible asset associated with our acquired Brethine product. The introduction of generic competition for our Brethine injectable product affected our future anticipated revenues, which negatively impacted the carrying value of the acquired intangible assets. In December 2004, we also recorded an $87.1 million charge due to the impairment of intangible assets associated with our Darvon/Darvocet products. This charge resulted from the impact on our impairment analysis of our experience in the process we undertook to sell the Darvon/Darvocet products.

Our consolidated loss from operations was $144.1 million in 2004, as compared to $21.3 million in 2003. This decrease is primarily attributable to the intangible asset impairment charges and the other items discussed above, including the decrease in product sales revenue, higher general and administrative expenses, professional fees related to the Special Committee investigation, and the restructuring charges, partially offset by the higher development services and product development revenues, lower selling expenses and the gain on the sale of the M.V.I. and Aquasol product lines, net of the expenses associated with the M.V.I. Contingent Payment.

The loss from operations for our product sales business was $108.6 million in 2004, compared to income from operations of $1.7 million in 2003. This decrease is attributable to a decrease in revenue due to the divestiture of our M.V.I. and Aquasol product lines, the reduction in sales volumes of our Darvocet and Brethine products, the introduction of generic competition for our Brethine and Roxicodone products, the intangible asset impairment and guaranteed purchase commitment charges, both as discussed above, and restructuring charges of $3.1 million.

Income from operations for our product development business was $24.0 million in 2004, compared to income from operations of $16.5 million in 2003. This change resulted from the increased revenues from our significant development agreement, as discussed above.

The loss from operations for our development services business was $3.6 million in 2004, compared to income from operations of $1.7 million in 2003. This change is primarily due to restructuring charges of $10.8 million, as discussed above, partially offset by the higher revenues.

Unallocated corporate expenses increased in 2004 to $38.7 million, from $19.0 million in 2003. This increase is primarily related to restructuring charges of $8.0 million and the $11.0 million of professional fees related to the Special Committee investigation.

Net interest expense increased to $35.0 million in 2004 from $21.1 million in 2003 due to charges related to the refinancing of our senior credit facilities (see “Liquidity and Capital Resources” for additional information on changes to our debt). In addition, we recorded a $6.2 million expense for the extinguishment of debt related to our previous senior credit facilities.

Other expense in 2004 includes $1.6 million representing the fee we paid to terminate an agreement we had entered into to purchase a product awaiting regulatory approval that we subsequently concluded was no longer commercially viable. Terminating the agreement eliminated a contingent payment obligation of $13.8 million. No future obligations remain under this terminated agreement.

Other income in 2003 included $5.6 million related to the termination fee, net of expenses, received from CIMA Labs Inc. in connection with CIMA’s termination of a merger agreement with us, and the $1.8 million gain from the sale of our investment in Endeavor Pharmaceuticals Inc., a pharmaceutical development company which we helped organize in 1994.

We recorded income tax expense of $3.7 million in 2004. We currently believe that it is more likely than not that any deferred tax assets generated during 2004 will not be utilized; therefore no tax benefit was recorded. Included in this tax expense is an additional valuation allowance for previously unreserved deferred tax assets for which it is now more likely than not that the benefit will not be realized. The need for this additional valuation allowance resulted from changes in the projected recoverability of these deferred tax assets. Our effective tax rate for 2004 was 2%. Our effective tax rate for 2003 was 12%.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Our consolidated net revenues for the year ended December 31, 2003 decreased 2% to $236.9 million, from $241.2 million in 2002. The decrease was attributable to lower net revenues recorded from the sale of our pharmaceutical products and, to a lesser extent, a reduction in product development revenues associated with our significant development contract.

Net revenues from product sales decreased to $119.2 million in 2003, from $124.4 million in 2002. The decrease in net revenue was attributable to reduced net sales of our Brethine line and, to a lesser extent, reduced net sales of our M.V.I. line.

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

Net revenues from product development decreased 16% in 2003 to $16.5 million, or 7% of net revenues, from $19.6 million, or 8% of net revenues, in 2002, primarily due to lower revenues related to our significant development agreement in 2003 and to third-party licensing payments which we had previously deferred and were amortized into revenue in 2002 and prior years. No previously deferred revenues were recognized in 2003.

Net revenues from our development services business increased 3% in 2003 to $89.3 million, from $86.5 million in 2002. This increase was principally attributable to higher demand for our European bioanalytical and clinical services and our U.S. analytical capabilities, partially offset by lower fee-for-service revenues from lower demand for our clinical manufacturing and formulations services and under our significant development agreement.

Direct costs (excluding depreciation and royalty expense) increased $25.4 million, or 25%, to $126.8 million in 2003, from $101.4 million in 2002. This increase in direct cost dollars resulted from higher product costs of $8.8 million, increased inventory reserves of $11.2 million related to estimated reserves for excess wholesaler inventories in excess of anticipated demand in 2003 and increased amortization expense of $3.0 million related to product rights for acquired products. Direct costs as a percentage of net revenues increased to 54% in 2003 from 42% in 2002.

Selling expenses increased 71% in 2003 to $39.5 million, or 17% of net revenues, from $23.1 million, or 10% of net revenues, in 2002. This increase is primarily due to expenses incurred by our product sales business associated with developing our product sales force and marketing and promoting our new products. As of December 31, 2003, our pharmaceutical sales force was approximately 200, including 105 outside sales professionals added in October 2003 under an agreement with Athlon Pharmaceuticals, from whom we acquired our Darvocet A500 product, as compared to 50 sales professionals at December 31, 2002.

General and administrative costs increased 1% in 2003 to $40.5 million, or 17% of net revenues, from $40.1 million, or 17% of net revenues, in 2002. This increase was primarily due to additions to our corporate infrastructure to accommodate the expansion of our overall business, expenses related to the management build-up for our product sales business and increased product related insurance costs, partially offset by lower legal fees and employee benefit related expenses.

Research and development expenses increased 4% in 2003 to $21.8 million from $20.9 million in 2002. These amounts represented 9% of net revenues in 2003 and 2002. We incurred significant project spending in 2003 related to our ProSorb-D pain management product and development work on line extensions for our pain management and critical care products.

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

Income from operations for our product sales business in 2003 was $1.7 million, compared to $66.4 million in 2002. This decrease resulted from the combination of reduced net sales, increases in our reserves for product returns, increased sales costs associated with the launch of Darvocet A500, and the intangible asset impairment recorded in the fourth quarter.

Income from operations for our product development business was $16.5 million in 2003, compared to income from operations of $19.6 million in 2002. This change resulted from the decreased revenues from our significant development agreement.

Income from operations for our development services business was $1.7 million in 2003, compared to $1.0 million in 2002. This increase is primarily due to increased margins in our bioanalytical and analytical businesses in 2003. The increase in revenues was the primary reason for the higher operating margins achieved in 2003.

Unallocated corporate expenses increased in 2003 to $19.0 million, or 8% of net revenues, from $17.2 million, or 7% of net revenues, in 2002. This higher level was due to additions to our corporate infrastructure to accommodate the expansion of our overall business.

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

Other income in 2003 included $5.6 million related to the termination fee, net of expenses, received from CIMA Labs Inc. in connection with CIMA’s termination of a merger agreement with us, and the $1.8 million gain from the sale of our investment in Endeavor Pharmaceuticals Inc., a pharmaceutical development company which we helped organize in 1994.

We recorded a tax benefit of $4.5 million in 2003, based on an effective tax rate of 39%, offset by a valuation allowance of $10.0 million because it is more likely than not that some portion of the deferred tax asset will not be realized. Our effective tax rate for 2002 was 39%.

Liquidity and Capital Resources

Liquidity was a major focus of management attention throughout 2004. We replaced our senior credit facilities in April 2004 and increased the size of such facilities from $140 million to $180 million through a series of amendments during 2004 to meet liquidity needs, including the payment of the interest due on our senior subordinated notes. We also amended our senior subordinated notes and received consents of the holders thereof to waive certain defaults and facilitate the senior debt facility amendments. See “—Senior Credit Facilities” and “—Subordinated Notes due 2010” below. In addition, we implemented reductions in workforce and facility closure plans to rationalize our expense base as it relates to revenues, resulting in $22.4 million of restructuring plan charges, and we disposed of certain investments and non-core assets for liquidity purposes in addition to the sale of our M.V.I. and Aquasol product lines described below.

Because of the potential for defaults under our senior credit facilities and notes at December 31, 2004, including failure to pay the interest on our Notes due April 1, 2005, all $350.5 million of debt outstanding at December 31, 2004 under our senior credit facilities and notes is classified as current liabilities on our consolidated balance sheet at December 31, 2004. Due in part to this classification, our current liabilities at December 31, 2004 exceed our current assets by $385.2 million.

In light of our current financial condition, we believe that our operations cannot support our existing debt and that we must restructure our debt to levels that are more in line with our operations. Thus, it is highly likely that we will seek relief in bankruptcy under chapter 11 of the Bankruptcy Code. See “—Analysis of Liquidity” below.

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow used in operations in 2004 was $93.1 million, compared to cash flow provided by operations of $38.4 million in 2003. This decrease was primarily due to a significant decrease in cash receipts from the sale of our pharmaceutical products, a significant increase in cash expenditures for professional fees, and a decrease in deferred revenues on products accounted for under the consignment model, partially offset by a significant decrease in the gross amount of our accounts receivable. In the second half of 2004, we also reclassified $12.4 million from deferred product revenue to other accrued liabilities, recognizing the potential return of certain products accounted for under the consignment model resulting from reduced demand and related expiration issues.

The gross amount of our accounts receivable decreased by $45.8 million, or 53%, in 2004 due to significant collections in 2004 for pharmaceutical products shipped during the fourth quarter of 2003 and a significant decrease in the amount of pharmaceutical products shipped during 2004. This decrease in our accounts receivable was partially offset by the effect of the decision of one of our major pharmaceutical products customers to setoff cash payments due to us for certain pharmaceutical products that it purchased from us against amounts due from us for services under separate agreements with affiliates of such customer. This customer also has setoff cash payments due to us against amounts that we may owe it for product returns and chargebacks related to certain pharmaceutical products that it has already purchased from us. We are in on-going negotiations with this customer regarding these payments and setoffs.

Additionally, as of December 31, 2004, our $39.9 million in gross accounts receivable were offset by $24.6 million in allowances for customer credits, which primarily consist of reserves we established to cover estimated future chargebacks and estimated future product returns. These reserves are necessary because we must either issue a credit on future sales or make a cash payment when a chargeback is issued or when wholesalers exercise their rights of return for our pharmaceutical products as the products near expiration.

Cash provided by investing activities was $87.2 million in 2004, primarily related to the cash proceeds from the sale of our M.V.I. and Aquasol product lines, partially offset by $5.4 million of capital spending. Cash used in investing activities was $114.3 million in 2003, which included $102.5 million related to our pain product acquisition in December 2003 and $11.9 million related to capital spending.

Net cash provided by financing activities during 2004 was $4.4 million, primarily representing $177.5 million of borrowings under our senior credit facilities and $3.4 million in proceeds from the issuance of common stock primarily related to the exercise of stock options, partially offset by debt repayments of $166.0 million under the previous debt agreements and a termination payment of $9.4 million under our previous interest rate hedging agreement.

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

Senior Credit Facilities

On April 23, 2004, we entered into $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC (“Silver Point”) as collateral agent, and Bank of America, N.A., as administrative agent. We entered into amendments to these credit facilities on August 9, 2004 and August 13, 2004 to, among other things, increase the amount of the term loan by up to $10 million, extend the maturity date of the facilities by one year, increase the interest rate on the loans by an additional 1.5% subject to potential incremental reduction, adjust certain covenants under the facilities and waive certain defaults and events of default. As amended, our new senior credit facilities consisted of a $135 million senior secured term loan facility (of which $125 million was fully drawn at the initial closing in April and the remaining $10 million was drawn on August 13, 2004) and a $15 million senior secured revolving credit facility. Our senior credit facilities included a covenant requiring us to maintain combined availability under the revolving credit facility and cash and cash equivalents in the aggregate amount of $5.0 million plus certain other amounts related to payables, bank overdrafts and interest payments on the loans paid in the form of additional notes. The outstanding loans under our new senior credit facilities are payable in full on April 21, 2007. The August amendments also required us to retain FTI Consulting, Inc. during the term of the senior credit facilities unless certain available cash and annualized cost reduction thresholds were satisfied by a specific date, at which time our retention of FTI could be terminated. These thresholds were not met.

Our senior credit facilities are secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. As part of the initial borrowing under these senior credit facilities, we recorded a $6.2 million loss for the early extinguishment of debt related to the write-off of financing fees related to our previous senior credit facilities. Subject to exceptions set forth in the definitive documentation, loans under our new senior credit facilities are also required to be prepaid with a negotiated percentage of:

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

The proceeds of the initial borrowings under these facilities were used, together with the net cash proceeds from the sale of our M.V.I. and Aquasol product lines, to (i) fund payment of termination obligations with respect to our interest rate hedging agreement (discussed below), (ii) refinance our then-existing senior credit facilities, (iii) fund the April 2004 interest payment due on our senior subordinated notes due 2010, (iv) provide for ongoing working capital and general corporate needs, and (v) pay fees, costs and expenses in connection with the new senior credit facilities and other corporate transactions.

Effective as of October 8, 2004, we amended our senior secured credit facilities to, among other things, adjust financial covenants. The senior secured lenders also waived compliance with certain financial covenants in the senior secured credit facility for the quarter ended September 30, 2004 and the quarter ended December 31, 2004 provided that we met minimum consolidated EBITDA thresholds (as defined in the senior secured credit facility). The amendment also added a minimum gross revenue requirement of $40 million for the quarter ended December 31, 2004 and consented to certain asset disposition transactions and receipt of a deferred purchase price payment pursuant to which we received approximately $4.2 million in the aggregate. These transactions related to the sale of our investment in Aesgen and our M.V.I. and Aquasol product lines. The amendment also waived any requirement to prepay the senior secured loans with the net proceeds of these transactions. As a result of changes to certain financial covenants affected by this amendment, we were in compliance with the adjusted covenants under our senior credit facilities at and for the applicable periods ended December 31, 2004.

On October 22, 2004, we entered into another amendment to our senior secured credit facility that increased the existing term loan facility under our senior secured credit facility by $30 million (the “Supplemental Term Loan”), subject to certain specified conditions which were satisfied on October 29, 2004. The Supplemental Term Loan was made available in up to three draws to be made on or prior to January 15, 2005. We borrowed $20 million of such term loans on October 29, 2004 and the remaining $10 million of such loans in increments on November 5, 2004, November 12, 2004, November 24, 2004 and December 9, 2004. Following effectiveness of the amendment and these borrowings, our senior secured credit facility consisted of a term loan of $165 million and a revolving credit facility of up to $15 million.

The amendment also modified the interest rate on the entire senior secured credit facility, including the Supplemental Term Loan, to equal a defined LIBOR rate (with a floor of 2%) plus 8.25% per annum or a defined reference rate (with a floor of 4%) plus 7.25% per annum. The amendment also provided for a commitment fee equal to 0.75% per annum on any undrawn portion of the Supplemental Term Loan, payable monthly in arrears. At December 31, 2004, 30-day LIBOR was 2.4%.

The amendment retained the April 21, 2007 maturity date of the senior secured credit facility and the optional and mandatory prepayment requirements and premiums described above.

The proceeds of the loans under the Supplemental Term Loan were used (i) to fund payment of the October 1, 2004 interest payment due on our senior subordinated notes, (ii) to pay for fees, costs and expenses in connection with the amendment and the October 2004 consent solicitation for our senior subordinated notes, and (iii) for working capital and other general corporate purposes.

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

No events of default existed under our senior credit facilities at December 31, 2004. However, since that date, events of default have occurred under our senior credit facilities that would prohibit borrowings thereunder absent a waiver from our senior lenders. These events of default included the violation of the cash/revolver availability covenant described above and the failure to timely file this Form 10-K. On March 31, 2005, we entered into a waiver agreement pursuant to which our senior lenders agreed to forbear in exercising remedies with respect to the defaults and events of default existing on that date until the earlier of April 30, 2005 or the occurrence of another default under the waiver agreement or our senior credit facilities. Upon any such forbearance termination, our senior lenders could accelerate the debt then outstanding under our senior credit facilities unless all events of default have been cured prior to such termination.

The waiver agreement also permitted us to immediately use approximately $5.7 million of our $11.3 million tax refund received in March 2005 to meet budgeted liquidity needs and required us to temporarily paydown revolving loans under the senior credit facilities with the remaining $5.6 million of the tax refund. Despite the existing events of default, the waiver permitted us to reborrow this $5.6 million, in weekly draws, to meet budgeted liquidity needs. No other borrowings are permitted under our senior credit facilities absent a consent of our senior lenders. Because of the potential for defaults under our senior credit facilities, all $175.5 million of debt outstanding at December 31, 2004 under our senior credit facilities is classified as a current liability on our consolidated balance sheet at December 31, 2004.

Subordinated Notes Due 2010

In March 2002, we issued $175 million of senior subordinated unsecured notes due 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount will be charged to interest expense over the term of the notes. These notes originally had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. Prior to March 28, 2005, up to 35% of the notes were redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our senior credit facilities require us to repay all of the indebtedness under those facilities before we may repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness.

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

On April 20, 2004, we completed a solicitation seeking the consent from holders of our senior subordinated notes to approve a refinancing or replacement of our then existing credit facilities with our current senior credit facilities and certain amendments to, and waivers under, the indenture governing the senior subordinated notes to, among other things:

•	grant a lien to secure our obligations under the senior subordinated notes, which lien is junior to the liens securing our new senior credit facilities but covers the same collateral;

•	increase the interest rate of the senior subordinated from 11% per annum to 11.5% per annum effective April 1, 2004;

•	suspend our obligation under the indenture to file periodic reports with the SEC until the earlier of the date that our 2003 Form 10-K was filed with the SEC or September 30, 2004, and suspend our obligation under the indenture to furnish annual written statements of our accountants until the fifth day after the earlier of the date that our 2003 Form 10-K was filed with the SEC and September 30, 2004;

•	further limit our ability to grant liens to secure certain obligations unless the liens are subordinate to the liens securing the senior subordinated notes or are otherwise permitted under the indenture; and

•	limit our ability to incur up to $10 million of indebtedness, and to grant liens to secure that amount of indebtedness, not otherwise specifically permitted by the indenture, until our 2003 10-K was filed with the SEC or unless the indebtedness is incurred to fund an interest payment with respect to the senior subordinated debt.

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

On October 29, 2004, we also completed a solicitation seeking the consent from the holders of our senior subordinated notes to certain amendments to, and waivers under, the indenture governing our senior subordinated notes to, among other things:

•	permit us to incur up to $30 million of additional indebtedness under credit facilities;

•	permit us to incur additional senior debt in order to maintain $40 million (subject to an increase up to $50 million in order to allow us to make interest payments on the senior subordinated notes) in senior debt under credit facilities in the event we are required to pay down senior debt with the proceeds of asset sales;

•	require that debt permitted to be incurred under a fixed charge coverage ratio test set forth in the Indenture must rank on parity with or be subordinated in right of payment to the senior subordinated notes and any liens granted to secure any such parity debt shall rank pari passu with the liens securing our senior subordinated notes;

•	require proceeds of asset sales to be used to reduce senior debt under credit facilities to $40 million;

•	provide that the liens on assets that secure obligations under our senior subordinated notes will continue if all senior debt is repaid, but will resume as junior liens if we thereafter incur any new senior debt;

•	prohibit the payment in cash in excess of an aggregate of $5 million to settle pending litigation, excluding payments funded or reimbursed under insurance policies, until we make the interest payments due on our senior subordinated notes on April 1, 2005 and October 1, 2005;

•	prohibit the payment of dividends on our common stock and other restricted payments (as defined in the Indenture) until the interest payments due on our senior subordinated notes on April 1, 2005 and October 1, 2005 are paid; and

•	temporarily increase the interest rate on our senior subordinated notes by 0.5% per annum (to 12% per annum), beginning on October 1, 2004 and ending on March 31, 2005.

The completion of the consent solicitation satisfied a condition of an amendment to our senior credit facilities (described above) that, among other matters, made available a supplemental term loan under the senior credit facilities that was used in part to make the October 1, 2004 interest payment on our senior subordinated notes, together with default interest thereon, on October 29, 2004 and to pay the consent fee described below. The October 29, 2004 interest payment cured the existing default under the senior subordinated notes.

In connection with the October 2004 consent solicitation, we paid a consent fee to the holders of senior subordinated notes who had submitted valid and unrevoked consents by the expiration date of the consent solicitation of $20 for each $1,000 in principal amount of senior subordinated notes for which a consent was submitted. Following discussions with representatives of an ad hoc committee of holders of the senior subordinated notes, we offered to pay the same consent fee with respect to senior subordinated notes for which a valid and unrevoked consent had not been properly submitted by the expiration of the consent solicitation, if the holder of such senior subordinated notes completed a consent and release for payment by February 7, 2005 that consented to the proposed amendments and waivers described above and waived all claims it may have against us, the trustee under the indenture governing the senior subordinated notes, the payment agent in the consent solicitation, and our and their respective directors, officers, employees, agents, attorneys, affiliates and advisors with respect to matters related to the consent solicitation. On February 9, 2005, we paid approximately $1.0 million in additional consent fees pursuant to properly submitted consents and releases for payment.

At December 31, 2004, we were not in default under the covenants under the senior subordinated notes. Our failure to timely file this Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (accompanied by a certificate of our independent accountants) constituted a default under the notes on March 17, 2005. In addition, we have not paid the $10.5 million of scheduled interest due on April 1, 2005 on our notes. An event of default will occur under the indenture governing the notes if the interest payment is not made within 30 days after April 1. Such an event of default would entitle the trustee under the indenture for the notes or the holders of 25% of the principal amount of the notes to accelerate the notes. Any event of default entitling the trustee or the holders of the notes to accelerate the notes would also constitute an event of default under our senior credit facilities entitling our senior lenders to accelerate the debt thereunder.

Because of the potential for defaults under our notes at December 31, 2004, all $175.0 million of debt outstanding at December 31, 2004 under our notes is classified as a current liability on our consolidated balance sheet at December 31, 2004.

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

Income Tax Refunds

Income tax refund proceeds are serving as a source of near term liquidity. In March 2005, we received a tax refund of approximately $11.3 million, all or substantially all of which was required to be paid down under our senior credit facilities. On March 31, 2005, we entered into a waiver agreement pursuant to which our senior lenders permitted us to immediately use approximately $5.7 million of the tax refund to meet budgeted liquidity needs and required us to temporarily paydown revolving loans under the senior credit facilities with the remaining $5.6 million of the tax refund. Despite existing events of default under our senior credit facilities, the waiver permitted us to reborrow this $5.6 million, in weekly draws, to meet budgeted liquidity needs.

Commitments and Contingencies

We may have to make contingent payments of $4.7 million over three years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At December 31, 2004 these contingent payment obligations are not liabilities and have not been recorded on our consolidated balance sheet.

We made interest payments on the senior subordinated notes of $9.7 million in April 2004 and $10.2 million in October 2004. An interest payment of $10.5 million was due on our senior subordinated notes on April 1, 2005 and was not paid. An additional $10.1 million interest payment is due on such notes on October 1, 2005.

We are a party to several significant lawsuits and are being investigated by the SEC and the U.S. Attorney’s Office for the Western District of North Carolina. Any damages or litigation costs (including any indemnification of, or payment of litigation expenses for, our current and former officers, directors and employees who have been named as defendants in these lawsuits or are subject to these investigations) that are not covered by applicable insurance policies that we have, including our D&O policy, and thus are ultimately borne by us as a result of an adverse determination in these lawsuits, are significant contingent liabilities that are not recorded as liabilities on our balance sheet but could result in significant cash payment obligations in the future. In addition, the U.S. Attorney’s Office, SEC and other government agencies that are investigating or might commence an investigation of aaiPharma could impose, based on a claim of fraud, material misstatements, violation of false claims law or otherwise, civil and/or criminal sanctions, including fines, penalties, and/or administrative remedies. The potential for government sanctions also represents a significant contingent liability that is not recorded as a liability on our balance sheet but could result in significant cash payment obligations in the future. We expect to incur significant legal and related costs and expenses in connection with these lawsuits and investigations in 2005. For more information on these lawsuits and investigations, see Note 13 of Notes to Consolidated Financial Statements included elsewhere in this report.

The following schedule summarizes contractual obligations and commitments at December 31, 2004 (in thousands):

		Over One	Over Three
	One Year	Through	Through	Over Five
	Or Less	Three Years	Five Years	Years	Total
Senior credit facilities	$175,500	$—	$—	$—	$175,500
Senior subordinated notes	175,000	—	—	—	175,000
Operating leases	7,839	10,831	7,350	4,642	30,662
Capital lease obligations	239	172	—	—	411
Purchase commitments	34,218	5,848	—	—	40,066

	$392,796	$16,851	$7,350	$4,642	$421,639

The scheduled maturity for our senior credit facilities is April 21, 2007 and the scheduled maturity for our senior subordinated notes is April 1, 2010. However, due to the potential for defaults under our senior credit facilities and notes, the debt outstanding thereunder is classified as a current liability on our consolidated balance sheet at December 31, 2004. Our purchase commitments are primarily related to outstanding orders and commitments with suppliers to purchase finished goods related to our pharmaceutical products. In the fourth quarter of 2004, we recorded a charge of $11.7 million, and established a corresponding reserve, related to a pharmaceutical product manufacturing supply agreement entered into in 2003 requiring us, subject to the terms and conditions of the agreement, to purchase a minimum level of products on a take-or-pay basis by September 2006. We do not expect to be able to fulfill our purchase obligations under this agreement during this period. This purchase commitment is reflected in the table above. We are negotiating with the manufacturer under this agreement to extend the term of our obligation to purchase the minimum level of products by an additional multi-year period and to include additional products to be manufactured for us under this agreement and applied against our minimum purchase requirement. If we are successful in amending the agreement on this basis, the reserve and corresponding charge may be reversed in a subsequent period. We cannot provide any assurance, however, that we will be successful in amending the agreement on these, or any other, terms.

Our liquidity needs increased during 2004, and our annual net interest expense may exceed $46 million in 2005. We failed to make an interest payment on our senior subordinated notes of $10.5 million due on April 1, 2005, and we have another interest payment on such notes of approximately $10.1 million due on October 1, 2005.

We will incur substantial cash expenses in 2005, resulting from the cost of advisors, such as legal counsel (including legal counsel to the ad hoc committee of holders of our senior subordinated notes and legal counsel for our senior lenders), FTI Palladium Partners, the ad hoc committee’s financial advisor, our senior lenders’ financial advisor, and our financial advisor in connection with potential asset sales. In addition, we will continue to incur significant severance and restructuring costs in connection with the restructuring plans implemented in 2004.

On March 31, 2004, each of Moody’s Investors Service and Standard & Poor’s Ratings Services announced that it had lowered our corporate credit rating: Moody’s to Caa2 from B2 and Standard & Poor’s to CCC from B+. At the same time, Moody’s lowered its rating of our senior subordinated notes to Ca from Caa1 and our senior unsecured issuer rating to Caa3 from B3. Standard & Poor’s lowered its senior secured debt rating to CCC+ from BB-, and its subordinated debt rating to CC from B-. On December 31, 2004, Moody’s confirmed the Caa2 corporate credit rating, lowered its rating of our senior subordinated notes to C from Ca and our senior unsecured issuer rating to Ca from Caa3. On March 17, 2005, Standard & Poor’s Ratings Services announced that it had lowered our corporate credit rating from CCC to CC and our subordinated debt rating from CC to C, and on April 4, 2005, it lowered both ratings to D, the lowest rating possible, following our failure to pay the $10.5 million interest payment due on April 1, 2005, on our senior subordinated notes. These actions may negatively affect our ability to raise any necessary capital through issuances of debt securities or other debt instruments on acceptable terms, or at all.

Analysis of Liquidity

We incurred a substantial net loss and loss from operations for 2004 and the quarter ended December 31, 2004. As a result of our recurring substantial operating losses, we did not have available sufficient cash on hand, or the ability to borrow under our senior credit facilities, to pay the approximately $10.5 million of scheduled interest due on April 1, 2005 on our $175 million of senior subordinated notes due 2010.

In March 2005, we received a tax refund of approximately $11.3 million, all or substantially all of which was required to be paid down under our senior credit facilities. Events of default had also occurred under our senior credit facilities that would prohibit borrowings thereunder absent a waiver from our senior lenders. On March 31, 2005, we entered into a waiver agreement pursuant to which our senior lenders agreed to forbear in exercising remedies with respect to these existing events of default until the earlier of April 30, 2005 or the occurrence of another default under the waiver agreement or our senior credit facilities. Upon any such forbearance termination, our senior lenders could accelerate the debt then outstanding under our senior credit facilities unless all events of default have been cured. This waiver agreement also permitted us to immediately use approximately $5.7 million of the tax refund to meet budgeted liquidity needs and required us to temporarily paydown revolving loans under the senior credit facilities with the remaining $5.6 million of the tax refund. Despite the existing events of default, the waiver permitted us to reborrow this $5.6 million, in weekly draws, to meet budgeted liquidity needs. These tax refund proceeds and borrowings have permitted us to meet near term liquidity needs.

However, no other borrowings are permitted under our senior credit facilities absent a consent of our senior lenders. Our failure to make the $10.5 million interest payment due on our senior subordinated notes on April 1, 2005 will also be an event of default under the indenture governing such notes if the interest payment is not made within 30 days after April 1. Such an event of default would permit the acceleration of the notes.

We have been exploring a potential sale of some or all of the assets of our Pharmaceuticals Division, as well as other operating assets. In October 2004, we engaged Rothschild Inc. to assist us, and in November 2004 Rothschild began a process to gauge the interest in any asset sale transaction by contacting potential strategic and financial purchasers. Potential purchasers expressing an interest were provided an opportunity to examine detailed information regarding our Pharmaceuticals Division, its business, products and products in development. On March 31, 2005, we entered into a limited exclusivity agreement with a potential purchaser of certain of the assets of our Pharmaceuticals Division to facilitate continued due diligence and negotiation over a potential sale. This written exclusivity agreement expired by its terms on April 22, 2005, though we are continuing to negotiate with this potential purchaser on an exclusive basis. We have not reached a definitive agreement with this potential purchaser regarding a sale and we cannot provide any assurance that any material asset sale will be agreed upon or completed. In addition, we have not determined to sell any material assets, and we plan to continue to operate our Pharmaceuticals Division if we do not complete such a sale of its assets.

Pursuant to the terms of our senior credit facilities, the net proceeds of any material asset sale are required to be applied to permanently reduce our outstanding indebtedness under our senior credit facilities. Similarly, the indenture governing our notes requires that the net proceeds of material asset sales be applied to permanently reduce indebtedness under the senior credit facilities to $40 million, at which point we would be permitted under the indenture to incur an additional $10 million of indebtedness solely to fund payments of interest on the notes. Accordingly, such a sale would not provide liquidity unless the amount of the net proceeds was in excess of the amount needed to discharge our indebtedness under the senior credit facilities or our senior lenders and holders of our notes consented to permit a portion of the net proceeds to be used for a purpose other than repayment of our senior debt. Based on our exploration of a possible sale of some or all of the assets of our Pharmaceuticals Division, we believe that, the sale of all of the assets of our Pharmaceuticals Division at this time, given our financial condition and other circumstances, may not yield net proceeds in excess of the amount needed to discharge the indebtedness under our senior credit facilities. A sale of some or all of the assets of the Pharmaceutical Division would require the consent of the Lenders under our senior credit facilities, and such a sale may require the consent of the holders of our notes and our stockholders.

In light of our current financial condition, we believe that our operations can no longer support our existing debt and that we must restructure our debt to levels that are more in line with our operations. Thus, it is highly likely that we will seek relief under chapter 11 of the U.S. Bankruptcy Code which would substantially dilute and may eliminate the interests of the holders of our common stock.

We have continued our engagement of FTI as our financial advisor to assist us in exploring our alternatives. With FTI, we have held discussions with Lenders under our senior credit facilities and advisors to an ad hoc committee of holders of our notes in an effort to negotiate a consensual restructuring of our debt. In addition, we have engaged in discussions and negotiations with prospective lenders to obtain financing sufficient to refinance indebtedness outstanding under the senior credit facilities and/or to provide additional credit facilities in order to fund our operations while in a chapter 11 proceeding under the Bankruptcy Code if we were to commence such a proceeding.

Our independent registered public accountants have advised our management and the Audit Committee of our Board of Directors that our recurring losses from operations raise substantial doubt regarding our ability to continue to operate as a going concern. Therefore, our independent registered public accountants have included in their report on our consolidated financial statements an explanatory paragraph addressing the substantial doubt regarding our ability to continue to operate as a going concern.

Critical Accounting Policies

Our management has concluded that our internal control over financial reporting is not effective due to the existence of several material weaknesses. Several of these material weaknesses relate to the critical accounting policies discussed below and further complicate the judgments necessary in those accounting areas. Our management’s report on internal control over financial reporting is included with the financial statements reflected in Item 8 of this Annual Report on Form 10-K.

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

Net Revenues. Our consolidated net revenues represent our total revenues less allowances for customer credits, including estimated discounts, rebates, chargebacks, product returns and non research and development expenses reimbursed by customers. As is customary in the pharmaceutical industry, we accept returns of products we have sold as the products near their expiration date. At the time we recognize revenue from product sales, we record an adjustment, or decrease, to revenue for estimated chargebacks, rebates, discounts and returns.

The following table sets forth our consolidated gross revenues and the amount of dilution to consolidated revenues resulting from allowances for customer credits, including discounts, rebates, chargebacks, product returns and other allowances for each of 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Gross revenues	$273,227	$339,232	$294,602
Less allowances for customer credits	57,897	102,305	53,404

Net revenues	$215,330	$236,927	$241,198

Allowances for customer credits as a percentage of consolidated gross revenues were 21.2% for 2004 as compared to 30.2% for 2003. This change is primarily related to lower pharmaceutical returns and chargeback reserve needs based on changes in sales mix, primarily due to lower Brethine sales and the sale of our MVI product line.

Net revenues are reported for our three operating segments in 2004, which were product sales, development services and product development.

Product Sales. We recognize revenues for product sales at the time title and risk of loss are transferred to the customer, and the other criteria of SAB 101 and FAS 48 are satisfied, which is generally at the time products are received by our customers. Product shipping and handling costs are included in cost of sales. We accept returns of products near their expiration date.

At the time we recognize revenue from product sales, we record an adjustment, or decrease, to revenue for estimated chargebacks, rebates, discounts and returns. Revenue reserves are established on a product-by-product basis. These revenue reductions are established by management as its best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. Reserves for chargebacks, rebates and discounts are established based on the contractual terms with our customers; analysis of historical levels of discounts, chargebacks and rebates; communications with customers and purchased information about the rate of prescriptions being written and the levels of inventory remaining in the distribution channel, as well as our expectations about the market for each product and anticipated introduction of competitive products. The reserves for chargebacks and returns are the most significant estimates used in the recognition of our revenue from product sales. We have established contract prices for certain indirect customers that are supplied by our wholesale customers. A chargeback represents the difference between the current published wholesale acquisition cost and the indirect customers’ contract prices.

Prior to 2003, the amount of actual product returns experienced by the Company had not been significant. As a result, actual returns were charged against revenue in the period they occurred and aggregate revenue reserves were evaluated to determine if they were sufficient to cover estimated chargebacks, rebates and related allowances, as well as the expected rate of returns, and adjusted as deemed necessary. In 2003, we began segregating our products return reserve, which prior thereto we believed was adequately covered by our aggregate revenue reserves for chargebacks, rebates and related allowances. We increased the level of detail included in our analyses to include analyzing inventory in the channel to determine remaining shelf life. Our returns reserve needs are primarily related to the number of months of inventory estimated to be in the distribution channel. Levels of inventory in the distribution channel are monitored and estimated based on information we purchase from the wholesalers, combined with active discussions between our sales personnel and the wholesalers we supply. In addition, our actual sales, returns and chargeback history are used to assess the reasonableness of the estimated number of months of inventory on hand at our wholesalers. The shelf life of products remaining in the distribution channel is estimated based on an analysis of the lots sold. Each batch has a specific expiration date. A review of the actual returns history is performed and the run rate of sales out of the distribution channel is estimated. Estimated product returns reserves are adjusted based on these reviews. Reserves may also be adjusted to reflect any significant changes in trends or based upon new information that we believe may affect the reserve needs. Allowances for new product introductions are estimated based on our experiences for similar products that we currently market and are adjusted as deemed necessary based on our experience with each product. Our reserve analysis also includes a review for the potential introduction of generic competition and the resulting impact on pricing and returns reserves. Existing reserves may be adjusted accordingly to reflect our estimate for any impact these factors may have. We continually monitor our assumptions with respect to our revenue reserves for product sales and modify them if necessary.

Revenues from new product launches and the sale of Brethine to a specialty wholesaler have been recorded under the consignment model. Under the consignment model, we do not recognize revenue upon receipt of product by wholesalers, but instead invoice the wholesaler, record deferred revenue at gross invoice sales price and classify the inventory held by the wholesaler as consignment inventory at our cost of such inventory. We recognize revenue when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis.

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

Intangible Assets

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

For the year ended December 31, 2001, goodwill, defined as the excess of the purchase price over the fair value of the net assets of acquired businesses, was amortized over 20 years. In accordance with SFAS 141, we ceased amortization of goodwill as of January 1, 2002. For purchase business combinations consummated subsequent to June 30, 2001, goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment on an annual basis or as impairment indicators are identified. Other identifiable intangible assets are amortized, if applicable, on a straight line basis over their estimated useful lives, which range from 3 to 20 years.

Our goodwill and intangible assets consist of the following:

	December 31,	December 31,
	2004	2003
	(in thousands)
Goodwill, net	$14,350	$13,361

Intangible assets, net:
Definite-lived	$196,769	$320,530
Indefinite-lived	—	51,017

	196,769	371,547
Less accumulated amortization	(6,670)	(20,232)

	$190,099	$351,315

On a periodic basis, or as otherwise required, we assess the value of our goodwill, intangibles and other assets by determining their ability to recover the unamortized balances over the remaining useful lives. Goodwill, intangibles and other long lived assets determined to be unrecoverable are written off in the period in which such determination is made.

Set forth in the table below are the details of the purchase price allocations for of all our major product line acquisitions since the beginning of 2001. The table lists the assets, the value allocated to each asset, how the value was determined, and the useful life assigned to each asset. In these acquisitions, the only tangible assets acquired were inventory and marketing/promotional materials, which were valued based on internal analyses and data provided by the sellers. Inventory obtained at time of acquisition was valued at the estimated selling price less the cost of disposal and a reasonable selling profit. Marketing/promotional materials received were generally outdated and in limited quantities, so no material value was assigned to them in the purchase price allocations. We engaged third-party valuation consultants to assist in purchase price allocations, including identification of intangible assets, recommendations of fair value of intangible assets, and determination of expected lives of those assets. Intangible assets that arose from contractual or legal rights and other intangible assets that were separable, as provided in paragraph 39 of SFAS 141, were identified. Among the assets that were considered for recognition were trademarks, Internet domain names, non-competition agreements, customer lists, backlogs, customer contracts and non-contractual relationships, licensing and royalty agreements, supply contracts, employment contracts, patented and unpatented technology, and trade secrets.

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

We recorded an $87.1 million charge in December 2004 due to the impairment of intangible assets associated with our Darvon/Darvocet products. In 2003 and 2004, we recorded charges of $15.9 million and $6.4 million, respectively, due to the impairment of an intangible asset associated with our Brethine product. These impairments are not reflected in the following table.

	Value at
	Acquisition
Identifiable Assets	(in millions)	How Valued	Useful Life
M.V.I. and Aquasol
Total purchase price, including transaction fees	$54.7
Allocation of purchase price:
Inventory	$3.7	Estimated Selling Price Less Cost of Disposal and a	N/A
		Reasonable Selling Profit

Trademarks	27.3	Income Approach Discounted Cash Flow Method	Indefinite

Developed Technology	23.7	Income Approach Discounted Cash Flow Method	Indefinite

Total	$54.7

The M.V.I. and Aquasol product lines were divested in April 2004.

Brethine
Total purchase price, including transaction fees	$26.6
Allocation of purchase price:
Trademarks-Existing	$11.3	Income Approach Discounted Cash Flow Method	20 years

Trademarks-Reformulated	9.4	Income Approach Discounted Cash Discounted Cash	20 years

	Value at
	Acquisition
Identifiable Assets	(in millions)	How Valued	Useful Life
Developed Technology	5.9	Income Approach Discounted Cash Flow Method	20 years

Total	$26.6

Darvon/Darvocet
Total purchase price, including transaction fees	$212.6
Allocation of purchase price:
Inventory	$1.7	Estimated Selling Price Less Cost of Disposal	N/A
		and a Reasonable Selling Profit

Trademarks-Existing	80.3	Income Approach Discounted Cash Flow Method	20 years

Trademarks-Reformulated	50.3	Income Approach Discounted Cash Flow Method	20 years

Developed Technology	80.3	Income Approach Discounted Cash Flow Method	20 years

Total	$212.6

Elan Pain Portfolio
Total purchase price, including transaction fees	$103.4
Allocation of purchase price:
Inventory	$5.1	Estimated Selling Price Less Cost of Disposal	N/A
		and a Reasonable Selling Profit

Trademarks	49.1	Income Approach Discounted Cash Flow Method	20 years

Developed Technology	49.2	Income Approach Discounted Cash Flow Method	20 years

Total	$103.4

Inventories

Our inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market. We review our inventory for short-dated or slow-moving product and inventory commitments under supply agreements based on projections of future demand and market conditions. For inventory so identified, we estimate market value or net sales value based on current realization trends. If the projected net realizable value is less than cost, on a product basis, we provide a reserve to reflect the lower value of that inventory. We recognize inventory losses at the time such losses are evident rather than at the time products are actually sold. We also maintain supply agreements with some of our vendors which contain minimum purchase requirements. We estimate future inventory requirements based on current trends. If our estimated future inventory requirements exceed estimated shipments to our customers, we record a charge in direct costs. If we over- or under-estimate the amount of inventory that will not be sold prior to expiration, there may be a material adverse impact on our consolidated financial condition and results of operations.

Income Taxes

Income taxes are accounted for under the liability method. This approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of differences between the tax basis of assets or liabilities and their carrying amounts in the consolidated financial statements. A valuation allowance is provided for deferred tax assets if it is more likely than not that these items will either expire before we are able to realize their benefit or if future deductibility is uncertain. Developing the provision for income taxes requires significant judgment and expertise in federal and state income tax laws, regulations and strategies, including the determination of deferred tax assets and liabilities and, if necessary, any valuation allowances that may be required for deferred tax assets. Our judgments and tax strategies are subject to audit by various taxing authorities. While we believe we have provided adequately for our income tax liabilities in our consolidated financial statements, adverse determinations by these taxing authorities could have a material adverse effect on our consolidated financial condition and results of operations.

Research and Development Arrangements

Research and development expense was 8% of our consolidated net revenues in 2004. However, due to liquidity constraints, we do not believe we will be able to fund additional research and development activities in 2005 at this level, and we may not be able to fund additional research and development activities at all. The only product under active development is the Darvocet line extension. The following product development table identifies, for each of our major development programs in 2004, the stage of development at December 31, 2004 of the lead product or products in each program, research and development spending on each program in

2004, cumulative research and development spending on each program from inception through December 31, 2004, an estimate of the additional research and development expense to complete the development of the lead product in the program, and the year in which we anticipate completing the lead product in the program. The estimated additional expense to complete the lead product and the timing of completion represent our estimates. As we continue to evaluate our liquidity position and the viability of these development programs, including an evaluation of our interim results and other information, we may decide to cease research and development activities on some or all of these products, or to change the scope and direction of a program as well as how we allocate our research and development spending. In addition, our actual costs in developing these products may be materially different from our estimates due to uncertainties inherent in product development. Moreover, even if we are able to fund additional research and development of these products, we may not be able to successfully develop, commercialize or license the products or technologies included in the table.

	Stage of		Cumulative	Estimated
Major	Development	2004	Program R&D	Additional R&D
Development	for Lead	Program	Spending Through	Spending to
Program (and	Products in	R&D	December 31,	Complete Lead
Lead Products)	Program	Spending (1)	2004	Products (2)(3)
			(dollars in millions)
Products:
Pain Management		$6.6	$34.2
(Darvocet line extension)	Pre-clinical			$8.5
(Lynxorb)	Phase III			4.8
Gastrointestinal		6.9	23.2
(GI-1)	Phase I			10.0
Critical Care		1.0	6.2
(Brethine line extension)	Approved in 2004			n/a
Other	n/a	2.3	n/a	n/a

		$16.8

(1)	Includes an allocation of $4.6 million of indirect costs, primarily management and administrative overhead and facilities costs, based on direct research and development costs in 2004. In addition, this includes an allocation of $0.4 million reported as depreciation in our consolidated statements of operations.

(2)	The estimated additional research and development spending to complete the lead product represent our estimates of the amount required to complete the product if we are able to fund the necessary research and development activities. The only product under active development is the Darvocet line extension. However, due to liquidity constraints, we do not believe we will be able to fund additional research and development activities in 2005 at the same level as 2004, and we may not be able to fund additional research and development activities at all.

(3)	Based on an evaluation from a scientific perspective, we believe we could complete each of the lead projects in 2006 if we are able to fully fund the required research and development activities. However, due to liquidity constraints, we do not believe we will be able to fund additional research and development activities in 2005 at the same level as 2004, and we may not be able to fund additional research and development activities at all. The only product under active development is the Darvocet line extension. Thus, we are unable to estimate actual completion dates for these products, or whether we will be able to complete these programs at all, due to our liquidity position.

In addition to the specifically identified programs named in the table, we have targeted additional product development programs or projects. These other programs or projects may require significant research and development spending in future periods. However, due to liquidity constraints, we do not believe we will be able to fund additional research and development activities in 2005 at the same level as 2004, and we may not be able to fund additional research and development activities at all.

There is a risk that any specific research and development program or project may not produce revenues. We believe that the potential profit margins from successful development programs or projects will compensate for costs incurred for unsuccessful projects. See “—Risk Factors and Forward-Looking Statements.”

Related Party Transactions

For a description of our related party transactions, see Note 10 to our Consolidated Financial Statements included elsewhere in this report.

Inflation

We believe that the effects of inflation generally do not have a material adverse effect on our consolidated results of operations or financial condition.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS No. 123(R)), which amends SFAS No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS No. 123. Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS No. 123(R) must be adopted in the first annual period beginning after June 15, 2005.

We currently plan to adopt SFAS No. 123(R) on January 1, 2006. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees under APB No. 25, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS No. 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying

SFAS No. 123, which was a reduction to net income of approximately $6.0 million in 2004, $9.7 million in 2003 and $6.5 million in 2002.

We do not believe that any other recently issued, but not yet effective, accounting standards will have a material impact on the company

Risk Factors and Forward Looking Statements

Forward-Looking Statements and “Safe Harbor” Language

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “intend,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements about future financial and operating results, including the anticipated financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities for existing products and businesses, and markets for our common stock. Forward-looking statements also include statements about potential events of default, or acceleration of the debt, under our senior credit facilities and the notes, proposed financial restructuring transactions, the need to seek protection under the Bankruptcy Code, potential asset sales, our internal control over financial reporting, and plans and objectives of our management. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties, including the matters noted above, that could cause actual outcomes to differ materially from those described in the forward-looking statements. These statements are not guarantees of future outcomes, involve certain risks, uncertainties and assumptions that are difficult to predict, and are based upon assumptions as to future events that may not prove accurate. Therefore, actual outcomes may differ materially from what is expressed in the forward-looking statement. Additional risks and uncertainties pertaining to the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to obtain an agreement with our senior lenders and an ad hoc committee of holders of our notes to a plan to restructure our debt and to effect such an agreement,

•	our ability to comply with, or receive further or continued waivers, consents or forbearances of our lenders with respect to, financial covenants under our senior credit agreement or other indebtedness or receive waivers of any defaults under such agreements,

•	our ability to generate sufficient cash from operations, asset sales and other transactions to fund our cash needs, and our inability to do so has resulted in our plan to file a voluntary petition for bankruptcy,

•	our ability to continue to operate in the ordinary course and to manage our relationships with our lenders, bondholders, customers, vendors and suppliers and employees,

•	our ability to attract, retain and complete product development projects and other customer relationships,

•	our ability to obtain critical supplies,

•	our ability to effect the sale of some or all of the assets comprising our Pharmaceuticals Division and other assets, if we choose to do so, on attractive terms or at all and to obtain necessary consents and waivers from our Lenders and the holders of the notes to permit such sales and the application of the net proceeds of such sales for working capital purposes,

•	our ability to obtain additional credit facilities in order to fund our operations while in a chapter 11 proceeding under the U.S. Bankruptcy Code if we were to commence such a proceeding,

•	the impact of material weaknesses in internal control over financial reporting on our ability to timely prepare accurate financial statements and to avoid material adverse effects on our financial and operational results,

•	our ability to timely remediate identified material weaknesses in internal control over financial reporting,

•	the investigations by the U.S. Attorney’s office and the SEC into our financial reporting and related activity,

•	the outcome of pending litigation filed against us,

•	the outcome of pending litigations we have filed against others,

•	significant changes in our management team and the loss of critical personnel,

•	our ability to attract critical personnel,

•	demand for our products and services and the products we produce for others,

•	the prices that we or our customers can obtain for our products and services,

•	the level of competition we face,

•	distributors’ and wholesalers’ inventory levels and ordering and payment patterns,

•	the amounts and timing of product returns and chargebacks,

•	timely success in product development and regulatory approvals for new products and line extensions, both for our proprietary products and products we develop for our customers,

•	market acceptance of new products and line extensions at levels that justify our cost of developing or acquiring these products,

•	actions by the United States Food and Drug Administration (“FDA”) in connection with submissions related to our products or those of our competitors or customers,

•	other governmental regulations and actions affecting our products and services or those of our competitors,

•	third-party payer decisions and actions affecting our products or those of our competitors or customers,

•	our ability to participate in federal health care programs, including the Medicare and Medicaid programs,

•	developments in patent or other proprietary rights owned by us or others, and

•	general conditions in the economy and capital markets.

Some of these factors and additional factors that may cause our actual results to differ materially are discussed below. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this report.

We do not undertake, and expressly disclaim, any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors

The risks and uncertainties described below are intended to highlight risks and uncertainties that are specific to us but are not the only risks and uncertainties that we face. Additional risks and uncertainties, including those generally affecting the industry in which we operate and risks and uncertainties that we currently deem immaterial, also may impair our business and the value of any investment in us.

Risks Relating to a Potential Bankruptcy Proceeding and Our Financial Condition

It is highly likely that we will seek relief under chapter 11 of the U.S. Bankruptcy Code which would substantially dilute and may eliminate the interests of the holders of our common stock.

In light of our current financial condition, we believe that our operations can no longer support our existing debt and that we must restructure our debt to levels that are more in line with our operations. Moreover, we do not have a source of liquidity to fund near term operations and believe that we will be able to secure necessary liquidity sources only in the context of a Chapter 11 bankruptcy proceeding. Accordingly, it is highly likely that we will seek relief under chapter 11 of the Bankruptcy Code which would substantially dilute and may eliminate the interests of the holders of our common stock.

We reported a consolidated net loss of $191.2 million and $32.7 million for the years ended December 31, 2004 and 2003, respectively. As a result of our substantial and recurring operating losses, we do not have adequate sources of liquidity to fund our operations in the near term. Events of default have occurred under our senior credit facilities that would permit the lenders to accelerate the debt thereunder absent a forbearance or waiver. While we have obtained a temporary forbearance with respect to such events of default, such forbearance will expire no later than April 30, 2005 absent a further consent from our senior lenders. In addition, we did not pay the $10.5 million interest payment due on April 1, 2005 under our senior subordinated notes. The failure to pay such interest payment within 30 days after April 1 would constitute an event of default under such notes, permitting acceleration thereunder.

We received an $11.3 million tax refund in March 2005 and a waiver agreement from our senior lenders that permitted immediate use of approximately $5.7 million of such tax proceeds for liquidity purposes and required the remaining $5.6 million to pay down revolving loans under our senior credit facilities. While this $5.6 million can be reborrowed to meet budget working capital expenses under the terms of this waiver agreement, no additional loans are available under our senior credit facilities absent consent from our senior lenders. We have reborrowed the entire $5.6 million.

We have been exploring a potential sale of some or all of the assets of our Pharmaceuticals Division, as well as other operating assets, for liquidity purposes. We executed an exclusivity agreement with a potential purchaser of certain of the assets of our Pharmaceuticals Division. This written agreement expired on April 22, 2005, though we are continuing to negotiate with this potential purchaser on an exclusive basis. We have not reached a definitive agreement with this potential purchaser and cannot provide any assurance that any material asset sale will be agreed upon or completed. If we are able to reach a definitive agreement with this potential purchaser, it is highly likely that the sale would be completed as part of a bankruptcy proceeding because the potential purchaser is seeking to require that any such sale be completed as part of a bankruptcy proceeding. In addition, even if such sale were not part of a bankruptcy proceeding, substantially all of the proceeds of any material asset sale are required under our debt documents to be used to pay down senior debt and we would need consents of our senior lenders and noteholders to waive this requirement. We would also require the consent of our senior lenders, and may require the consent of our stockholders and noteholders, to approve the consummation of any asset sale not completed as part of a bankruptcy proceeding.

In the event of a bankruptcy proceeding, we may be unable to secure debtor-in-possession financing necessary to fund our continued operation.

We have engaged in discussions and negotiations with prospective lenders to obtain financing sufficient to refinance indebtedness outstanding under our senior credit facilities and/or to provide additional credit facilities in order to fund our operations while in a chapter 11 proceeding under the Bankruptcy Code (“DIP Financing”) if we were to commence such a proceeding. If we are able to obtain DIP Financing, any DIP Financing will be subject to approval by the bankruptcy court in any bankruptcy proceeding and we may be unable to obtain that approval. If we are unable to secure adequate debtor-in-possession financing in a bankruptcy proceeding, we will be unable to fund the continued operations of our company. We believe the failure to continue to operate our company as a going concern would substantially reduce the value of our enterprise.

If we seek relief under chapter 11 of the Bankruptcy Code we may be unable to develop a plan of reorganization acceptable to our creditors and may be required to liquidate our assets and cease to operate as a going concern.

If we seek relief under chapter 11 of the Bankruptcy Code, we do not anticipate that at the time we file for relief we will have a plan of reorganization or any understanding with our creditors with respect to a plan of reorganization. Our future results are dependent upon our developing, confirming and implementing, on a timely basis, a plan of reorganization. Moreover, we may be unable to develop, confirm and implement a plan of reorganization in bankruptcy proceedings. If we cannot develop, confirm and implement a plan of reorganization, we may be required to liquidate our assets and cease to operate as a going concern.

In a bankruptcy proceeding, we may be unable to operate under the terms of the DIP Financing which may preclude our access to a source of liquidity necessary to fund the continued operation of our business.

If we seek relief under chapter 11 of the Bankruptcy Code and secure DIP Financing, we may be unable to operate under the terms of the DIP Financing or may otherwise violate the terms of the DIP Financing. Based on our preliminary discussions with lenders, the definitive agreements establishing any DIP Financing that we are able to obtain may require us to complete a sale of the assets of the Pharmaceutical Division on terms and conditions reasonably satisfactory to the lenders under the DIP Financing by a certain date, with the further requirement that milestones in the sale process be completed by specified dates. If we are unable to complete a sale of the Pharmaceutical Division on acceptable terms on a timely basis, we may be in default of any DIP Financing that we are able to obtain and, as a result, we may not have access to a source of liquidity necessary to continue to operate our business and may be required to cease operations and liquidate our assets.

Our substantial indebtedness severely limits cash flow available for our operations and impairs our ability to service debt or obtain additional financing if necessary.

We are highly leveraged. We currently have $165.0 million in senior term loans outstanding. We cannot borrow additional amounts under the senior term loans. We also have a senior revolving credit facility in the amount of $15.0 million, of which loans aggregating $10.8 million are outstanding as of April 25, 2005. We may not borrow additional funds under this revolving credit facility without the consent of our senior lenders. In addition, we have $175.0 million of our senior subordinated notes outstanding. We have granted the lenders under our senior credit facilities a lien on substantially all of our current and future property, including our intellectual property, and we have granted a second-priority lien on these assets to secure our senior subordinated notes and the guarantees of the notes by certain of our subsidiaries. The terms of our senior secured credit facilities and the indenture governing our senior subordinated notes severely restrict our ability to obtain funds by incurring further indebtedness.

Among other things, the substantial amount of payments on our outstanding debt and other payment obligations:

•	limits our ability to obtain additional financing,

•	limits our flexibility in planning for, or reacting to, changes in our business and the industry,

•	places us at a competitive disadvantage relative to our competitors with less debt,

•	renders us more vulnerable to general adverse economic and industry conditions, and

•	requires us to dedicate a substantial portion of our cash flow to service our debt.

Our ability to make future payments on, and, if necessary, to refinance our debt, will depend on our ability to restructure our debt and generate cash in the future, which may be influenced by general economic, business, financial, competitive, legislative, regulatory and other factors beyond our control. We cannot assure you that we will be able to restructure our debt or that our business will generate sufficient cash flow from operations or that future borrowings will be available in an amount sufficient to enable us to make scheduled interest payments on our debt or repay our debt on or before maturity. As noted above, our failure to pay the $10.5 million of scheduled interest due on April 1, 2005 on our notes could result in an acceleration of our notes.

Our near-term liquidity and cash flow may be significantly affected by pharmaceutical product chargebacks and returns.

Each of our pharmaceutical products may be returned to us near the expiration date of the product. We also have established contract prices for certain indirect customers that are supplied by our wholesale customers. A chargeback represents the difference between the cash payments we have received from our wholesale customers, which is the current published wholesale acquisition cost, and the indirect customers’ contract prices. At December 31, 2004, we had $24.6 million in allowances for customer credits, which primarily consist of reserves we established to cover estimated future chargebacks and estimated future product returns. These reserves are necessary because we must either issue a credit on future sales or make a cash payment when a chargeback is issued or when wholesalers exercise their rights of return for our pharmaceutical products as the products near expiration. In addition, a specialty wholesaler had $11.1 million of our Brethine injectable product in inventory as of December 31, 2004. We are accounting for the shipment of this product under the consignment method. We expect that this specialty wholesaler will return a significant portion of this product to us, and this wholesaler is currently setting off payments owed to us for other purchases of our pharmaceutical products against this return exposure. If our customers exercise their rights of return for products we have previously sold or request us to issue a chargeback for products that are sold to our indirect customers, the issuance of either a credit on future sales or cash payment resulting from such returns and chargebacks could have a material effect on our liquidity in 2005. In March 2005, we received a return request for approximately $2.8 million of our Darvon and Darvocet products.

Pharmaceutical product customers’ concerns with respect to our liquidity and potential bankruptcy filing may continue to have an adverse effect on our near-term liquidity and cash flow.

Concern by wholesalers with respect to our liquidity, potential bankruptcy filing and ability to make payments with respect to product returns or chargebacks may continue to have an adverse effect on our near-term liquidity and cash flow. Our wholesalers are under no contractual obligation to purchase our pharmaceutical products. We have seen a recent downturn in purchases of our pharmaceutical products that we believe to be the result of wholesalers limiting their exposure to us due to our liquidity position and potential bankruptcy filing. In addition, a significant wholesale customer has indicated to us that it will not pay for current purchases of pharmaceutical products until its exposure for potential product return and chargeback payments is reduced below a specified level. Accordingly, current sales to this significant wholesaler have not resulted in corresponding cash payments to us. Finally, to the extent that wholesaler channel inventories of our products exceed appropriate levels, our sales of those products in subsequent periods, and thus our cash flow, may be adversely affected.

Customers’ concerns with respect to our liquidity and potential bankruptcy filing and pending governmental investigations and litigation could make it difficult for us to obtain and retain fee-for-service projects.

Some customers and potential customers of our AAI Development Services Division have expressed concern with respect to issues regarding our liquidity and potential bankruptcy filing and pending governmental investigations and litigation in deciding whether to place, or continue, product development projects with us. Customer concerns regarding our uncertain financial condition have adversely affected our ability to obtain new engagements in our AAI Development Services Division, particularly long-term product development engagements. In the event of any filing under chapter 11 of the Bankruptcy Code, customer concerns about our ability to continue to perform product development projects may be significantly heightened. If we are unsuccessful in overcoming these customer concerns, we may fail to obtain new product development projects or retain existing product development projects, which would have a material adverse effect on our results of operations, financial condition and cash flow.

We are incurring significant professional fees, including in connection with governmental investigations and pending litigation, that are depleting our cash resources.

We have incurred, and in the near term likely will continue to incur, significant professional fees in connection with the pending governmental investigations and litigation described in Part I, Item 3, “Legal Proceedings” of this Annual Report on Form 10-K and in connection with a bankruptcy proceeding assuming we seek relief under chapter 11 of the bankruptcy Code. We are paying significant professional fees to FTI Palladium Partners for help in addressing our financial and liquidity concerns and other administrative services. We have also agreed to pay the fees and expenses of the legal counsel to the ad hoc committee of holders of our senior subordinated notes and the committee’s financial advisor and in connection with our discussions with that committee. We will also incur fees payable to our financial advisor in connection with potential asset sales. Further, we have incurred, and may continue to incur, significant professional fees in connection with our debt restructuring process and in connection with evaluating and improving our internal controls over financial reporting, including in connection with our efforts to document our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002. Professional fees on a number of the matters described in this report, including securities, stockholder derivative and ERISA litigation and governmental investigations, may extend for several years. These professional fees have substantially increased, and in the near term may continue to substantially increase, our cash needs to an extent that cash from our operations may be insufficient to fund all of our cash needs.

Risks Relating to Pending Governmental Investigations and Lawsuits

An adverse judgment in litigation in which we and certain current and former executive officers, employees and directors are defendants could have a material adverse effect on our results of operations and liquidity.

We, certain of our current and former officers and directors, and our independent registered public accountants have been named as defendants in purported stockholder class action lawsuits alleging violations of federal securities laws. The securities lawsuits were filed beginning in February 2004 and are pending in the U.S. District Court for the Eastern District of North Carolina. By order dated April 16, 2004, the district court consolidated the securities lawsuits into one consolidated action, and on February 11, 2005 the plaintiffs filed a consolidated amended complaint. The amended securities complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a class of purchasers of our common stock during the period from April 24, 2002 through and including June 15, 2004. The securities complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period concerning our financial condition and that our financial statements did not present our true financial condition and were not prepared in accordance with generally accepted accounting principles. The amended securities complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief.

A stockholder derivative suit was filed in the United States District Court for the Eastern District of North Carolina on August 26, 2004 by two putative shareholders against current and former members of our Board of Directors and senior management. Our company is named as a “nominal defendant.” The complaint alleges that the individual director and officer defendants breached fiduciary and contractual obligations to our company by implementing an inadequate system of internal controls, and causing our company to issue false and misleading statements exposing our company to securities fraud liability, and that certain defendants engaged in insider trading. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs, and other relief.

In addition, we, certain of our current and former directors, officers and employees and others have been named in a purported class action brought by an aaiPharma pension plan participant and beneficiary asserting claims under ERISA on behalf of a class of all persons who are or were participants or beneficiaries of the aaiPharma Inc. Retirement and Savings Plan during the period from April 24, 2002 to June 15, 2004. An amended complaint was filed on March 14, 2005 which alleges generally that the defendants breached fiduciary duties owed under ERISA with respect to the prudence and lack of diversification of investment of Plan assets in our common stock, by misleading participants and beneficiaries of the Plan regarding our earnings, prospects, and business condition, by failing to act in the sole interest of Plan participants, and by failing to monitor the actions of other Plan fiduciaries. The complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other equitable relief. This ERISA lawsuit is pending in U.S. District Court for the Eastern District of North Carolina. The proceedings in this matter will be coordinated with the securities lawsuits described above.

These lawsuits are at an early stage. Our response to the amended securities complaint is not due until May 26, 2005, and our response to the amended ERISA complaint is not due until June 30, 2005 at the earliest. By agreement, no response to the derivative suit is due until 60 days after the plaintiffs file their amended complaint, and no discovery has yet occurred in either the securities or derivative litigation. Only limited discovery has occurred in the ERISA litigation.

In addition to the foregoing matters, we are also a party to several other lawsuits. We are involved in two lawsuits centered on our omeprazole-related patents, including one lawsuit brought by us against an alleged infringer of our patents and another lawsuit which was brought by a third party against us and is currently essentially inactive. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca PLC. In August 2004, CIMA Labs, Inc. initiated a lawsuit against us in Minnesota state court seeking to recover the $11.5 million “break-up fee” paid to us pursuant to the merger agreement that we had entered into with CIMA on August 5, 2003, as well as $5 million in other costs. In addition, we are a party to a lawsuit pending in federal court in Georgia against Athlon Pharmaceuticals, Inc. regarding an agreement pursuant to which Athlon was to provide a contract sales force. Athlon is seeking to recover damages in connection with the termination of this agreement. Athlon has also filed a separate action against us in the same court alleging a breach of the purchase agreement pursuant to which we purchased Darvocet A500 from Athlon.

Although we intend to vigorously pursue all of our claims and defenses available in these lawsuits, an adverse determination in these lawsuits or an inability to obtain payment under our directors and officers liability insurance (“D&O insurance”) policies for litigation and indemnification costs in the securities matters and derivative action and any damages ultimately borne by us as a result of these lawsuits could have a material adverse effect on our business, financial condition, results of operations or cash flows. See Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8 “Financial Statements and Supplementary Data.”

An adverse outcome with respect to investigations of aaiPharma that are being conducted by the SEC and the U.S. Attorney’s Office could have a material adverse effect on our results of operations and liquidity.

In April 2004, in connection with an investigation conducted by the U.S. Attorney’s Office for the Western District of North Carolina (the “U.S. Attorney’s Office”), we received federal grand jury subpoenas for document production and potential testimony related to, among other things, certain transactions regarding our 2002 and 2003 financial information, the terms, conditions of employment and compensation arrangements of certain of our senior management personnel, compensation and incentive arrangements for employees responsible for the sale of our Brethine, Darvocet, calcitriol, azathioprine and Darvon Compound products, quantities of the foregoing products in distribution channels, financial benefits with respect to specified corporate transactions to our senior management and others, certain loans obtained by us, extensions of credit, if any, by us to officers or directors, accounting for sales and returns of our foregoing products, our analysts’ conference calls on financial results, internal and external investigations of pharmaceutical product sales activities, and related matters. The SEC has also commenced an investigation and we have received a subpoena from the SEC covering similar matters.

We have agreed to cooperate fully with the government investigations and share with the SEC and the U.S. Attorney’s Office all results of the Special Committee’s investigation of unusual sales of certain of our products and other matters. The U.S. Attorney’s Office, SEC and other government agencies that are investigating or might commence an investigation of aaiPharma could impose, based on a claim of fraud, material misstatements, violation of false claims law or otherwise, civil and/or criminal sanctions, including fines, penalties, and/or administrative remedies. If any government sanctions are imposed, which we cannot predict or reasonably estimate at this time, our business, and financial condition, results of operations or cash flows could be materially adversely affected. These matters have resulted, and are expected to continue to result, in a significant diversion of management’s attention and resources and in significant professional fees.

In addition, there may be additional governmental investigations pending of which we are not yet aware.

We have certain obligations to indemnify our officers and directors and to advance expenses to such officers and directors , and we may not have sufficient insurance coverage available for this purpose. We may be forced to pay these indemnification costs directly, and we may not be able to maintain existing levels of coverage, which could make it difficult to attract or retain qualified directors and officers.

Our bylaws require that we indemnify our directors and officers under specified circumstances. We have also agreed to advance expenses to certain of our directors and current and former officers in connection with investigations by the SEC and the U.S. Attorney’s office. Although we have purchased D&O liability insurance for our directors and officers to fund a portion of these obligations, if our insurance carriers should deny coverage, or if the indemnification costs exceed the insurance coverage, we may be forced to bear some or all of these indemnification costs directly, which could be substantial and may have an adverse effect on our business, financial condition, results of operations and cash flows. Our insurance carrier has initially denied coverage with respect to claims made in connection with the pending ERISA litigation, though we have made a new demand for coverage under this policy based on the claims contained in the amended complaint. If the cost of this insurance increases significantly, or if this insurance becomes unavailable, we may not be able to maintain or increase our levels of insurance coverage for our directors and officers, which could make it difficult to attract or retain qualified directors and officers.

Concerns with respect to our liquidity, and the circumstances surrounding our pending litigation and governmental investigations and recent management changes and reductions in force could make it difficult for us to retain and hire critical personnel.

Concerns with respect to our liquidity and the investigations by the SEC and/or the U.S. Attorney’s Office and pending securities and ERISA class actions and other litigation, and recent changes to our management team and reductions in force, have created substantial uncertainty regarding our ability to focus on our business operations and remain competitive with other companies in our industry. Because of this uncertainty, we may have difficulty retaining critical personnel or replacing personnel who leave aaiPharma. In addition, due to the recent substantial declines in the price of our common stock, the exercise price of outstanding employee stock options substantially exceeds the trading price of our common stock. We also have made matching contributions to our 401(k) plan that were invested in our common stock. The loss in value of these stock options and 401(k) investments may affect our ability to retain our critical employees, which could seriously harm our ability to generate revenue, manage day-to-day operations, and deliver our products and services. A substantial number of employees have voluntarily left aaiPharma in 2004 and we may continue to lose critical personnel.

Risks Related to Our Business

Our internal control over financial reporting has been inadequate and may continue to be inadequate and could adversely affect our financial condition and ability to carry out our business plan.

In connection with the preparation of our 2003 Form 10-K, our then Chief Executive Officer and then interim Chief Financial Officer concluded that, as of December 31, 2003, our disclosure controls and procedures were not adequate. In addition, management has recently completed the process of assessing the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Based on their assessment, our Chief Executive Officer and Chief Financial Officer have concluded that our internal control over financial reporting was not effective as of December 31, 2004 due to the existence of numerous material weaknesses. A detailed description of these material weaknesses is included in Part I, Item 8 “– Management Report on Internal Control Over Financial Reporting.”

In order to remediate the numerous material weaknesses in our internal control over financial reporting, we have devoted, and will be required to continue to devote, significant financial resources and management attention to our remediation efforts. Due to our liquidity constraints, we may not be able to devote sufficient financial resources to successfully remediate the material weaknesses in our internal controls that we have identified. In addition, our management is currently focused on dealing with our liquidity issues while continuing to operate our business, and thus may not be able to devote sufficient time and attention to our remediation efforts.

If we are not successful in addressing these material weaknesses, we may be unable to produce accurate and reliable financial reports on a timely basis or at all. In addition, if we do not have effective internal control over financial reporting, we may be exposed to an increased likelihood of financial fraud. If we cannot provide accurate and reliable financial reports and do not have internal controls that provide reasonable assurance that financial fraud will be prevented, investors, lenders, customers or suppliers could lose confidence in our reported financial information and our liquidity, access to capital markets, business and operating results could be harmed.

We may have overpaid for our branded product lines, which may not produce sufficient cash flow to repay indebtedness incurred in connection with the acquisition or to provide an acceptable rate of return on our investment.

Beginning in 2001, we increased our net revenues through a series of acquisitions of branded products. The acquisition prices that we paid were based upon many factors, including our analysis of sales history, forecasted sales, competition, and our judgment with respect to marketing potential, brand strength and product improvement opportunities. The revenues we derive from any of these product lines may be lower than amounts we expected when we acquired these product lines. We funded our significant product acquisitions, including Brethine, Darvon, Darvocet, Oramorph SR, Roxanol, and Roxicodone, with borrowings under predecessor senior credit facilities, and the net proceeds from our sale of the Notes. We may have overpaid for our branded product lines, and they may not produce sufficient cash flow to repay indebtedness incurred in connection with the acquisition or to provide an acceptable rate of return on our investment.

Our branded products are subject to generic competition and increased generic substitution for our branded products may result in a decrease in our revenues and materially affect our liquidity.

Our branded products are subject to generic competition. In early 2004, the Food and Drug Administration approved generic versions of our Roxicodone and Brethine injectable products. There is no proprietary protection for most of the branded pharmaceutical products that we sell, and as a result our branded pharmaceutical products are or may become subject to competition from generic substitutes. In May 2004, a generic version of injectable Brethine was introduced, which has significantly adversely affected our sales of that product (both as a result of a reduction in volume and pricing) and is expected to continue to do so and may result in the return of product sold in prior periods as the product’s shelf life nears expiration. In the second half of 2004, we recorded charges of $6.4 million due to the impairment of an intangible asset associated with our Brethine product because the introduction of generic competition adversely affected our future anticipated revenues, which negatively impacted the carrying value of such intangible asset. In addition, given levels of inventory of this product in the distribution channel, our cash flows from sales of this product may be negatively affected and we may experience significant returns of this product which could materially adversely affect our liquidity. Generic substitutes for our branded products, which may be identical to our branded products, are sold by competitors at significantly lower prices. If consumers and physicians do not believe that our branded products have greater benefits than their generic equivalents, they may elect generic equivalents or other substitute products in lieu of our branded products, which may result in decreased revenues for our branded products. Any further increase in the amount of generic and other competition against any one or more of our products could further lower prices and unit sales. In addition, pressures to reduce pharmaceutical costs, including from third-party payers such as health maintenance organizations, or HMOs, and health insurers, may result in physicians or pharmacies increasingly using generic substitutes. State and federal legislation, and decisions by state and federal government agencies with the power to determine or influence purchasing decisions on products sold to government agencies or through government-funded programs, may be enacted or made that would adversely affect purchases of branded pharmaceutical products. Such legislation or government agency decisions may more broadly mandate substitution of generic products for prescriptions written for branded products, establish preferred or exclusionary product lists that favor generic products, or otherwise establish or influence product purchases. Competition from generic products or additional legislation or regulatory developments favoring generic products, creating preferred or exclusionary product lists, or establishing or influencing purchasing decisions, could cause our sales of branded products to decrease and could have a material adverse effect on our business, financial condition, and results of operations.

A small number of customers account for a large portion of our sales and the loss of one of them, or changes in their purchasing or payment patterns or inventories, could result in reduced sales or adversely impact our financial performance.

We are heavily dependent on sales of our products to three large national wholesalers, McKesson Corporation, Cardinal Health Inc., and AmerisourceBergen Corporation, which then resell our products out of their inventories to pharmacies and other indirect customers for use in meeting ultimate prescription demand. Our results of operations, including, in particular, product sales revenue, may vary from quarter to quarter due to buying and payment patterns and inventories of our wholesalers. A significant wholesale customer has indicated to us that it will not pay for current purchases until its exposure for potential product return and chargeback payments is reduced below a specified level. Accordingly, current sales to this significant wholesaler have not resulted in corresponding cash payments to us. In the event wholesalers with whom we do business determine to limit their purchases of our inventory or withhold payments from us, sales of our products or our cash flows could be materially adversely affected. In addition, we believe that excess sales of our Brethine injectable and Darvocet N-100 products during the second half of 2003 significantly reduced our sales of these products in 2004. The small number of wholesale drug distributors, consolidation in this industry, changes in the business model of such wholesale drug distributors or financial difficulties of these distributors could result in the combination or elimination of warehouses, which could temporarily increase returns of our products or, as a result of distributors reducing inventory levels, delay the purchase of our products.

We do not anticipate receiving further material payments in connection with our significant development agreement in the future, and we may be unable to replace this revenue stream.

We have a significant development agreement under which we received product development revenues of $17.7 million in 2004, $13.0 million in 2003 and $16.9 million in 2002 and development services revenues of $0.7 million in 2004, $2.7 million in 2003 and $4.7 million in 2002. During this time period, we recorded research and development expenses of zero in 2004, $1.0 million in 2003 and $0.7 million in 2002 related to this agreement. In April 2004, we entered into an agreement to receive a prepayment of amounts that would otherwise be paid to us quarterly through the second quarter of 2005 under this significant development agreement. These payments would have aggregated $15.4 million, and in April 2004 we received approximately $15.0 million in gross proceeds from the prepayment. We do not anticipate that we will receive any further payments in connection with this significant development agreement in the future. If we are unable to replace this revenue stream, our results of operations and cash flows may be materially adversely affected.

We are dependent on third parties for the manufacture of our products and for critical raw materials and services.

We are dependent on third parties for certain essential business functions, and problems with these third-party arrangements could materially adversely affect our ability to manufacture and sell products and our business, financial condition, and results of operations.

We are dependent on third parties for the manufacture of certain of our pharmaceutical products. Our manufacturing dependence upon third parties may adversely affect our profit margins and our ability to deliver our products on a timely and competitive basis. We have entered into supply agreements with our third-party manufacturers that obligate them to supply us with products. However, if we are unable to timely pay for such products, our third party manufacturers may be able to terminate their obligations to supply our needs. If we are unable to retain or replace third-party manufacturers on commercially acceptable terms and on a timely basis, we may not be able to distribute our products as planned. If we encounter delays or difficulties with contract manufacturers in producing or packaging our products, the distribution, marketing and subsequent sales of these products will be adversely affected, and we may have to seek alternative sources of supply, lose sales or abandon or divest a product line on unsatisfactory terms. We may be unable to enter into alternative supply arrangements at commercially acceptable rates on a timely basis, if at all. The manufacturers that we use may not be able to provide us with sufficient quantities of our products, and the products supplied to us may not meet our specifications. Moreover, failure of our contract manufacturers to follow good manufacturing practices as mandated by the FDA, could suspend or halt manufacturing at these sites. Additionally, modifications, enhancements, or changes in manufacturing sites of approved products are subject to FDA approval that we may not be able to obtain and that may be subject to a lengthy application process.

After expiration of our existing third-party supply contracts, our manufacturing costs for those products supplied under these contracts could be higher and any transfer of manufacturing of these products, including any transfer to our own or new third-party manufacturing facilities, may cause us to incur significant manufacturing start-up costs. Our third-party supply contracts are scheduled to expire beginning over the next few years, and we may be unable to renew agreements with our current suppliers because in a number of cases our suppliers are companies from whom we acquired our branded products and the supply agreements were entered into in connection with the purchase of the branded product line. Additionally, any change of the manufacturing site of any of these products would require FDA approval of the new manufacturing facility. FDA approval, however, is not within our control, and we may not receive the necessary approval within our anticipated time schedule, if at all.

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

We use, and are dependent on, a contract distribution program for warehousing of our branded products. We have contracted with a national pharmaceutical product distribution company to provide warehousing, product distribution, inventory tracking, customer service and financial administrative assistance related to our product distribution program. We have extended our time of payments of our obligations under this agreement and continue to negotiate with the distributor with respect to payment plans related thereto. The distribution company may terminate this agreement for any reason with 180 days written notice and upon an uncured default thereunder. We are dependent on the capabilities of this third party to distribute our products effectively. We do not have extensive experience performing these functions ourselves and may suffer significant disruption if in the future we have to perform these functions or find alternative providers.

Our new products and line extensions, including Darvocet A500, may not produce revenues sufficient to justify the cost of acquiring or developing these products or our related direct costs and selling expenses.

Our business plan for our Darvocet line extensions, including Darvocet A500, was based on the belief that these products would not be subject to immediate competition from generic products, although they would be subject to potential generic competition. In some jurisdictions, however, pharmacists may fill prescriptions written for Darvocet A500 and similar Darvocet line extension products with generic products that, though not recognized by the FDA as therapeutically equivalent to the Darvocet products, may be deemed by the pharmacist to be therapeutically equivalent to those products. It is our understanding that a pharmacist’s profit margin on these generic products generally exceeds the pharmacist’s profit margin on our branded Darvocet line extension products. These factors may result in lower revenues from these Darvocet line extensions than we had internally estimated. We have written off the full amount of the Darvocet A500 assets we acquired in July 2003 because we do not anticipate additional material income from this product. Our new products and line extensions may not produce revenues sufficient to justify our cost of acquiring or developing these products or our direct costs and selling expenses.

If we cannot sell our Darvocet A500 and other products in amounts greater than our minimum purchase requirements under our supply agreement, our results of operations and cash flows may be adversely affected.

Our original supply agreement for Darvocet A500 requires us to purchase certain minimum levels of this product over the initial three-year period of this agreement, subject to specified terms and conditions. If sales of our Darvocet A500 product do not significantly increase from current rates, we will likely incur losses in connection with the purchase commitments under the supply agreement. We have booked an $11.7 million charge with respect to this purchase commitment in 2004, however, we will have to make a cash payment to this supplier in 2006 if we do not meet this minimum purchase commitment. In the event we incur losses in connection with the purchase commitments under the supply agreements, there may be a material adverse effect upon our cash flows.

Because we have a limited number of product lines, a material adverse change in any one of our product lines could materially adversely affect our results of operations and cash flows.

Our success is largely dependent upon a limited number of key product lines, which means that any unfavorable developments with respect to any one product line could materially adversely affect us. Sales of our branded product lines, particularly Darvon and Darvocet, represent a significant portion of our total revenues. The divestiture of our M.V.I. business reduced the number of key product lines that we sell. Accordingly, any factor adversely affecting sales of any of these products, such as the introduction in 2004 of generic competitors of our injectable Brethine and Roxicodone products, could have a material adverse effect on our business, financial condition, and results of operations. In addition, any perceived problems with these products, such as any problem with their safety or efficacy, could have a similar material adverse effect.

We may incur substantial expense to develop products that we never successfully commercialize.

We incur substantial research and development expenses, and other expenses, attempting to develop new or improved products or product line extensions. The products or line extensions to which we devote operational and financial resources could be commercial failures. Successful commercialization of products and product line extensions requires accurate anticipation of market and customer acceptance of particular products, customers’ needs, the sale of competitive products, and emerging technological trends, among other things. Additionally, for successful product development, we must complete many complex formulation and analytical testing requirements and timely obtain regulatory approvals from the FDA and other regulatory agencies. When developed, new or reformulated drugs may not exhibit desired characteristics or may not be accepted by the marketplace. Complications can also arise during production scale-up. Our products and line extensions may encounter unexpected, irresolvable patent conflicts, or may not have enforceable intellectual property rights. Delays or problems also may arise from internal conflicts for resource availability, personnel errors or equipment failures. In addition, development of products and product line extensions may be delayed due to budget constraints and liquidity concerns. If we incur significant expenses for a product or line extension that we do not successfully develop and commercialize, there could be a material adverse effect on our business, financial condition and results of operations.

Delays in development of pipeline pharmaceutical products due to liquidity concerns may result in reduced benefits if we later successfully complete development.

Due to liquidity constraints, we do not believe we will be able to fund additional research and development activities in 2005 at historical levels, and we may not be able to fund additional research and development activities at all. As of the date of this Annual Report, the only product under active development is the Darvocet line extension. Our inability to fund research and development at this time will delay the development of our pipeline products if we subsequently actively pursue development of these products. Delays in development may jeopardize the likelihood that the products we may subsequently develop would be commercially successful. For example, the commercial success of products we are developing as generic pharmaceutical products depends upon our products being the first or second such generic product approved by the FDA. Any delay in development may result in competitors’ generic products being approved before we complete development of our product. We may terminate a development project due to delays if we believe that the likelihood of obtaining an advantageous competitive position for our product candidate no longer justifies continued development expense, in which case we may not have the ability to recoup any of our research and development expense on that project.

There is a risk that we may incur additional charges for intangible asset impairment.

When we acquire the rights to manufacture and sell a product, we record the aggregate purchase price, along with the value of the product related liabilities we assume, as intangible assets. We use the assistance of valuation consultants to help us allocate the purchase price to the fair value of the various intangible assets we have acquired. Then, we must determine if each asset has an indefinite life or a definite life and estimate the economic useful life of each of the definite-lived intangible assets in order to amortize their cost as an expense in our statement of operations over the estimated economic useful life of the related asset. The factors that drive the actual economic useful life of a pharmaceutical product are inherently uncertain, and include physician loyalty and prescribing patterns, competition by products prescribed for similar indications, future introductions of competing products not yet FDA approved, the impact of promotional efforts and many other issues. We use all of these factors in initially estimating the economic useful lives of our products, and we also routinely monitor these factors for indications of appropriate revisions.

In assessing the recoverability of our intangible assets, we must make assumptions regarding estimated undiscounted future cash flows and other factors. If the estimated undiscounted future cash flows do not exceed the carrying value of the intangible assets, we must determine the fair value of the intangible assets. If the fair value of the intangible assets is less than their carrying value, an impairment loss will be recognized in an amount equal to the difference. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for our intangible assets. In addition, material adjustments to our forecasted revenues from the sales of any of our acquired product lines, including Darvocet, may require us to employ different assumptions with respect to our estimated cash flows. We review intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If we determine that an intangible asset is impaired, a non-cash impairment charge is recognized. In 2004, we recorded impairment charges of $87.1 million due to the impairment of intangible assets associated with our Darvon/Darvocet products and $6.4 million due to the impairment of intangible assets associated with our Brethine products.

Because circumstances after an acquisition can change, we may not realize the value of intangible assets. If we were to determine that impairment of our intangible assets has occurred,

we would be required to write-off the impaired portion of the unamortized intangible assets, which could have a material adverse effect on our results of operations in the period in which the write-off occurs. In addition, in the event of a sale of any of our assets, we cannot be certain that our recorded value of such intangible assets would be recovered.

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

Before marketing most drug products, we are required to obtain approval from the FDA based upon pre-clinical testing, clinical trials showing safety and effectiveness, chemistry and manufacturing control data, and other data and information. The generation of the required data is regulated by the FDA and can be time-consuming and expensive, and the results might not justify approval. Our FDA product filings may not be approved in a timely manner, if at all, and we may be unable to meet other regulatory requirements for our products. Pharmaceutical products also must be distributed, sampled, advertised and promoted in accordance with FDA requirements. Even if we are successful in obtaining all required pre-marketing approvals, post-marketing requirements and any failure on our part to comply with other regulations could result in suspension or limitation of approvals or commercial activities pertaining to affected products. The FDA could also require reformulation of products during the post-marketing stage.

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

The federal health care program anti-kickback statute makes it illegal for anyone to knowingly and willfully make or receive “kickbacks” in return for any health care item or service reimbursed under any federally financed healthcare program. This statute applies to arrangements between pharmaceutical companies and the persons to whom they market, promote, sell and distribute their products. Federal false claims laws prohibit any person from knowingly making a false claim to the federal government for payment. Recently, several pharmaceutical companies have been prosecuted under these laws, even though they did not submit claims to government healthcare programs. The prosecutors alleged that they were inflating drug prices they report to pricing services, which are in turn used by the government to set Medicare and Medicaid reimbursement rates. Pharmaceutical companies also have been prosecuted under these laws for allegedly providing free products to customers with the expectation that the customers would bill federal programs for the products. Additionally, the majority of states have laws similar to the federal anti-kickback law and false claims laws. Sanctions under these federal and state laws include monetary penalties, exclusion from reimbursement for products under government programs, criminal fines and imprisonment. While we have internal policies and practices requiring compliance with the health care fraud and abuse laws and false claims laws, it is possible that some business practices could be subject to challenge under one or more of these laws, which could have a material adverse effect on our business, financial condition and results of operations.

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

We face an inherent business risk of exposure to product liability claims in the event that the use of our products or products that we manufacture for others is alleged to have resulted in adverse effects. Such risks will exist even with respect to those products that receive regulatory approval for commercial sale. While we will take what we believe are appropriate precautions, we may not be able to avoid significant product liability exposure. Although we maintain product liability insurance, this insurance may not be sufficient to cover all potential claims against us or involving our products or products manufactured for others. Also, adequate insurance coverage for existing and future products may not be available in the future at acceptable costs, if at all. The assertion of this type of claim could have a material adverse affect on our business, financial condition and results of operations. Product recalls may be issued at our discretion or at the discretion of government agencies or others having regulatory authority for pharmaceutical product sales. Recalls also could have a material adverse effect on our business, financial condition and results of operations.

We are vulnerable to pressures from third-party payers.

Our commercial success in product sales will depend on patients being reimbursed by third-party health care payers, such as government and private health insurers and managed care organizations. Third-party payers are increasingly challenging the pricing of medical products and services. For example, third-party payers strenuously discourage use of branded products when generic substitutes are available. As a result, reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product acquisition and development. If adequate reimbursement levels are not provided, our business, financial condition and results of operations could be materially and adversely affected.

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

New legislation or regulatory proposals or actions may adversely affect our revenues and prospects.

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

The FDA has recently taken action requiring a broad class of painkillers known as nonsteroidal anti-inflammatory drugs or NSAIDs to carry a “black box” label warning consumers of an increased risk of heart attack and stroke from using these products. A “black box” warning is the strongest possible warning required by the FDA. The Lynxorb product that we have been developing is an NSAID and would be required to carry this “black box” label if we complete development of this product and it is approved by the FDA. A “black box” warning label could reduce the commercial prospects for Lynxorb.

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

Because our common stock is publicly traded, we are subject to certain rules and regulations of federal, state and financial market exchange entities charged with the protection of investors and the oversight of companies whose securities are publicly traded. These entities, including the Public Company Accounting Oversight Board and the SEC, have recently issued new requirements and regulations and continue developing additional regulations and requirements in response to recent corporate scandals and laws enacted by Congress, most notably the Sarbanes-Oxley Act of 2002. Our efforts to comply with these new regulations have resulted in, and are likely to continue resulting in, increased general and administrative expenses and diversion of management time and attention from revenue-generating activities to compliance activities.

In particular, our efforts to prepare to comply with Section 404 of the Sarbanes-Oxley Act and related regulations regarding our management’s required assessment of our internal control over financial reporting and our independent auditors’ attestation of that assessment have required, and continue to require, the commitment of significant financial and managerial resources, including the commitment of significant financial and managerial resources to remediate the material weaknesses in our internal control over financial reporting that we have identified.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies change and can have an adverse impact on our operating results. To seek to minimize our risk from foreign exchange movement, we may use local debt to fund our foreign operations. If foreign exchange rates were to increase by 10%, our operating results would have been lower by $0.1 million in 2004 due to the reduction in reported results from European operations.

We are also exposed to fluctuations in interest rates on variable rate debt instruments tied to LIBOR, as discussed in “Management’s Discussion and Analysis of Financial Condition – Liquidity and Capital Resources.” If interest rates were to increase by 1%, annual interest expense on variable rate debt tied to interest rates would increase by approximately $1.5 million based on our average variable rate debt balance in 2004.

Item 8. Financial Statements and Supplementary Data

Management’s Report on Internal Control Over Financial Reporting

Management of aaiPharma Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes policies and procedures that: 1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; 2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and 3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2004 because of the material weaknesses outlined below.

A material weakness in internal controls is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected on a timely basis by the Company.

Management has identified the following material weaknesses in connection with its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004:

1. The Company did not maintain effective controls over revenue recognition from Development Services activities. The Company’s independent registered public accountants discovered in their audit of the Company’s financial statements at and for the year ended December 31, 2004 a Development Services project for which revenue had been recorded in 2004 in excess of the amount stated in a purchase order issued by the client. Management believes that the controls in place over revenue recognition from Development Services activities during 2004 were not sufficient to provide reasonable assurance that a similar material misstatement would be prevented or detected in a timely fashion.

2. The Company did not maintain effective controls over the accounting for inventory of certain supplies used in the non-clinical portion of the Development Services business. Management determined that employees failed to follow policies and procedures related to the consumption of this inventory. In addition, this inventory was not included in year-end physical inventory counts. The inventory process lacked adequate control processes to ensure that timely adjustments were made to the recorded amount of inventory as the asset was consumed. This ineffective control resulted in an untimely recording of a decrease in inventory value.

3. The Company lacked effective controls over the period-end financial closing process due to three specific deficiencies. First, management determined that ineffective controls existed due to insufficient review processes that resulted in a number of adjustments identified by the Company’s independent registered public accountants and subsequently made to the Company’s financial statements for the period ended December 31, 2004 that were not initially identified and recorded by the Company.

Second, there was a lack of timely closing of the Company’s financial books and records. This precluded the timely review by operations management of monthly financial reports against budgets or forecasts and the timely reporting of quarterly results to the Board of Directors in sufficient detail, including a budget/forecast-to-actual comparison.

Third, within the accounting functions involved in the closing process, there existed a number of segregation of duties conflicts. Although a process was initiated in the third and fourth quarters of 2004 to segregate these duties where possible and implement independent review procedures, the process had not been completed as of December 31, 2004.

4. The Company lacked effective controls over the processes and procedures involved in the accounting for income taxes in connection with the preparation of consolidated financial statements. Specifically, the control deficiency related to the Company’s review of the work prepared by an independent third party firm that was retained in the third and fourth quarters of 2004 to assist in the accounting for income tax. The Company’s review of this work failed to identify adjustments related to an inaccurate valuation allowance and an inaccurate calculation of the appropriate deduction for stock options exercised and did not include a reconciliation between the Company’s tax return as filed and the income tax provision recorded. These adjustments were identified by the Company’s independent registered public accountants as part of the year-end audit. As a result, the Company reflected adjustments to the provision for income taxes, deferred tax assets, and interest payable in the 2004 financial statements.

5. The Company lacked effective controls over the process for reviewing its intangible assets for impairment in connection with the preparation of the Company’s 2004 consolidated financial statements. The Company’s independent registered public accountants determined in connection with the year end audit that the methodology used by the Company for determining impairment was not adequate. Management determined this to be a material weakness because the Company’s use of the revised methodology led to its recognition of write downs of intangible pharmaceutical products assets that had not been initially identified and recorded by the Company.

6. The Company lacked effective controls over the process for determining appropriate product returns reserves for product sales. Specifically, the weakness related to the Company’s review of wholesalers’ reports of their respective inventory levels. In March 2005, a major wholesaler notified the Company of its intent to return product for credit. In reviewing the notification, the Company determined that the specific inventory to be returned was omitted from that wholesaler’s most recent quarterly reports to the Company, and that the Company did not perform sufficient reconciliations to provide reasonable assurance that this type of error would be detected on a timely basis. As a result of this error, the Company made adjustments to increase its reserve for product returns, which affected the amount of net revenues from product sales initially recorded by the Company in the third and fourth quarters of 2004, and is restating the reported results for its third quarter of 2004.

The Company’s independent registered public accountants, Ernst & Young LLP, have audited management’s assessment and have issued an unqualified attestation report on management’s assessment of the Company’s internal control over financial reporting and an adverse opinion on the Company’s internal control over financial reporting, which appears, together with their report on the Company’s consolidated financial statements, on pages 104 through 108.

/s/ Ludo J. Reynders
Ludo J. Reynders, Ph. D.
President and Chief Executive Officer

/s/ Matthew E. Czajkowski
Matthew E. Czajkowski
Executive Vice President, Chief Financial Officer and
Chief Administrative Officer

April 26, 2005

Report of Independent Registered Public Accounting Firm on Financial Statements

Board of Directors and Stockholders
aaiPharma Inc.

We have audited the accompanying consolidated balance sheets of aaiPharma Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, stockholders’ equity (deficit), and comprehensive (loss) income for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(c). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of aaiPharma Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying financial statements have been prepared assuming that aaiPharma Inc. will continue as a going concern. As more fully described in Note 1, the Company has incurred recurring operating losses and has a significant working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with banks and other lenders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans as to these matters are also described in Note 1. The 2004 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of aaiPharma Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 26, 2005 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ Ernst & Young

Raleigh, North Carolina

April 26, 2005

Report of Independent Registered Public Accounting Firm on Internal Control

The Board of Directors and Shareholders of aaiPharma Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that aaiPharma Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of material weaknesses in internal controls over recognizing developmental services revenue, accounting for inventory, the financial statement close process, accounting for income taxes, the product revenue adjustment process, and analyzing intangible assets for impairment based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). aaiPharma Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of aaiPharma Inc.’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of aaiPharma Inc.; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of aaiPharma Inc. are being made only in accordance with authorizations of management and directors of aaiPharma Inc.; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of aaiPharma Inc.’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

-	Insufficient controls with respect to recognition of revenue from developmental services contracts for its development services business. The accounts affected by this material weakness are development services revenue and work-in-process receivables as adjustments were recorded to aaiPharma Inc.’s 2004 annual financial statements as a result of our audit;

-	Insufficient controls with respect to accounting for inventory of certain supplies used in its development services business. The accounts affected by this material weakness are inventory and direct costs as adjustments were recorded to aaiPharma Inc.’s 2004 annual financial statements as a result of our audit;

-	A combination of control deficiencies relating to aaiPharma Inc.’s period end financial statement close process. All accounts are affected by this material weakness as numerous adjustments were recorded to aaiPharma Inc.’s 2004 annual financial statements as a result of our audit;

-	A combination of control deficiencies relating to aaiPharma Inc.’s accounting for income taxes. This material weakness affected the following tax accounts: income tax expense, the related income tax accruals and current and non-current deferred tax assets and liabilities, as adjustments were recorded to aaiPharma Inc.’s 2004 annual financial statements as a result of our audit;

-	Insufficient controls related to aaiPharma Inc.’s pharmaceutical division’s process of recording adjustments to revenue, including reserving for product returns. This material weakness affects accounts receivable reserve accounts and product sales revenue, as adjustments were recorded to aaiPharma Inc.’s 2004 annual financial statements and September 30, 2004 interim financial results as a result of our audit; and

-	Insufficient controls related to aaiPharma Inc.’s analysis for impairment of intangible assets. This material weakness affects intangible assets and amortization expense, as adjustments were recorded to aaiPharma Inc.’s 2004 annual financial statements as a result of our audit.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the December 31, 2004 financial statements, and this report does not affect our report dated April 26, 2005 on those financial statements.

In our opinion, management’s assessment that aaiPharma Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, aaiPharma Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of aaiPharma Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows, stockholders’ equity (deficit), and comprehensive (loss) income for each of the three years in the period ended December 31, 2004 and our report dated April 26, 2005 expressed an unqualified opinion thereon (which contains an explanatory paragraph describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern as described in Note 1 to the consolidated financial statements).

/s/ Ernst & Young LLP

Raleigh, North Carolina

April 26, 2005

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Net revenues:
Product sales	$77,776	$119,223	$124,384
Product development	23,987	16,468	19,610
Development services (includes related party net revenues of $0, $630, and $1,556)	94,883	89,286	86,516
Reimbursed out-of-pocket	18,684	11,950	10,688

	215,330	236,927	241,198

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense):
Product sales (includes product related amortization of $15,811, $12,273 and $9,239)	46,248	61,763	39,487
Development services	55,961	53,074	51,210
Reimbursable out-of-pocket	18,684	11,950	10,688

Total direct costs	120,893	126,787	101,385

Selling expenses	34,983	39,534	23,077
General and administrative expenses	45,875	40,463	40,109
Research and development	16,319	21,788	20,853
Depreciation	8,665	7,973	7,156
Professional fees - internal inquiry	11,042	—	—
M.V.I. contingent payment/(gain on sale)	(8,112)	—	—
Guaranteed purchase commitments	11,695	—	—
Restructuring charges	22,392	—	—
Royalty expenses	1,727	1,095	—
Intangible asset impairment	93,972	20,600	—

Total operating costs and expenses	359,451	258,240	192,580

(Loss) income from operations	(144,121)	(21,313)	48,618

Other income (expense):
Interest expense, net	(34,989)	(21,078)	(19,366)
Loss from extinguishment of debt	(6,229)	(1,511)	(8,053)
Other	(2,142)	6,697	461

	(43,360)	(15,892)	(26,958)

(Loss) income before income taxes	(187,481)	(37,205)	21,660
Provision for (benefit from) income taxes	3,690	(4,502)	8,542

	Years Ended December 31,
	2004	2003	2002
Net (loss) income	$(191,171)	$(32,703)	$13,118

Basic (loss) earnings per share	$(6.69)	$(1.18)	$0.48

Weighted average shares outstanding	28,565	27,730	27,348

Diluted (loss) earnings per share	$(6.69)	$(1.18)	$0.46

Weighted average shares outstanding	28,565	27,730	28,359

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$7,130	$8,785
Accounts receivable, net	12,756	32,614
Work-in-progress	10,172	12,503
Inventories, net	10,722	14,693
Deferred tax assets	—	19,184
Income taxes recoverable	11,110	—
Prepaid and other current assets	13,810	10,398

Total current assets	65,700	98,177
Property and equipment, net	52,942	57,236
Goodwill, net	14,350	13,361
Intangible assets, net	190,099	351,315
Other assets	15,979	14,508

Total assets	$339,070	$534,597

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$351,645	$4,000
Accounts payable	22,031	21,879
Customer advances	11,043	17,630
Accrued wages and benefits	4,881	5,320
Interest payable	5,738	5,511
Deferred product revenue	4,127	45,664
Other accrued liabilities	51,481	11,133

Total current liabilities	450,946	111,137
Long-term debt, less current portion	—	338,844
Deferred tax liability	—	2,246
Other liabilities	14	7,647
Commitments and contingencies
Stockholders’ equity (deficit):
Preferred stock, $.001 par value; 5 million shares authorized, none outstanding in 2004 or 2003	—	—
Common stock, $.001 par value; 100 million shares authorized, 28,585,582 outstanding - 2004; 28,221,983 outstanding - 2003	29	28

	December 31,
	2004	2003
Paid-in capital	91,425	88,049
Accumulated deficit	(207,478)	(16,307)
Accumulated other comprehensive income	4,398	3,197
Deferred compensation	(264)	(244)

Total stockholders’ equity (deficit)	(111,890)	74,723

Total liabilities and stockholders’ equity (deficit)	$339,070	$534,597

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net (loss) income	$(191,171)	$(32,703)	$13,118
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	24,476	20,246	16,395
Intangible asset impairment, net of tax	93,972	20,600	—
Write-off of deferred financing and other costs	6,229	1,511	8,053
Gain on sale of M.V.I. product line	(39,113)	—	—
Noncash stock based compensation	225	—	—
Loss on disposal of assets and other	2,008	434	145
Changes in operating assets and liabilities:
Accounts receivable, net	20,256	(2,632)	(2,380)
Work-in-progress	3,007	(1,085)	643
Inventories	1,088	2,449	(7,853)
Deferred tax assets and income taxes recoverable	8,074	(17,913)	(352)
Prepaid and other assets	(11,083)	(5,687)	(10,409)
Accounts payable	(65)	3,849	1,937
Customer advances	(7,004)	2,062	1,227
Interest payable	226	279	4,861
Deferred product revenue	(41,537)	45,664	—
Accrued wages and benefits and other accrued liabilities	37,327	1,278	5,580

Net cash (used in) provided by operating activities	(93,085)	38,352	30,965

Cash flows from investing activities:
Purchases of property and equipment	(5,427)	(11,910)	(8,529)
Purchase of property and equipment previously leased	—	—	(14,145)
Proceeds from sales of property and equipment	97	606	131
Product line disposals	92,918	—	—
Product line acquisitions	—	(102,464)	(211,997)
Other	(340)	(502)	(593)

Net cash provided by (used in) investing activities	87,248	(114,270)	(235,133)

Cash flows from financing activities:
Proceeds from long-term borrowings	177,500	160,000	244,486
Payments on long-term borrowings	(166,000)	(93,500)	(51,900)
(Payments on) proceeds from interest rate swaps, net	(10,293)	1,703	10,486
Proceeds from stock option exercises	3,132	8,757	3,243
Other	(193)	1,086	(2,153)

	Years Ended December 31,
	2004	2003	2002
Net cash provided by financing activities	4,146	78,046	204,162

Net (decrease) increase in cash and cash equivalents	(1,691)	2,128	(6)
Effect of exchange rate changes on cash	36	125	167
Cash and cash equivalents, beginning of year	8,785	6,532	6,371

Cash and cash equivalents, end of year	$7,130	$8,785	$6,532

Supplemental information, cash paid for:
Interest	$32,183	$24,012	$16,835

Income taxes	$6,124	$7,248	$1,346

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

				Retained Earnings	Accumulated
	Common Stock		Paid-in	(Accumulated	Other Comprehensive	Deferred
	Shares	Amount	Capital	Deficit)	Income (Loss)	Compensation	Total
Balance, December 31, 2001	26,996	$27	$75,224	$3,278	$(2,165)	$—	$76,364

Stock options exercised	507	—	3,825	—	—	—	3,825
Currency translation adjustments, net of tax	—	—	—	—	1,837	—	1,837
Realized loss on investments reclassified into earnings	—	—	—	—	110	—	110
Net income	—	—	—	13,118	—	—	13,118

Balance, December 31, 2002	27,503	27	79,049	16,396	(218)	—	95,254

Stock options exercised	719	1	8,582	—	—	—	8,583
Currency translation adjustments, net of tax	—	—	—	—	3,415	—	3,415
Issuance of restricted stock award	—	—	418	—	—	(418)	—
Deferred compensation amortization	—	—	—	—	—	174	174
Net loss	—	—	—	(32,703)	—	—	(32,703)

Balance, December 31, 2003	28,222	28	88,049	(16,307)	3,197	(244)	74,723

Stock options exercised	364	1	3,131	—	—	—	3,132
Currency translation adjustments, net of tax	—	—	—	—	1,201	—	1,201
Issuance of restricted stock award	—	—	245	—	—	(245)	—
Deferred compensation amortization	—	—	—	—	—	225	225
Net loss	—	—	—	(191,171)	—	—	(191,171)

Balance, December 31, 2004	28,586	$29	$91,425	$(207,478)	$4,398	$(264)	$(111,890)

     The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Net (loss) income	$(191,171)	$(32,703)	$13,118
Currency translation adjustments, net of tax	1,201	3,415	1,837
Realized loss on investments reclassified into earnings from other comprehensive income	—	—	110

Comprehensive (loss) income	$(189,970)	$(29,288)	$15,065

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.

Notes to Consolidated Financial Statements
December 31, 2004

1. Significant Accounting Policies and Other Matters

Organization

aaiPharma Inc. (“aaiPharma” or the “Company”) is a science-based pharmaceutical company. The Company has a comprehensive range of pharmaceutical development capabilities primarily in the United States and Europe. In 2004, the majority of the Company’s consolidated net revenues were earned in its development services business. In 2003 and 2002, the majority of the Company’s consolidated net revenues came from the sale of commercial pharmaceutical products in its product sales business. Major customers for the development services and product development businesses are large and small pharmaceutical and biotechnology companies. Major customers for the Company’s pharmaceutical products are large, well established pharmaceutical wholesalers and distributors.

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of aaiPharma Inc. and its wholly owned subsidiaries. All material intercompany transactions have been eliminated. Certain balances in the prior years’ consolidated financial statements have been reclassified to conform to the December 31, 2004 presentation. These reclassifications had no impact on previously reported net income (loss) or stockholders’ equity (deficit).

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

Going Concern

The Company incurred a substantial net loss and loss from operations for 2004 and the quarter ended December 31, 2004. The Company’s results of operations have continued to deteriorate as customer concerns regarding its financial condition have affected sales of the Company’s pharmaceutical products as well as the Company’s ability to obtain and maintain development services engagements.

As a result of the Company’s substantial and recurring operating losses, the Company believes that it does not have adequate sources of liquidity to fund operations in the near term unless the Company obtains additional sources of liquidity. The Company did not make the $10.5 million scheduled interest payment due on its senior subordinated notes on April 1, 2005.

In light of its current financial condition, the Company believes that its operations can no longer support its existing debt and that the Company must restructure its debt to levels that are more in line with its operations. Thus, it is highly likely that the Company will seek relief under chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) which would substantially dilute and may eliminate the interests of the holders of the Company’s common stock.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Because of the potential for defaults under the Company’s senior credit facilities and the senior subordinated notes at December 31, 2004, all $350.5 million of debt under the Company’s senior credit facilities and the notes was classified as current liabilities on the Company’s consolidated balance sheet at December 31, 2004.

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

Net Revenues

The Company’s consolidated net revenues represent the Company’s total revenues less allowances for customer credits, including estimated discounts, rebates, chargebacks, product returns and non research and development expenses reimbursed by customers.

Net revenues are reported for the Company’s three operating segments, which are product sales, development services and product development.

The following table sets forth the Company’s gross revenues and the amount of dilution to revenues resulting from revenue reserves such as allowances for customer credits, including discounts, rebates, chargebacks, product returns and other allowances for each of 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Gross revenues	$273,227	$339,232	$294,602
Less allowance for customer credits	57,897	102,305	53,404

Net revenues	$215,330	$236,927	$241,198

Allowances for customer credits as a percentage of gross revenues were 21.2% for 2004 as compared to 30.2% for 2003 and 18.1% for 2002. This change is primarily related to lower pharmaceutical returns and chargeback reserve needs based on changes in sales mix, primarily due to lower Brethine sales and the sale of the Company’s MVI product line.

In the fourth quarter of 2004, the Company began reporting revenues and expenses under the guidelines of the Emerging Issues Task Force Issue No. (“EITF”) 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.” EITF 01-14 requires that reimbursements received for out-of-pocket expenses should be characterized as revenue. All prior period amounts have been reclassified to comply with this release. The adoption of this rule resulted only in the gross up of revenues and expenses and had no impact on earnings.

Product Sales

The Company recognizes revenues for product sales at the time title and risk of loss are transferred to the customer, and the other criteria of SAB 101 and SFAS 48 are satisfied, which is generally at the time products are received by our customers. Product shipping and handling costs are included in product cost of goods sold. Products are sold to pharmaceutical wholesalers, the largest three of which account for approximately 83%, 81% and 88% of the Company’s product sales net revenues for the years ended December 31, 2004, 2003 and 2002, respectively. At the time gross revenue is recognized from product sales, an adjustment, or decrease, to revenue for estimated chargebacks, rebates, discounts and returns is also recorded. These revenue reserves are determined on a product-by-product basis. Revenue reserves are established by management as its best estimate at the time of sale based on each product’s historical experience adjusted to reflect known changes in the factors that impact such reserves. Reserves for chargebacks, rebates and related allowances are established based on the contractual terms with customers; analysis of historical levels of discounts, chargebacks and rebates; communications with customers and purchased information about the rate of prescriptions being written and the levels of inventory remaining in the distribution channel as well as expectations about the market for each product and anticipated introduction of competitive products. The reserves for chargebacks and returns are the most significant estimates used in the recognition of our revenue from product sales. Contract prices are established for certain indirect customers that are supplied by the Company’s wholesale customers. A chargeback represents the difference between the current published wholesale acquisition cost and the indirect customer’s contract price. If the actual amount of cash discounts taken, chargebacks, rebates and expired product returns differ from the amounts estimated by management, material differences may result from the amount of revenue the Company recognizes from product sales.

In the case of shipments made to wholesalers that do not meet the revenue recognition criteria of SFAS 48 and SAB 101, such shipments are accounted for using the consignment model. Product shipments accounted for under the consignment model currently include the Company’s new product launches in 2003 and product shipments through a specialty distributor, which began in the third quarter of 2003. Under the consignment model, the Company does not recognize revenue upon shipment of product. For these product sales, the Company invoices the wholesaler, records deferred revenue at gross invoice sales price, and classifies the inventory held by the wholesaler as “consigned inventory” at the Company’s cost of goods for such inventory. The Company recognizes revenue on consigned inventory when such inventory is sold through to the wholesalers’ customers, on a first-in first-out (FIFO) basis. The Company’s estimates of inventory at the wholesalers and deferred revenue on consigned inventory are based on (1) the projected prescription demand-based sales for its products, (2) the Company’s analysis of third-party information, including information obtained from certain wholesalers with respect to their inventory levels and sell-through to customers and third-party market research data, and (3) the Company’s internal product sales information. The Company’s estimates are subject to the inherent limitations of estimates that rely on third-party data, as certain third-party information was itself in the form of estimates, and reflect other limitations. The Company’s sales and revenue recognition for such consigned inventory reflect the Company’s estimates of actual product sold through to the wholesale customer. Deferred product revenues under the consignment model were $4.1 million and $45.7 million as of December 31, 2004 and 2003, respectively.

Prior to 2003, the amount of actual product returns experienced by the Company had not been significant. As a result, actual returns were charged against revenue in the period they occurred and aggregate revenue reserves were evaluated to determine if they were sufficient to cover estimated chargebacks, rebates and related allowances, as well as the expected rate of returns, and adjusted as deemed necessary. In 2003, the Company began segregating the Company’s products return reserve, which prior thereto the Company believed was adequately covered by the Company’s aggregate revenue reserves for chargebacks, rebates and related allowances. The Company increased the level of detail included in the Company’s analyses to include analyzing inventory in the channel to determine remaining shelf life. The Company’s returns reserve needs are primarily related to the number of months of inventory estimated to be in the distribution channel. Levels of inventory in the distribution channel are monitored and estimated based on information the Company purchases from the wholesalers, combined with active discussions between the Company’s sales personnel and the wholesalers to which the Company supplies. In addition, the Company’s actual sales, returns and chargeback history are used to assess the reasonableness of the estimated number of months of inventory on hand at the Company’s wholesalers. The shelf life of products remaining in the distribution channel is estimated based on an analysis of the lots sold. Each batch has a specific expiration date. A review of the actual returns history is performed and the run rate of sales out of the distribution channel is estimated. Estimated product returns reserves are adjusted based on these reviews. Reserves may also be adjusted to reflect any significant changes in trends or based upon new information that the Company believes may affect the reserve needs. Allowances for new product introductions are estimated based on the Company’s experiences for similar products that the Company currently markets and are adjusted as deemed necessary based on the Company’s experience with each product. The Company’s reserve analysis also includes a review for the potential introduction of generic competition and the resulting impact on pricing and returns reserves. Existing reserves may be adjusted accordingly to reflect the Company’s estimate for any impact these factors may have. aaiPharma continually monitors its assumptions with respect to the Company’s revenue reserves for product sales and modifies them if necessary.

Product Development

The majority of the product development segment’s revenues consist of licensing, milestone and royalty payments from the Company’s proprietary technology. The provisions for licensing, milestone and royalty payments included in contracts are related to the occurrence of specific identifiable events. Each of the licensing agreements is reviewed to determine the appropriate revenue recognition treatment under SAB 101 and EITF 00-21 “Revenue Arrangements with Multiple Deliverable Arrangements.” The Company recognizes revenues from licensing fees over the estimated life of the agreement to which the licensing fees relate or when the commitment to perform services under the agreement has been fulfilled. Milestone payments are recognized as revenue when the milestone has been achieved, the performance obligation has been met and collection of the milestone-related revenue to be recognized is probable. The Company recognizes recurring royalties’ revenue in the period in which the related product sales occur or, in the case of the development agreement discussed below, in the period the matching contractual obligation is performed.

The Company has a development agreement with a customer that provides for it to receive contingent periodic royalties based on sales of the customer’s product and obligates the customer to use the Company on a fee for service basis for a product life cycle management project related to the product. The customer is a major pharmaceutical company with net assets in excess of $2.0 billion. The development agreement relates to a product with respect to which the Company has licensed intellectual property that it developed in the past. The Company has recognized product development revenues under this agreement for the periodic payments based on its customer’s sales of the product and recognized development services revenue related to the product life cycle management project. In April 2004, the Company entered into an agreement to receive a prepayment of amounts that would otherwise be paid to the Company quarterly through the second quarter of 2005. These payments would have aggregated $15.4 million. The Company’s agreement to receive a prepayment of these amounts applied a 5% per annum discount from the date the payment would otherwise be due to the date paid. In April 2004, the Company received approximately $15.0 million in gross proceeds from prepayments made pursuant to this agreement.

Product development net revenues from the development agreement were $17.7 million in 2004, $13.0 million in 2003 and $16.9 million in 2002. The Company recognized no research and development expense in 2004, 2003 and 2002 associated with the related revenues it recorded in those years. The expense of its work associated with these revenues was recognized primarily in 1997 through 1999. The Company does not anticipate that it will receive any additional payments in connection with the development agreement. The Company’s contractual obligations under the development agreement with respect to the prepaid amounts continue through the second quarter of 2005. The development agreement also required the customer to use a minimum amount of the Company’s development services at standard rates on the product life cycle management project in specified calendar quarters. In 2004, 2003 and 2002, the customer acquired services from the Company at the minimum contractual levels. Development services revenues associated with this agreement were $0.7 million in 2004, $2.7 million in 2003 and $4.7 million in 2002. The Company has recorded its costs incurred in this project as research and development expenses in the consolidated statements of operations of zero in 2004, $1.0 million in 2003 and $0.7 million in 2002. Accordingly, for its development services business unit, the Company has recognized no expense associated with the development services revenue arising under this agreement, as this expense was recognized by its product development business unit. The customer is not obligated to continue the project after December 2004.

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

Research and Development Costs

The Company engages in numerous research and development (“R&D”) projects with the objective of growth and utilization of its portfolio of proprietary technologies and patent and intellectual property rights to bring products to market or to license or sell these technologies to others. R&D expenses represent direct salaries of R&D personnel, raw material expenses, third party consulting and testing costs, along with an allocation of indirect costs such as management and administrative overhead costs and facilities costs. R&D costs are charged to expense as incurred.

Advertising

The Company expenses advertising costs as incurred, and these costs are included in selling expenses. Advertising costs were $3.5 million, $8.0 million and $4.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

(Loss) Earnings per Share

Basic (loss) earnings per share are based on the weighted average number of common shares outstanding during the year. Diluted (loss) earnings per share is computed assuming that the actual weighted average number of common shares outstanding was increased by the exercise of stock options issued to employees and members of the Company’s Board of Directors under the treasury stock method. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were exercised and converted to shares and issued, unless their inclusion would be anti-dilutive. In 2004, 2003 and 2002, 4.7 million, 1.9 million and 2.3 million options were excluded as they were anti-dilutive. In each year presented, the net (loss) income (the “numerator”) is the same for both basic and diluted per share computations.

The following table provides a reconciliation of the denominators for the basic and diluted (loss) earnings per share computations:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
Basic (loss) earnings per share:
Weighted average number of shares	28,565	27,730	27,348

Effect of dilutive securities:
Stock options	—	—	1,011

Diluted (loss) earnings per share:
Adjusted weighted average number of shares and assumed conversions	28,565	27,730	28,359

Concentration of Credit Risk

The Company is subject to a concentration of credit risk with respect to its accounts receivable balance, all of which is due from wholesalers, distributors and large and small pharmaceutical and biotechnology companies. At December 31, 2004, no customer represented more than 10% of the net accounts receivable balance. At December 31, 2003, approximately 29% of the accounts receivable balance represented amounts due from one customer. The Company performs ongoing credit evaluations of its customers and maintains reserves for potential uncollectible accounts. Actual losses from uncollectible accounts have been minimal.

In 2004, one customer accounted for approximately 13% of the Company’s consolidated net revenues. In 2003, three customers accounted for approximately 17%, 15% and 12%, respectively, of the Company’s consolidated net revenues. In 2002, three customers accounted for approximately 19%, 18% and 12%, respectively, of the Company’s consolidated net revenues.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

Work in Progress

Work in progress represents development services revenues recognized prior to contract billing terms.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Provisions are made to reduce inventories to their net realizable value, based on, among other things, the amount of inventory on hand and estimated to be in the distribution channel, the estimated time required to sell such inventory, the remaining shelf life and market conditions.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is recognized using the straight line method over the estimated useful lives of the assets. Depreciable lives are 31.5 years for buildings and improvements and 3 to 15 years for equipment. Leasehold improvements are amortized over the lesser of the asset life or the lease term.

Goodwill and Other Intangibles, Net

In accordance with the Statement of Financial Accounting Standards No. 141, “Business Combinations” (“SFAS 141”), for purchase business combinations consummated subsequent to June 30, 2001, goodwill and indefinite-lived intangible assets are not amortized, but are evaluated for impairment on an annual basis or as impairment indicators are identified. At December 31, 2004 and 2003, the amounts for accumulated amortization of goodwill were approximately $4.4 million and $4.0 million, respectively. The change in accumulated goodwill amortization from December 31, 2003 to December 31, 2004 is due to foreign currency exchange rate changes. Other identifiable intangible assets are amortized, if applicable (see Note 2), on a straight line basis over their estimated useful lives, which range from 3 to 20 years. At December 31, 2004 and 2003, the amounts of accumulated amortization of identifiable intangibles were approximately $6.7 million and $20.2 million, respectively. The change in accumulated intangible amortization from December 31, 2003 to December 31, 2004 is due to amortization expense in 2004, reduced by the impairment charges for Brethine and Darvon/Darvocet and the divestiture of the M.V.I. and Aquasol product lines.

The changes in the carrying value of goodwill which is entirely in the Development Services operating segment for the year ended December 31, 2004 are as follows:

	Balance at		Foreign Currency	Balance at December
	January 1, 2004	Additions	Translation	31, 2004
	(in thousands)
Development services	$13,361	$—	$989	$14,350

The changes in identifiable intangible assets for the years ended December 31, 2004 and 2003 are as follows:

	Balance at			Asset	Balance at December
	January 1, 2004	Additions	Amortization Expense	Write-down/ Sale	31, 2004	Amortizable Life
	(in thousands)
Indefinite-lived intangibles	$51,017	$—	$—	$(51,017)	$—	Indefinite
Trademarks, technology and license agreements	300,298	435	(16,316)	(94,318)	190,099	3 – 20 years

	$351,315	$435	$(16,316)	$(145,335)	$190,099

	Balance at			Asset	Balance at December
	January 1, 2003	Additions	Amortization Expense	Write-downs	31, 2003	Amortizable Life
	(in thousands)
Indefinite-lived intangibles	$51,017	$—	$—	$—	$51,017	Indefinite

Trademarks, technology and license agreements	230,652	103,670	(12,620)	(21,404)	300,298	3 – 20 years

	$281,669	$103,670	$(12,620)	$(21,404)	$351,315

The total intangible asset amortization expense for the year ended December 31, 2004 was $16.3 million, of which $15.8 million is pharmaceutical product related and is included in direct costs and $0.5 million is included in depreciation and amortization expenses. Amortization expense for the next five years is estimated to be approximately $10.5 million per year.

In March 2002, the Company acquired the Darvon and Darvocet branded product lines, as further discussed in Note 2. In December 2004, the Company performed an analysis of the carrying value of the intangible assets associated with these products, based on discounted cash flows using updated assumptions, and determined they were impaired. The Company recorded an impairment charge of $87.1 million in 2004.

In December 2001, the Company acquired the Brethine product line, as further discussed in Note 2. In early 2004, generic versions of this product were approved by the FDA. In 2003 and 2004, the Company performed analyses of the carrying value of the intangible assets associated with these products, based on discounted cash flows using its updated assumptions, and determined that they were impaired. The Company recorded impairment charges of $15.9 million in 2003 and $6.4 million in 2004.

In July 2003, the Company acquired the rights to a product marketed under the Darvocet A500 brand name. The Company valued these rights at $4.7 million in its financial statements for the third quarter of 2003, and recorded such value as an intangible asset to be amortized over its estimated useful life. As a result of a delay in market acceptance of the Darvocet A500 product and other changes in market condition for these products, the Company evaluated the intangible asset carrying value at December 31, 2003. Based on a discounted cash flows analysis of this intangible as of December 31, 2003, the Company determined that the value was fully impaired and wrote off the unamortized balance of $4.7 million as intangible asset impairment on the consolidated statements of operations.

On a periodic basis, or as otherwise required, the Company assesses the value of its goodwill, intangibles and other long-lived assets by determining their ability to recover the unamortized balances over the remaining useful lives. Goodwill, intangibles and other long-lived assets determined to be unrecoverable are written off in the period in which such determination is made. The Company tests goodwill for impairment as of October 1st of each fiscal year, or more frequently should circumstances change or events occur that would represent an impairment indicator and it is believed that such an indicator may reduce the fair value of a reporting unit below its carrying amount.

Foreign Currency Translation

The financial statements of foreign subsidiaries have been translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation.” All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet dates. Income statement amounts have been translated using the average exchange rates for the respective years. The gains and losses resulting from the changes in exchange rates from year to year have been reported in accumulated other comprehensive income (loss) included in the consolidated statements of stockholders’ equity (deficit).

Derivative Financial Instruments

aaiPharma used an interest rate hedging agreement to modify its fixed rate obligation under the Company’s senior subordinated notes to a variable rate obligation, thereby adjusting the interest rate to the current market rate and ensuring that the hedged notional amount of the debt instrument is always reflected at fair value. The Company follows Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended (“SFAS 133”), to account for its interest rate swap using hedge accounting treatment. As of December 31, 2003, the Company had outstanding one interest rate hedging agreement to convert a portion of fixed rate debt to a floating rate basis, thus hedging for changes in the fair value of the fixed rate debt being hedged. The Company had determined that this interest rate hedging agreement, designated as a fair value hedge, qualified for treatment under the short-cut method of measuring effectiveness. Under the provisions of SFAS 133, this hedge was determined to be “perfectly effective”, and there was no requirement to periodically evaluate effectiveness. This interest rate hedging agreement was terminated in April 2004 for a cash payment by the Company of $9.4 million. At December 31, 2004, no interest rate hedging agreements were outstanding. The amounts received, less the termination payment and the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over the remaining life.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123(R)), which amends Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123(R) must be adopted in the first annual period beginning after June 15, 2005.

The Company currently plans to adopt SFAS 123(R) on January 1, 2006. This change in accounting is not expected to materially impact the Company’s financial position. However, because the Company currently accounts for share-based payments to its employees under APB No. 25, the results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had the Company applied the fair-value criteria established by SFAS 123(R) to previous stock option grants, the impact to its results of operations would have approximated the impact of applying SFAS 123, which was a reduction to net income of approximately $6.0 million in 2004, $9.7 million in 2003 and $6.5 million in 2002. The impact of applying SFAS 123 to previous stock option grants is further summarized below.

No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.

Employee Stock Based Compensation

The Company follows Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related Interpretations in accounting for its employee stock options as permitted by SFAS 123 and makes the pro forma disclosures required by SFAS 123, as amended by SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”

The fair value for stock options was estimated at the date of grant using a Black Scholes pricing model with the following weighted average assumptions:

	Years Ended December 31,
	2004	2003	2002
Expected dividend yield	0.0%	0.0%	0.0%
Risk free interest rate	3.4%	3.0%	3.8%
Expected volatility	116.0%	116.0%	113.0%
Expected life (in years from vesting)	5	5	5

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense on a straight-line basis over the vesting period. The grant date Black Scholes weighted average fair value of options issued at market price was $3.42, $13.19 and $11.49 per share for 2004, 2003 and 2002, respectively, and the weighted average fair value of options issued in excess of market price was $9.94 per share in 2002. No options were issued in excess of market price in 2004 or 2003.

The Company applies APB 25 and related Interpretations in accounting for its stock option plans and restricted stock awards; therefore, compensation expense has not been recognized for options granted at fair value. If compensation cost for the Company’s stock option plans and restricted stock awards had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of SFAS 123, the Company’s net (loss) income and earnings (loss) per share would have been changed to the pro forma amounts indicated below. Pro forma compensation expense under SFAS 123 is based on the single award method recorded on a straight-line basis.

	Years Ended December 31,
	2004	2003	2002
	(In thousands, except per share data)
Net (loss) income, as reported	$(191,171)	$(32,703)	$13,118
Add back deferred compensation expense, net of tax	135	104	—
Less pro forma stock-based compensation cost, net of tax	6,121	9,764	6,520
Pro forma net (loss) income	(197,157)	(42,363)	6,598

(Loss) earnings per share:
As reported -
Basic	($6.69)	($1.18)	$0.48
Diluted	($6.69)	($1.18)	$0.46
Pro forma -
Basic	($6.90)	($1.53)	$0.24
Diluted	($6.90)	($1.53)	$0.23

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, work in progress and current liabilities approximate fair values as of December 31, 2004 and 2003. Based on borrowing rates currently available to the Company, the carrying value of the variable rate debt approximated fair value. The fair market value of the Company’s fixed rate debt is based on market quotations. At December 31, 2004 and 2003, the fair market value of the Company’s fixed rate debt was approximately the carrying value.

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

2. Asset Acquisitions/Dispositions

On December 2, 2003, the Company acquired a line of pain management products, which treat moderate to severe pain (the “New Pain Products”), and existing inventory from subsidiaries of Elan Corporation, plc in an asset purchase. The product lines acquired are marketed under the

Roxicodone, Oramorph SR, Roxanol and Duraclon brand names. The Company acquired these product lines and related intangible assets for $102.5 million, exclusive of transactional costs. To finance this acquisition, which included $5.1 million of inventory, the Company used the proceeds from its then-existing senior term loan credit facility (which was refinanced by the Company’s existing senior credit facilities described in Note 6). Revenues from the sales of these products are included in the Company’s results of operations beginning on the acquisition date. The New Pain Products did not have separable assets and liabilities associated with them, other than inventory. Therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable tangible and intangible assets. Based on this allocation, $98 million of intangible assets have been identified and will be amortized over 20 years.

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

On August 5, 2003, aaiPharma and CIMA LABS INC., (“CIMA”) entered into a merger agreement. The completion of the merger was subject to several conditions, including the approval of the merger by the stockholders of CIMA and aaiPharma and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and contained customary termination rights by each party in the event of higher unsolicited offers by a third party. During the fourth quarter of 2003, the Company announced the termination of the merger agreement by CIMA in light of a competing offer for CIMA by a third party. As a result, the Company received an $11.5 million termination fee from CIMA, as provided in the terminated merger agreement, against which $5.9 million of merger-related fees and expenses were applied. The net amount of $5.6 million is included in other income on the 2003 consolidated statements of operations. As described in Note 11, CIMA has sued the Company and seeks to recover the $11.5 million termination fee, plus other fees and expenses exceeding $5 million.

On March 28, 2002, the Company acquired the U.S. rights to the Darvon and Darvocet branded product lines, which treat mild-to-moderate pain, and existing inventory from Eli Lilly and Company, in an asset purchase. The Company acquired these product lines and related intangible assets for $211.4 million, exclusive of transactional costs. To finance this acquisition, which included $1.8 million of inventory, the Company used the proceeds from the then existing senior secured credit facilities (which were refinanced in April 2004 by the Company’s existing senior credit facilities described in Note 6) and its senior subordinated notes as described in Note 6. Revenues from the sales of these products are included in the Company’s results of operations beginning on the acquisition date. The Darvon and Darvocet product lines did not have separable assets and liabilities associated with them, other than inventory, therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable tangible and intangible assets. The identified intangible assets are amortized over 20 years.

In December 2001, the Company acquired from Novartis Pharmaceutical Corporation and Novartis Corporation a line of asthma products used in the prevention and reversal of bronchospasm in patients age 12 and older with asthma and reversible bronchospasm associated with bronchitis and emphysema, in an asset purchase. The product line acquired is marketed under the Brethine brand name. The Company acquired this product line and related intangible assets for $26.6 million, exclusive of transactional costs. To finance this acquisition, the Company used the proceeds from a $25 million term loan (which was refinanced in March 2002 by a senior secured credit facility, which was again refinanced in April 2004 by the Company’s existing senior credit facilities described in Note 6), and used working capital to pay the remainder of the purchase price. Revenues from the sales of these products are included in the Company’s results of operations beginning on the acquisition date. The Brethine product line did not have separable assets and liabilities associated with it, therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable intangible assets, which are being amortized over 20 years.

In August 2001, the Company completed the acquisition of a line of critical care injectable and oral nutrition products from AstraZeneca AB, an affiliate of AstraZeneca PLC, in an asset purchase. The product lines acquired are marketed under the M.V.I. and Aquasol brand names. The Company acquired these product lines and related intangible assets for $52.5 million, exclusive of transactional costs, paid at closing, plus additional consideration described below. To finance the initial payment for this acquisition, which included $3.7 million for inventory, the Company used the proceeds from a term loan, which has since been refinanced. The product line acquisition agreement was amended in July 2003. As amended, it provided for two $1.0 million guaranteed payments, which were made in August 2002 and 2003, eliminated a contingent payment of $2.0 million that was potentially due in August 2003 under the original agreement, and provided for a future contingent payment of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulations by the U.S. Food and Drug Administration (FDA). The amount of the $43.5 million contingent payment was to be reduced by $1 million per month if the conditions for the contingent payment had not occurred by December 31, 2002. The amount of the contingent payment had decreased by $12.0 million by December 31, 2003. Such conditions were satisfied in January and February 2004, fixing the previously contingent liability under the amendment at $31.5 million. As a result of the July 2003 amendment to the original purchase agreement, the Company was precluded from recognizing this obligation as additional purchase price for the M.V.I. and Aquasol product line. As of December 31, 2003, this contingent obligation had not been recorded as a liability on the Company’s consolidated balance sheet and was recorded as a liability and as an expense in the first quarter of 2004. Also in July 2003, the M.V.I. supply agreement with the seller was extended through 2008, subject to early termination rights by the Company on six months’ notice given at any time, and by the supplier on twenty-four months notice given at any time on or after August 17, 2004. Revenues from the sales of these products are included in the Company’s results of operations beginning on the acquisition date. The M.V.I. and Aquasol product lines did not have separable assets and liabilities associated with them, other than inventory; therefore the Company allocated the purchase price, including acquisition related expenses, to acquired identifiable tangible and intangible assets.

In connection with the M.V.I. and Aquasol acquisition, the Company recorded intangible assets which meet the criteria for having an indefinite life. In accordance with Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets”, these intangible assets were not being amortized but were evaluated for impairment on at least an annual basis. The intangible assets recorded in connection with this acquisition represent the trademarks, technology and know how associated with the product lines.

On April 26, 2004, the Company sold the M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc., for $105 million subject to certain adjustments based on inventory levels at closing and other post-closing obligations. A portion of the closing payment was held in escrow to satisfy the Company’s post-closing obligations under the agreement. The Company received approximately $1.6 million from this escrow in 2004 and does not anticipate receiving any additional payments out of this escrow. At the closing of the transaction, aaiPharma paid to AstraZeneca AB the $31.5 million payment due in August 2004, which was discounted to approximately $31.0 million. Mayne Pharma (USA) Inc. is obligated to pay the Company royalties on sales levels of the new M.V.I. product formulation above specified thresholds as part of this agreement.

During July 2001, the Company made an initial payment of $0.9 million to acquire the assets of a sterile manufacturing facility located in Charleston, South Carolina. In 2002, a $0.2 million payment was made based on the level of manufacturing revenues at this facility. No payment was made in 2003. Additional contingent payments of up to $4.7 million plus additional royalties may become due in increments through June 30, 2006 based on the level of manufacturing revenues during this period. These contingent payment obligations have not yet been recorded as a liability on the Company’s consolidated balance sheets.

Set forth in the table below are the details of the purchase price allocations for each of the Company’s major product line acquisitions since the beginning of 2001. The table lists the assets acquired, the value allocated to each asset, how the value was determined, and the estimated useful life assigned to each asset. In these acquisitions, the only tangible assets acquired were inventory and marketing/promotional materials, which were valued based on internal analyses and data provided by the sellers. Inventory obtained at time of acquisition was valued at the estimated selling price less the cost of disposal and a reasonable selling profit. Marketing/promotional materials received were generally outdated and in limited quantities; therefore no material value was assigned in the purchase price allocations. The Company engaged third-party valuation consultants to assist the Company with its purchase price allocations, including identification of intangible assets, recommendations of fair value of intangible assets, and determination of expected lives of those assets. Intangible assets that arose from contractual or legal rights and other intangible assets that were separable, as discussed in SFAS 141, were identified. Among the assets that were considered for recognition were trademarks, Internet domain names, non-competition agreements, customer lists, backlogs, customer contracts and non-contractual relationships, licensing and royalty agreements, supply contracts, employment contracts, patented and unpatented technology, and trade secrets.

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

The Company recorded an $87.1 million charge in December 2004 due to the impairment of intangible assets associated with its Darvon/Darvocet products. This charge resulted from the impact on the Company’s impairment analysis of its experience in the process it undertook to sell the Darvon/Darvocet products. The impairment was identified in the course of the Company’s fourth quarter review of the fair value of our intangible assets. In 2003 and 2004, the Company recorded charges of $15.9 million and $6.4 million, respectively, due to the impairment of an intangible asset associated with its Brethine product line. The introduction of generic competition affected future anticipated revenues of the Brethine products, which negatively impacted the carrying value of the acquired intangible assets. These impairment charges are not reflected in the following table.

	Acquisition
Identifiable Assets	Value (millions)	How Valued	Useful Life
M.V.I. and Aquasol:
Total purchase price, including transaction fees	$54.7

Allocation of purchase price:
Inventory	$3.7	Estimated Selling Price Less Cost of Disposal and a Reasonable Selling Profit	N/A

Trademarks	27.3	Income Approach Discounted Cash Flow Method	Indefinite

Developed Technology	23.7	Income Approach Discounted Cash Flow Method	Indefinite

Total	$54.7

The M.V.I. and Aquasol product lines were divested in April 2004.

Brethine:
Total purchase price, including transaction fees	$26.6

Allocation of purchase price:
Trademarks-Existing	$11.3	Income Approach Discounted Cash Flow Method	20 years

	Acquisition
Identifiable Assets	Value (millions)	How Valued	Useful Life
Trademarks-Reformulated	9.4	Income Approach Discounted Cash Flow Method	20 years

Developed Technology	5.9	Income Approach Discounted Cash Flow Method	20 years

Total	$26.6

Darvon/Darvocet:
Total purchase price, including transaction fees	$212.6

Allocation of purchase price:
Inventory	$1.7	Estimated Selling Price Less Cost of Disposal and a Reasonable Selling Profit	N/A

Trademarks-Existing	80.3	Income Approach Discounted Cash Flow Method	20 years

Trademarks-Reformulated	50.3	Income Approach Discounted Cash Flow Method	20 years

Developed Technology	80.3	Income Approach Discounted Cash Flow Method	20 years

Total	$212.6

Elan Pain Portfolio:
Total purchase price, including transaction fees	$103.4

Allocation of purchase price:
Inventory	$5.1	Estimated Selling Price Less Cost of Disposal and a Reasonable Selling Profit	N/A

Trademarks	49.1	Income Approach Discounted Cash Flow Method	20 years

Developed Technology	49.2	Income Approach Discounted Cash Flow Method	20 years

Total	$103.4

3.	Accounts Receivable, Net

The following table presents the components of accounts receivable:

	December 31,
	2004	2003
	(In thousands)
Gross accounts receivable	$39,885	$85,726

Allowance for uncollectible accounts	(2,564)	(1,130)
Allowance for customer credits	(24,565)	(51,982)

Total accounts receivable, net	$12,756	$32,614

4.	Inventories, Net

The following table presents the components of inventories:

	December 31,
	2004	2003
	(In thousands)
Finished goods	$11,492	$18,579
Work-in-process	920	1,865
Raw materials and supplies	5,747	5,007
Inventory reserves	(7,437)	(10,758)

Total inventories, net	$10,722	$14,693

5.	Property and Equipment, Net

The following table presents the components of property and equipment:

	December 31,
	2004	2003
	(In thousands)
Land	$2,786	$2,784
Buildings and improvements	32,267	31,446
Machinery and equipment	74,388	69,593
Construction-in-progress	4,798	8,154

Total cost of property and equipment	114,239	111,977
Less, accumulated depreciation	(61,297)	(54,741)

Property and equipment, net	$52,942	$57,236

Depreciation expense was approximately $8.7 million, $8.0 million and $7.2 million for the years ended December 31, 2004, 2003 and 2002, respectively.

6.	Debt and Credit Line

The following table presents the components of current maturities of long term debt:

	December 31,
	2004	2003
	(In thousands)
Current maturities of long-term debt	$351,645	$4,000

The following table presents the components of long-term debt:

	December 31,
	2004	2003
	(In thousands)
Term loan	$165,000	$156,000
Revolving credit facility	10,500	8,000
11% senior subordinated notes due 2010, net of original issue discount	174,249	174,106
Interest rate swap monetization deferred income, net	1,896	12,189
Fair value of interest rate swap	—	(7,451)
Less current maturities of long-term debt	(351,645)	(4,000)

Total long-term debt due after one year	$—	$338,844

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

On March 31, 2004, the lenders under the Company’s then-existing credit agreement, which was then in default, exercised their right to block the Company from making the interest payment due on April 1, 2004 to holders of the Company’s senior subordinated notes. Accordingly, aaiPharma did not make that interest payment on April 1, 2004. In addition, the Company’s failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2003 constituted a default under the indenture governing the senior subordinated notes.

On April 20, 2004, aaiPharma completed a solicitation seeking the consent from holders of the Company’s current senior subordinated notes to approve a refinancing or replacement of the Company’s then-existing credit facilities with the Company’s senior credit facilities (described below) and certain amendments to, and waivers under, the indenture governing the senior subordinated notes to, among other things:

•	grant a lien to secure the Company’s obligations under the senior subordinated notes, which lien is junior to the liens securing the Company’s new senior credit facilities but covers the same collateral;

•	increase the interest rate of the senior subordinated notes from 11% per annum to 11.5% per annum effective April 1, 2004;

•	suspend the Company’s obligation under the indenture to file periodic reports with the SEC until the earlier of the date that the Company’s 2003 Form 10-K was filed with the SEC or September 30, 2004 and suspend the Company’s obligation to furnish annual written statements of the Company’s accountants until the fifth day after the earlier of the date that the Company’s 2003 Form 10-K was filed with the SEC and September 30, 2004;

•	further limit the Company’s ability to grant liens to secure certain obligations unless the liens are subordinate to the liens securing the senior subordinated notes or are otherwise permitted under the indenture; and

•	limit the Company’s ability to incur up to $10 million of indebtedness, and to grant liens to secure that amount of indebtedness, not otherwise specifically permitted by the indenture, until the Company’s 2003 Form 10-K was filed with the SEC or unless the indebtedness is incurred to fund an interest payment with respect to the senior subordinated notes.

Following the completion of the consent solicitation, aaiPharma entered into a supplemental indenture to effect these amendments and waivers and made the interest payments that had been due on April 1, 2004, together with default interest.

On October 1, 2004, the Company failed to make the interest payment then due on its senior subordinated notes. The failure to make the October 1, 2004 interest payment constituted a default under the notes, subject to a 30-day cure period. On October 29, 2004, the Company made the interest payment, curing the default under the notes.

On October 29, 2004, the Company also completed a solicitation seeking the consent from the holders of its senior subordinated notes to certain amendments to, and waivers under, the indenture governing the senior subordinated notes to, among other things:

•	permit the Company to incur up to $30 million of additional indebtedness under credit facilities;

•	permit the Company to incur additional senior debt in order to maintain $40 million (subject to an increase up to $50 million in order to allow the Company to make interest payments on the senior subordinated notes) in senior debt under credit facilities in the event the Company is required to pay down senior debt with the proceeds of asset sales;

•	require that debt permitted to be incurred under a fixed charge coverage ratio test set forth in the Indenture must rank on parity with or be subordinated in right of payment to the senior subordinated notes and any liens granted to secure any such parity debt shall rank pari passu with the liens securing the senior subordinated notes;

•	require proceeds of asset sales to be used to reduce senior debt under credit facilities to $40 million;

•	provide that the liens on assets that secure obligations under the senior subordinated notes will continue if all senior debt is repaid, but will resume as junior liens if the Company thereafter incurs any new senior debt;

•	prohibit the payment in cash in excess of an aggregate of $5 million to settle pending litigation, excluding payments funded or reimbursed under insurance policies, until the Company makes the interest payments due on the senior subordinated notes on April 1, 2005 and October 1, 2005;

•	prohibit the payment of dividends on the Company’s common stock and other restricted payments (as defined in the Indenture) until the interest payments due on the senior subordinated notes on April 1, 2005 and October 1, 2005 are paid; and

•	temporarily increase the interest rate on the senior subordinated notes by 0.5% per annum (to 12% per annum), commencing to accrue on October 1, 2004 and ending on March 31, 2005.

The completion of the consent solicitation satisfied a condition of an amendment to the Company’s senior credit facilities (described below) that, among other matters, made available a supplemental term loan under the senior credit facilities. This supplemental term loan was used in part to make the October 1, 2004 interest payment on the senior subordinated notes, together with default interest thereon, on October 29, 2004 and to pay the consent fee described below. The interest payment made on October 29, 2004 cured the existing default under the senior subordinated notes.

In connection with the October 2004 consent solicitation, the Company paid a consent fee to the holders of senior subordinated notes who had submitted valid and unrevoked consents by the expiration date of the consent solicitation of $20 for each $1,000 in principal amount of senior subordinated notes for which a consent was submitted. Following discussions with representatives of an ad hoc committee of holders of the senior subordinated notes, the Company offered to pay the same consent fee with respect to senior subordinated notes for which a valid and unrevoked consent had not been properly submitted by the expiration of the consent solicitation, if the holder of such senior subordinated notes completed a consent and release for payment by February 7, 2005 that consented to the proposed amendments and waivers described above and waived all claims it may have against the Company, the trustee under the indenture governing the senior subordinated notes, Global Bondholder Services Corporation, and their respective directors, officers, employees, agents, attorneys, affiliates and advisors with respect to matters related to the consent solicitation.

In 2004, the Company paid approximately $4.2 million in consent fees in connection with the consent solicitations discussed above. On February 9, 2005, the Company paid approximately $1.0 million in additional consent fees.

At December 31, 2004, the Company was not in default under the covenants under the senior subordinated notes. However, the Company failed to pay the $10.5 million of scheduled interest due on April 1, 2005 on the notes. An event of default will occur under the indenture governing the notes if the interest payment is not made within 30 days after April 1. Such an event of default would entitle the trustee under the indenture for the notes or the holders of 25% of the principal amount of the notes to accelerate the notes. The Company’s failure to timely file its 2004 Annual Report on Form 10-K and provide certain required annual certificates for 2004 to the trustee under the indenture for the notes also constituted defaults. Any event of default entitling the trustee or the holders of the notes to accelerate the notes would also constitute an event of default under our senior credit facilities entitling the Company’s senior lenders to accelerate the debt thereunder.

On April 23, 2004, aaiPharma entered into $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC (“Silver Point”) as collateral agent, and Bank of America, N.A., as administrative agent. These senior credit facilities consisted of a two-year, $125 million senior secured term loan facility (which was fully drawn at closing) and a two-year, $15 million senior secured revolving credit facility, of which the entire amount was available for borrowing at closing. The outstanding loans under the Company’s senior credit facilities were payable in full on the two-year anniversary date of the closing of the facilities. The Company’s senior credit facilities are secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries. As part of this transaction, the Company recorded a $6.2 million loss for the early extinguishment of debt related to the write-off of financing fees related to its previous senior credit facilities. Subject to exceptions set forth in the definitive documentation, loans under the Company’s senior credit facilities are also required to be prepaid with a negotiated percentage of:

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

The proceeds of the loans were used, together with the net cash proceeds from the sale of the M.V.I. and Aquasol product lines, to (i) fund payment of termination obligations with respect to the Company’s interest rate hedging agreement (discussed above), (ii) refinance the Company’s then-existing senior credit facilities, (iii) fund the April 2004 interest payment due on the Company’s senior subordinated notes due 2010, (iv) provide for ongoing working capital and general corporate needs, and (v) pay for fees, costs and expenses in connection with the new senior credit facilities and other corporate transactions.

On August 9, 2004 and August 13, 2004, the Company entered into amendments to its senior secured credit facility to, among other things, increase the amount of the term loans by up to $10 million, extend the maturity date of the facilities by one year to April 21, 2007, increase the interest rate on the loans by an additional 1.5% subject to potential incremental reduction based on the Company’s financial performance, adjust certain covenants under the facilities and waive certain defaults and events of default. Under the amended credit facility, the Company borrowed an additional $10 million in term loans on August 13, 2004. The amendment adjusted both the percentages of proceeds of certain transactions that are required to be applied to prepay the loans and the fees to be paid upon optional reductions of the credit facility. As amended, optional reductions in revolving credit commitments and optional prepayments of term loans, as well as mandatory reductions in revolving credit commitments and mandatory prepayments of term loans from the net cash proceeds of asset sales, subject to defined exceptions, are subject to a prepayment fee equal to 3.5% until August 9, 2005, 2.5% for the subsequent 12 months, and 1.5% for the next 6 months (with no prepayment penalty payable for the remainder of the term).

Effective as of October 8, 2004, the Company amended its senior secured credit facility to, among other things, adjust financial covenants. The senior secured lenders also waived compliance with certain financial covenants in the senior secured credit facility for the quarters ended September 30, 2004 and December 31, 2004 provided that the Company met minimum consolidated EBITDA thresholds (as defined in the senior secured credit facility). The amendment also added a minimum gross revenue requirement of $40 million for the quarter ended December 31, 2004 and consented to certain asset disposition transactions and receipt of a deferred purchase price payment pursuant to which the Company received approximately $4.2 million in the aggregate. These transactions related to the sale of the Company’s investment in Aesgen (see Note 10) and its sale of the M.V.I. and Aquasol product lines (see Note 2), respectively. The amendment also waived any requirement to prepay the senior secured loans with the net proceeds of these transactions.

On October 22, 2004, the Company entered into another amendment to its senior secured credit facility that increased the existing term loan facility under the senior secured credit facility by $30 million, subject to certain specified conditions which were satisfied on October 29, 2004. The Supplemental Term Loan was made available in up to three draws to be made on or prior to January 15, 2005, and the Company borrowed $20 million of such term loans on October 29, 2004. The remaining $10 million of such term loans was borrowed in increments by the Company on November 5, 2004, November 12, 2004, November 24, 2004 and December 9, 2004. Following effectiveness of the amendment and these borrowings, the senior secured credit facility consisted of a term loan of $165 million and a revolving credit facility of up to $15 million.

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

The proceeds of the loans under the Supplemental Term Loan were used (i) to fund payment of the October 1, 2004 interest payment due on the Company’s senior subordinated notes, (ii) to pay for fees, costs and expenses in connection with the amendment and the October 2004 consent solicitation for the Company’s senior subordinated notes, and (iii) for working capital and other general corporate purposes.

The amendment retained substantially the same representations, warranties and affirmative and negative covenants as are provided in the existing senior secured credit facility, including limitations on liens, indebtedness, fundamental transactions, dispositions of assets, changes in the nature of the Company’s business, investments, acquisitions, capital and operating leases, capital expenditures, dividends, redemptions or other acquisitions of capital stock, redemptions or prepayments of other debt, transactions with affiliates, issuances of capital stock, modifications of indebtedness, organizational documents and other agreements, and retention of excess cash. The amendment also added a covenant requiring the Company to retain Rothschild Inc. or another financial advisor to assist with its exploration of the potential sale of some or all of the assets comprising the Company’s Product Sales business (Pharmaceuticals Division).

The amendment also maintained the existing financial covenants under the senior secured credit facilities, including a minimum fixed charge coverage ratio and a maximum total debt to trailing twelve-month EBITDA leverage ratio, but eliminated a minimum gross revenue covenant for the quarter ended December 31, 2004. Compliance with the fixed charge coverage ratio and the leverage ratio was also waived through the first quarter of 2005 so long as defined minimum EBITDA thresholds are satisfied. In addition, the amendment retained a covenant requiring certain levels of cash or revolver availability and increased the level of cash or revolver availability required for the period from March 31, 2005 through May 15, 2005 to $15.0 million. The amendment added a covenant requiring the Company to retain Rothschild Inc. or another financial advisor to assist with its exploration of the potential sale of some or all of the assets of the Company’s Pharmaceuticals Division.

The amendment also substantially retained the existing events of default under the senior secured credit facility, including, among others, nonpayment of principal, interest or fees, violations of covenants, inaccuracy of representations and warranties, a cross-default to the Company’s senior subordinated notes and other material indebtedness, bankruptcy events, and a change in control and added an event of default if the Company fails to pursue in good faith the exploration of the potential sale of some or all of the assets comprising its Pharmaceutical Division or other non-core assets.

No event of default existed under the Company’s senior credit facilities at December 31, 2004. However, since that date, events of default have occurred under the Company’s senior credit facilities that would prohibit borrowings thereunder absent a waiver from its senior lenders. These events of default included the violation of the cash/revolver availability covenant described above and the failure to timely file the Company’s Form 10-K for the fiscal year ended December 31, 2004. On March 31, 2005, the Company entered into a waiver agreement pursuant to which its senior lenders agreed to forbear in exercising remedies with respect to the defaults and events of default existing on that date until the earlier of April 30, 2005 or the occurrence of another default under the waiver agreement or the Company’s senior credit facilities. Upon any such forbearance termination, the Company’s senior lenders could accelerate the debt then outstanding under the Company’s senior credit facilities unless all events of default have been cured prior to such termination.

The waiver agreement also permitted the Company to immediately use approximately $5.7 million of its $11.3 million tax refund received in March 2005 to meet budgeted liquidity needs and required the Company to temporarily pay down revolving loans under the senior credit facilities with the remaining $5.6 million of the tax refund. Despite the existing events of default, the waiver permitted the Company to reborrow this $5.6 million, in weekly draws, to meet budgeted liquidity needs. No other borrowings are permitted under the Company’s senior credit facilities absent a consent of the Company’s senior lenders.

Because of the potential for defaults under the Company’s senior credit facilities and the notes at December 31, 2004, all $350.5 million of debt under the Company’s senior credit facilities and the notes was classified as a current liability on the Company’s consolidated balance sheet at December 31, 2004.

7.	Other Accrued Liabilities

The following table presents the components of other accrued liabilities:

	December 31,
	2004	2003
	(In thousands)
Reserve for restructuring (see Note 8)	$14,953	$—
Consignment inventory returns reserve	12,412	—
Guaranteed purchase commitments	11,695	—
Advance royalty payments	7,209	—
Income taxes payable	—	8,044
Other	5,212	3,089

Total other accrued liabilities, net	$51,481	$11,133

8.	Restructuring Charges

In 2004, the Company announced and implemented several restructuring plans intended to rationalize its expense base in relation to its revenue. These plans included work force reductions and facility closures. The Company recorded a $22.4 million expense in 2004, including $5.3 million in the fourth quarter, primarily representing severance costs and related employee-benefit expenses of $5.5 million, separation payments of $1.9 million to the Company’s former chief executive officer and costs of $15.0 million for leased facilities which are no longer in use. These leased facilities include the Company’s New Jersey lab facility, smaller facilities in North Carolina and California, and aircraft leased by the Company. The Company is currently seeking to sub-lease these facilities, and has entered a short-term sublease for one aircraft and the California facility. These charges have been allocated to the related segments: $10.8 million to the development services business (including $7.4 million for the New Jersey lab facility), $8.0 million to corporate operations, $3.1 million to the product sales business and $0.5 million to research and development. The liabilities are included in other accrued liabilities on the Company’s consolidated balance sheet.

The following table represents the components of the restructuring reserve (in thousands):

	December 31,		Less	December 31,
	2003		Payments/	2004
	Balance	Charges	Write-downs	Balance
Lease costs, net of estimated sub-lease income	$—	$12,227	$(1,950)	$10,277
Severance costs	—	7,404	(3,322)	4,082
Other costs	—	2,761	(2,167)	594

Total	$—	$22,392	$(7,439)	$14,953

In accordance with Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” the Company recorded facility closure costs at estimated fair value, net of estimated sub-lease income.

9.	Stockholders’ Equity

The authorized capital stock of the Company at December 31, 2004 and 2003 was 100 million shares of voting common stock, $0.001 par value per share, and 5 million shares of preferred stock, $0.001 par value per share. The preferred stock is issuable in one or more series by the Company’s Board of Directors without further stockholder approval. No preferred stock was outstanding at December 31, 2004 or 2003. The Company has reserved 1.8 million shares of common stock for issuance under the stock option plans at December 31, 2004.

Stock Option and Award Plans

The Company has five stock option plans: the 2000 Stock Option Plan for Non Employee Directors (the “2000 Plan”), the 1997 Stock Option Plan (the “1997 Plan”), the 1996 Stock Option Plan (the “1996 Plan”), the 1995 Stock Option Plan (the “1995 Plan”) and the 1996 Incentive and Non Qualified Stock Option Plan (the “MTRA Plan”). Under the 1995 Plan, the Board of Directors initially could grant options to purchase up to 363,807 shares of common stock. However, the Company has no obligation to issue the shares upon exercise of such options until it has purchased an equal number of shares from certain existing stockholders. Under the 2000 Plan, the 1997 Plan and the 1996 Plan, the Board of Directors initially could grant options to purchase up to 615,000, 3,966,000 and 743,441, respectively, of newly issued shares of common stock. The 1997 Plan has been amended to allow the issuance of options to purchase a total of 8,091,000 shares of common stock. The Board of Directors reserved 776,250 shares to cover the exercise of the options under the MTRA Plan. The plans require that the exercise price of options cannot be less than either 100% (2000 Plan, 1997 Plan and MTRA Plan) or 75% (1996 and 1995 Plans) of the estimated fair market value of the Company’s shares of common stock on the date of grant. In conjunction with the hiring of three executive officers in 2004, the Company granted such executive officers a total of 104,817 shares of restricted stock. The shares become vested if the executives are employed by the Company on the anniversary dates, either six months or one year, from their respective hire date. No shares of restricted stock were granted by the Company in 2003.

The combined activity from all plans is presented in the following table:

		Weighted
		Average
	Shares	Exercise Price
Outstanding, December 31, 2001	3,495,978	$7.65
Granted	3,387,798	14.24
Exercised	(512,423)	6.33
Forfeited	(962,380)	14.13

Outstanding, December 31, 2002	5,408,973	10.79
Granted	1,884,755	15.37
Exercised	(618,723)	8.36
Forfeited	(247,401)	12.83

Outstanding, December 31, 2003	6,427,604	12.28
Granted	3,412,918	4.15
Exercised	(359,999)	9.93
Forfeited	(2,686,281)	13.61

Outstanding, December 31, 2004	6,794,242	$8.06

Information regarding stock options outstanding and options exercisable at December 31, 2004 is summarized in the table below:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
	Shares	Life	Exercise	Shares	Exercise
Range of Exercise prices	Outstanding	(Years)	price	Exercisable	Price
$1.41 - $2.97	2,388,918	9.79	$2.26	—	$—
$3.00 - $8.54	1,708,806	6.71	$5.72	1,106,806	$6.03
$8.57 - $14.80	1,908,986	7.00	$12.20	1,398,182	$12.02
$14.96 - $28.72	787,532	8.32	$18.54	333,862	$17.28

$1.41 - $28.72	6,794,242	8.06	$7.81	2,838,850	$10.30

At December 31, 2004, 2003 and 2002, exercisable options representing 2.8 million, 2.8 million and 1.8 million shares, respectively, were outstanding.

10.	Related Party Transactions

Endeavor Pharmaceuticals, Inc.

In 1994, aaiPharma organized Endeavor Pharmaceuticals, Inc. (“Endeavor”) with several investors to fund the development of hormone pharmaceutical products, initially focusing on several generic hormone products already under development by the Company. The Company also agreed to permit Endeavor, under certain circumstances, the first right to purchase additional proprietary hormone pharmaceutical products developed by aaiPharma. aaiPharma obtained a 47% equity interest in Endeavor through the contribution of its accumulated product research and development and technical know-how. The other investors contributed cash in exchange for their interests which, for all investors, was in the form of convertible preferred stock. Based on subsequent investments by other investors, the Company’s interest, assuming conversion, had been reduced to approximately 10% of the fully diluted common equity of Endeavor. Subsequent to the reduction in ownership percentage and its reduced influence over the Endeavor operations, the Company ceased accounting for this as an equity method investment and began to account for it under the cost method. Endeavor accumulated significant losses since inception and this investment had been recorded at zero value since 1995. In the fourth quarter of 2003, Endeavor sold substantially all of its assets to a third party. As part of this transaction, the Company recorded a pretax gain of $1.8 million for the sale of its investment in Endeavor. This gain is included in other income on the 2003 consolidated statements of operations. As of December 31, 2003, the Company no longer had any investment in Endeavor.

The Company had net sales to Endeavor of zero in 2004 and approximately $0.6 million and $1.1 million for the years ended December 31, 2003 and 2002, respectively. At December 31, 2004 and 2003, the Company had no related accounts receivable from Endeavor.

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

In October 2001, the Company entered into a Service Agreement and a Subscription Agreement with Aesgen, whereby the Company agreed to perform certain clinical work for Aesgen and to receive Aesgen preferred stock in lieu of cash for the services performed. The Company subscribed to $1.1 million of preferred stock. Through December 31, 2004, the Company performed services under the agreement of $580,000. At September 30, 2004, the Company held convertible preferred shares of Aesgen that represented 10.0% of Aesgen’s fully diluted common equity, which included shares earned for services performed under this agreement. Aesgen merged into a subsidiary of MGI Pharma, Inc. in October 2004. The Company’s investment was converted into common stock immediately prior to the merger and the common stock was converted into a right to receive approximately 10% of the cash paid as merger consideration. The Company received $2.7 million in October 2004 on the effective date of the merger. The Company is entitled to 10% of the residual portion of the $3.2 million of merger consideration that is held in a one-year escrow. In addition, the Company is entitled to receive 10% of any future contingent payments that may be payable under the merger agreement.

In February 2002, the Company purchased a calcitriol product from Aesgen for payments of $1.0 million in cash and additional contingent milestone payments of up to $1.5 million. In 2003, the prerequisite for payment of $500,000 of such contingent milestones occurred and such payment was made to Aesgen. The prerequisites for payment of the remaining $1.0 million of such contingent milestones were not met and no further contingent milestone payments are owed by the Company. Under the purchase agreement with Aesgen, the Company was obligated to pay royalty payments for the eight year period following the first commercial sale of the product. In 2004, the Company expensed royalties related to Aesgen of $0.4 million. Of this amount, none was payable at December 31, 2004.

The Company also sold calcitriol under an exclusive manufacturing and co-promotion agreement with Sicor Pharmaceuticals, Inc. pursuant to which the Company acquired U.S. marketing rights to, and sold, Sicor Pharmaceuticals’ calcitriol product under their regulatory approval. The Company amended the 2002 calcitriol injection acquisition agreement with Aesgen in 2003 to provide for royalty payments to Aesgen on the gross margin it realized from sales of the calcitriol product marketed under Sicor’s regulatory approval and to provide for potential payments to Aesgen in connection with Sicor’s reacquisition of the U.S. marketing rights to calcitriol injection. On December 23, 2004, Sicor Pharmaceuticals reacquired its U.S. marketing rights to calcitriol injection, pursuant to the termination of the manufacturing and co-promotion agreement discussed above. In connection with such termination, Sicor paid the Company $3.5 million. The Company no longer commercializes calcitriol.

In December 2001, the Company acquired right, title and interest to some of the products being developed by Aesgen. These products include five products for which abbreviated new drug applications have been approved by the FDA, and two other products under development. As consideration for the purchase of these products, the Company waived all claims to amounts due from Aesgen. At December 31, 2004, the book value of these assets was zero.

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

aaiPharma recognized net revenues of zero, zero and $494,000 from Aesgen for the years ended December 31, 2004, 2003 and 2002 respectively. The Company had no related accounts receivable from Aesgen or work in progress at December 31, 2004 or 2003.

Employment Agreement

In 1995, the Company entered into an employment agreement with Dr. Frederick D. Sancilio. The employment agreement was amended in 2003 and in September 2004. The employment agreement renewed automatically for successive two-year periods unless either party notified the other party of an intention not to extend the term. Dr. Sancilio served as aaiPharma’s Executive Chairman of the Board and Chief Scientific Officer as well as Chief Executive Officer from March — September 2004. Prior to July 2002, he served as Chairman of the Board of Directors and Chief Executive Officer.

The Board of Directors increased Dr. Sancilio’s annual salary from $400,000 to $422,000 effective January 1, 2003. Dr. Sancilio resumed his previous role as Chief Executive Officer on March 29, 2004. His salary was not adjusted to reflect his increased responsibilities. Pursuant to the employment agreement, Dr. Sancilio received a bonus when aaiPharma received certain regulatory approvals. This bonus was in the amount of $250,000 for each new drug application and $50,000 for each supplemental new drug application or abbreviated new drug application. Dr. Sancilio was awarded a bonus of $100,000 in May 2003 upon regulatory approval and commercialization of two products. Dr. Sancilio earned a bonus of approximately $500,000 in 2004 in connection with the regulatory approval and commercialization of certain products in 2004. Dr. Sancilio and the Company are negotiating the form of payment.

The employment agreement permitted the Company to terminate Dr. Sancilio’s employment at any time, with or without cause. The Company terminated Dr. Sancilio’s employment under his employment agreement on September 27, 2004. Under the terms of the employment agreement, Dr. Sancilio will receive payments aggregating three times his then current annual salary plus a target bonus which equaled $422,000. Pursuant to an amendment to the employment agreement entered into in connection with the termination of Dr. Sancilio’s employment, these payments will be made in monthly installments over two years, during which time Dr. Sancilio would continue to receive his medical and life insurance benefits. The employment agreement requires Dr. Sancilio to refrain from certain activities in competition with aaiPharma for a period of two years after the termination of his employment for any reason. The bonus and severance payments due to Dr. Sancilio are recorded in other accrued liabilities.

11.	Income Taxes

The following table presents the components of the provision for (benefit from) income taxes:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
(Loss) income before income taxes:
United States	$(189,313)	$(38,600)	$21,758
Non-U.S.	1,832	1,395	(98)

	Years Ended December 31,
	2004	2003	2002
	(In thousands)

(Loss) income before taxes	$(187,481)	$(37,205)	$21,660

Provision for (benefit from) income taxes:
Current:
Federal	$(11,110)	$14,824	$1,842
State	58	67	219
Non-U.S.	319	113	355

Total current taxes	(10,733)	15,004	2,416

Deferred:
Federal	14,131	(18,398)	4,517
State	1,118	(1,108)	1,609
Foreign	(826)	—	—

Total deferred taxes	14,423	(19,506)	6,126

Provision for (benefit from) income taxes	$3,690	$(4,502)	$8,542

The following table presents the reconciliation of the provision for (benefit from) income taxes to the amount computed by applying the U.S. federal statutory income tax rate:

	Years Ended December 31,
	2004	2003	2002
	(In thousands)
(Loss) income before income taxes	$(187,481)	$(37,205)	$21,660

Tax (benefit) expense using U.S. statutory income tax rate of 35% for 2004, 2003 and 2002	$(65,618)	$(13,022)	$7,581
State income taxes, net	(5,024)	(1,972)	1,141
Permanent items, net	1,525	1,299	329
Non-U.S. operations, net	402	(1,542)	(194)
Tax credits	—	(450)	(677)
Change in valuation allowance for deferred tax assets	72,405	11,185	362

Provision for (benefit from) income taxes	$3,690	$(4,502)	$8,542

Deferred income taxes arise from temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred taxes are included in prepaid and other current assets, other accrued liabilities and other long-term liabilities. The following table presents the Company’s deferred tax assets and liabilities:

	December 31,
	2004	2003
	(In thousands)
Deferred tax assets, resulting from:
Accrued liabilities	$1,031	$1,069
Accounts receivable	979	332
Deferred revenue	2,642	17,371
U.S. net operating loss carryforwards	32,322	359
Non-U.S. net operating losses	3,370	4,196
Accrued reserves and other	7,573	18,426
Interest	3,592	—
Intangible assets	37,641	—
Restructuring	5,637	—

Total deferred tax assets	94,787	41,753
Deferred tax liabilities, resulting from:
Amortization	—	(6,064)
Property and equipment	(6,275)	(4,555)
Valuation allowances on tax assets	(88,512)	(14,196)

Net deferred tax assets (liabilities)	$—	$16,938

Valuation allowances have been provided for certain assets resulting from accumulated net operating losses from foreign entities and other deferred tax assets because Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion of the deferred tax asset will not be realized. `Of the total valuation allowance, approximately $23 million relates to the net benefit from stock options. This amount will be a direct credit to equity if and when realized. As of December 31, 2004, the Company had approximately $78 million of federal net operating losses that will expire in 2005 and $100 million of state net operating loss carryforwards that began to expire in 2005.

The use of existing net operating losses, tax credit carryovers, and certain asset basis to offset future income may be limited if an ownership change occurs (or has occurred) as defined by Internal Revenue Code section 382.

Undistributed earnings of certain consolidated foreign subsidiaries at December 31, 2004, amounted to approximately $2.5 million. No provision for deferred U.S. income taxes has been made for these subsidiaries because aaiPharma intends to permanently reinvest such earnings in those foreign operations. If such earnings were not permanently reinvested, a deferred tax liability may be required.

12.	Employee Benefit Plan

The Company provides retirement benefits for all domestic aaiPharma employees with one year of service through a defined contribution plan qualified under section 401(k) of the Internal Revenue Code of 1986, as amended. Participants may elect to contribute a portion of their annual compensation, subject to limitations. The Company makes matching contributions equal to 50% of a participant’s contribution up to a certain amount, which matching contributions were invested in aaiPharma common stock. Additionally, the Company may make profit sharing contributions at the discretion of the Board of Directors. The Company expensed $1.2 million, $1.1 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, for this benefit plan, all related to the matching contributions. In March 2005, the Company changed the plan to permit the matching contributions described above to be invested in assets other than aaiPharma stock and permitted participants to liquidate aaiPharma stock allocated in the 401(k) plan to their accounts and reinvest the proceeds in other investment alternatives under the 401(k) plan.

13.	Commitments and Contingencies

The Company leases land, buildings and equipment under renewable lease agreements classified as operating leases. Rent expense under these agreements for the years ended December 31, 2004, 2003 and 2002 was $7.9 million, $7.1 million and $7.0 million, respectively. As of December 31, 2004, future minimum rentals due under non-cancelable operating lease agreements with initial terms of one year or more were: $8.0 million—2005; $6.1 million—2006; $5.0 million—2007; $4.5 million—2008; $2.9 million—2009 and $4.6 million—thereafter. As of December 31, 2004, future minimum rentals due under non-cancelable capital lease agreements with initial terms of one year or more were: $0.2 million—2005; $0.2 million—2006; and zero—thereafter.

In 2003, the Company entered a three-year services agreement with Athlon Pharmaceuticals, Inc. (“Athlon”) to provide sales support in designated territories throughout the United States for the Darvocet A500 product. The Company has commenced litigation against Athlon with respect to this agreement, and terminated this agreement, as described below. The Company also entered into a multi-year supply agreement for Darvocet A500 with a separate third party. In the fourth quarter of 2004, the Company recorded a charge of $11.7 million and established a corresponding reserve related to the minimum guaranteed purchase requirement remaining under this supply agreement. The Company is negotiating with the manufacturer under this agreement to extend the term of its obligation to purchase the minimum level of products by an additional multi-year period and to include additional products to be manufactured for the Company under this agreement and applied against the minimum guaranteed purchase requirement. If the Company is successful in amending the agreement on this basis, the reserve and corresponding charge may be reversed in a subsequent period.

In April 2004, in connection with an investigation conducted by the United States Attorney’s Office for the Western District of North Carolina (the “U.S. Attorney’s Office”), the Company received five federal grand jury subpoenas for document production and potential testimony related to, among other things, certain transactions regarding its 2002 and 2003 financial information, the terms, conditions of employment and compensation arrangements of certain of its senior management personnel, compensation and incentive arrangements for employees responsible for the sale of its Brethine, Darvocet, calcitriol, azathioprine and Darvon Compound products, quantities of the foregoing products in distribution channels, financial benefits with respect to specified corporate transactions to its senior management and others, certain loans obtained by the Company, extensions of credit, if any, by aaiPharma to officers or directors, accounting for sales and returns of the Company’s foregoing products, its analysts’ conference calls on financial results, internal and external investigations of pharmaceutical product sales activities, and related matters. The SEC has also commenced an investigation and the Company has received a subpoena from the SEC covering similar matters. In addition, both the U.S. Attorney’s Office and the SEC have made informal requests for documents and other information related to these matters. Certain of the Company’s current and former officers, directors and employees have received subpoenas to appear before the federal grand jury or requests to provide information to the U.S. Attorney’s Office. A former officer of the Company, David M. Hurley, has been advised by the U.S. Attorney’s Office that he is a target of its investigation. The Company and a special committee of its Board of Directors established in February 2004 (the “Special Committee”) have agreed to cooperate fully with the government investigations, and the Special Committee has shared information regarding its investigation with the SEC and the U.S. Attorney’s Office. The U.S. Attorney’s Office, SEC and other government agencies that are investigating or might commence an investigation of the Company could impose, based on a claim of fraud, material misstatements, violation of false claims law or otherwise, civil and/or criminal sanctions, including fines, penalties, and/or administrative remedies. If any government sanctions are imposed, which the Company cannot predict or reasonably estimate at this time, aaiPharma’s business and financial condition, results of operations or cash flows could be materially adversely affected. These matters have resulted, and are expected to continue to result, in a significant diversion of management’s attention and resources and in significant professional fees. The Company has agreed to advance expenses reasonably incurred by certain of its current directors and current and former officers in connection with these investigations. This advancement of expenses was conditioned upon the execution by such persons of undertakings to assist and cooperate with the Company in connection with the investigations and to repay to the Company any advanced funds in the event that (i) aaiPharma determines that certain representations made by such directors and officers are inaccurate, (ii) aaiPharma is prohibited from providing indemnification to such directors or officers pursuant to Delaware law or its organizational documents, or (iii) such directors or officers stop cooperating with aaiPharma on the investigations.

The Company, certain of its current and former officers and directors, and its independent registered public accountants have been named as defendants in purported stockholder class action lawsuits alleging violations of federal securities laws and a stockholder derivative action alleging violations of state law fiduciary responsibilities. The securities lawsuits were filed beginning in February 2004 and are pending in the U.S. District Court for the Eastern District of North Carolina. By order dated April 16, 2004, the district court consolidated the securities lawsuits into one consolidated action, and on February 11, 2005 the plaintiffs filed a consolidated amended complaint. The amended securities complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 there under on behalf of a class of purchasers of the Company’s common stock during the period from April 24, 2002 through and including June 15, 2004. The securities complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period concerning the Company’s financial condition and that the Company’s financial statements did not present its true financial condition and were not prepared in accordance with generally accepted accounting principles. The amended securities complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. A stockholder derivative suit was filed in the United States District Court for the Eastern District of North Carolina on August 26, 2004 by two putative shareholders against current and former members of the Company’s Board of Directors and senior management. aaiPharma is named as a “nominal defendant.” The complaint alleges that the individual director and officer defendants breached fiduciary and contractual obligations to the Company by implementing an inadequate system of internal controls, and causing the Company to issue false and misleading statements exposing it to securities fraud liability, and that certain defendants engaged in insider trading. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs, and other relief.

In addition, the Company and certain of its current and former directors, officers and employees have been named in a purported class action brought by an aaiPharma pension plan participant and beneficiary asserting claims under ERISA on behalf of a class of all persons who are or were participants or beneficiaries of the aaiPharma Inc. Retirement and Savings Plan during the period from April 24, 2002 to June 15, 2004. An amended complaint was filed on March 14, 2005 which alleges generally that the defendants breached fiduciary duties owed under ERISA with respect to the prudence and lack of diversification of investment of Plan assets in the Company’s common stock, by misleading participants and beneficiaries of the Plan regarding the Company’s earnings, prospects, and business condition, by failing to act in the sole interest of Plan participants, and by failing to monitor the actions of other Plan fiduciaries. The complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other equitable relief. This ERISA lawsuit is pending in U.S. District Court for the Eastern District of North Carolina. The proceedings in this matter will be coordinated with the securities lawsuits described above.

These lawsuits are at an early stage. The Company’s response to the amended securities complaint is not due until May 26, 2005, and its response to the amended ERISA complaint is not due until June 30, 2005 at the earliest. By agreement, no response to the derivative suit is due until 60 days after the plaintiffs file their amended complaint, and no discovery has yet occurred in either the securities or derivative litigation. Only limited discovery has occurred in the ERISA litigation.

By, and subject to, the terms of the Company’s bylaws, the Company has certain obligations to indemnify its current and former officers, directors and employees who have been named as defendants in these lawsuits. The Company has purchased directors and officers liability insurance (“D&O insurance”) that may provide coverage for some or all of these lawsuits and governmental investigations. The Company has given notice to its D&O insurance carriers of the securities and derivative suits described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies. There is a risk, however, that the D&O insurance carriers will rescind the policies or that some or all of the claims or expenses will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available insurance. The Company’s fiduciary liability insurance carrier has denied coverage of claims made in connection with the original ERISA litigation complaint; the amended ERISA complaint is under review by us for potential fiduciary policy coverage. Although the Company intends to vigorously pursue all defenses available in these lawsuits, an adverse determination in these lawsuits or an inability to obtain payment under the Company’s insurance policies for litigation and indemnification costs and any damages ultimately borne by us as a result of these lawsuits and investigations could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

The Company is a party to a number of legal actions with generic drug companies. The Company is involved in two lawsuits centered on its omeprazole-related patents, including one lawsuit brought by it against an alleged infringer of its patents and another lawsuit which was brought by a third party against the Company and is currently essentially inactive. Omeprazole is the active ingredient found in Prilosec, a drug sold by AstraZeneca PLC. An additional lawsuit brought against the Company by Andrx Pharmaceuticals, Inc. involving omeprazole was dismissed without prejudice in December 2004.

An omeprazole-related case has been filed against the Company by Dr. Reddy’s Laboratories Ltd. and Reddy-Cheminor Inc. in the U.S. District Court for the Southern District of New York in November 2001. The plaintiffs in this case have challenged the validity of five patents that aaiPharma has obtained relating to omeprazole and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. The Company has denied the substantive allegations made in these cases. A second lawsuit brought by the plaintiffs involving omeprazole was filed in July 2001 and was dismissed without prejudice in March 2005.

The case is in the early stages of litigation. However, while these plaintiffs have sought approval from the FDA to market a generic form of Prilosec, to the best of the Company’s knowledge as of April 18, 2005, no such FDA approval has been granted to them. In addition, these plaintiffs’ omeprazole product has been found in separate litigation to infringe certain patents of AstraZeneca and the infringement findings have been upheld on appeal. The lawsuit is essentially inactive at this time. Only limited discovery has occurred in this lawsuit and no additional discovery is currently being sought. No date has been set for the trial. In the event that the lawsuit again becomes active, the Company intends to vigorously defend the patents’ validity and to determine whether or not the plaintiffs’ product infringes any of its relevant patents.

The other lawsuit involving the Company’s omeprazole patents was brought in December 2002 by it against Kremers Urban Development Co., Schwarz Pharma Inc. and Schwarz Pharma AG (collectively, together with the other named defendants, “KUDCO”) in the U.S. District Court for the Southern District of New York. KUDCO has a generic omeprazole product with final FDA marketing approval, was found not to infringe the AstraZeneca patents in the separate AstraZeneca patent litigation, and is currently selling its generic substitute for Prilosec in the U.S. marketplace.

The Company initially brought the lawsuit alleging infringement of the Company’s U.S. Patent No. 6,268,385. Following the collection of additional information concerning KUDCO’s commercially marketed product, the Company sought leave of the court to file an amended complaint, adding additional claims of infringement and contributory infringement under the Company’s U.S. Patent No. 6,326,384 and joining as defendants Schwarz Pharma Manufacturing Inc. and Schwarz Pharma USA Holdings Inc. These two patents include, among other claims, claims directed to compositions and methods wherein certain characteristics of solid state omeprazole are essentially the same in formulated drug product as in its active ingredient.

In September 2003, the judge granted aaiPharma leave to file the first amended complaint adding the Company’s second patent and the additional KUDCO affiliates to the lawsuit. Following initial discovery, the Company sought leave of the court to file a second amended complaint, adding Kremers Urban Inc., another KUDCO affiliate, to the lawsuit. On February 26, 2004, the judge granted the Company leave to file the second amended complaint, adding Kremers Urban Inc. to the lawsuit.

KUDCO has filed its answer to aaiPharma’s complaint, denying its claims, asserting various affirmative defenses to its claims (including patent invalidity and product non-infringement), and asserting counterclaims and antitrust violations under federal and state antitrust laws. KUDCO is also contesting the personal jurisdiction of the court over all of the defendants in this lawsuit other than Kremers Urban Development Co., Kremers Urban Inc. and Schwarz Pharma Inc. Motions on the jurisdictional issues are pending before the court. The Company has denied the substantive allegations made by KUDCO in its counterclaims, and the court has granted aaiPharma’s motion to stay antitrust discovery.

Substantial discovery of both sides’ documents and of defendants’ product samples has occurred in the lawsuit, although both sides asserted numerous discovery deficiencies against the other. On February 26, 2004, the judge assigned the discovery disputes to a federal magistrate for resolution. Discovery is continuing at this time. No trial date has been set.

The Company has previously indicated to KUDCO a willingness to grant a license under its omeprazole patents for an appropriate royalty. In the absence of KUDCO taking a royalty-bearing license, aaiPharma is seeking damages equal to a reasonable royalty on all infringing sales by the KUDCO defendants since commercial launch of their generic substitute for Prilosec on December 9, 2002 through the date of a judicial decision in the litigation, and a permanent injunction on subsequent sales thereafter (unless KUDCO takes a license), among other remedies, in the event that the Company ultimately prevails in the litigation. The KUDCO defendants have publicly confirmed sales of their generic omeprazole product during the first twenty-two months after launch of their product of approximately $1.3 billion. In the absence of a license or settlement, the Company intends to vigorously prosecute the case, defend its patent rights and defend against the foregoing defenses and counterclaims asserted by KUDCO. It is possible that the omeprazole-related patents subject to the foregoing four lawsuits will be found invalid, unenforceable or not infringed and, while currently stayed by the court, it is possible that the defendants’ antitrust counterclaims in the KUDCO litigation will ultimately be allowed to proceed and be litigated. If adverse findings were to occur, they could have a material adverse effect on aaiPharma’s consolidated financial statements, results of operations and cash flow.

In cases where the Company has initiated an action, it intends to prosecute its claims to the full extent of its rights under the law. In cases where the Company is a named defendant, the Company intends to vigorously pursue all defenses available.

On April 15, 2004, the Company filed a lawsuit against Athlon Pharmaceuticals, Inc. in the U.S. District Court for the Northern District of Georgia seeking a declaratory judgment that it was entitled to terminate the Service Agreement (the “Athlon Service Agreement”) dated July 16, 2003, as amended, between the Company and Athlon as well as damages and injunctive relief for material breaches of the Athlon Service Agreement by Athlon. The Athlon Service Agreement

incorporated the terms and conditions pursuant to which representatives of Athlon would promote the sale of the Company’s Darvocet A500 product to physicians. The Company initially paid Athlon $3,350,000 to build its sales force to promote the sale of the Company’s Darvocet A500, and the terms of the Athlon Service Agreement would require the Company to pay Athlon an additional $1,200,000 each month for such services for the contract period of 36 months, commencing in October 2003, subject to Athlon’s compliance with certain representations, warranties and covenants, some of which are described below.

The lawsuit asserts that Athlon has materially breached the Athlon Service Agreement in several ways, including failure to: (i) provide the required number of sales representatives during the Company’s launch of Darvocet A500 commencing in October 2003, (ii) use its best efforts to promote Darvocet A500 at the targeted levels of first and second pharmaceutical details to physicians, (iii) perform the services to the best of its ability, as contractually required, and (iv) require its sales representatives to perform the contracted services, as required, in a professional manner consistent with industry standards and in conformance with that level of care and skill ordinarily exercised by professional contract sales organizations in similar circumstances. The lawsuit also asserts that Athlon breached its representation and warranty that it would perform, and would require its sales representatives to perform, the contracted services in substantially the same manner that it would promote Athlon’s own products.

Athlon has asserted several counterclaims, including breach of an implied covenant of good faith in fair dealing and anticipatory breach of the contract. The Company has filed a reply denying these allegations.

In May 2004, the Company ceased making payments under the Athlon Service Agreement, and on June 4, 2004, it sent a notice of termination of the agreement to Athlon. On July 7, 2004, the Company amended the lawsuit to assert claims of fraud and breaches of contract and implied covenants, seeking to recover compensatory and punitive damages and attorneys’ fees. Athlon has amended its counterclaim to assert fraud claims and to seek punitive damages.

On August 11, 2004, Athlon filed a lawsuit against the Company, also in the U.S. District Court for the Northern District of Georgia, alleging that the Company breached the Asset Purchase Agreement (the “Purchase Agreement”) dated July 16, 2003 pursuant to which the Company acquired Darvocet A500 from Athlon. Athlon is seeking royalties it alleges the Company failed properly to calculate and pay under the Purchase Agreement, as well as attorneys’ fees. The Company has denied the substantive allegations in this case and filed counterclaims seeking to recover an overpayment in the royalties owed to Athlon.

The two cases have been consolidated and are currently in discovery. No trial date has been set. The Company intends to prosecute its claims and counterclaims, and defend against the claims and counterclaims made by Athlon, in these lawsuits to the full extent permitted by law.

CIMA Labs, Inc. (“CIMA”) commenced an action against the Company in the Fourth Judicial District, State of Minnesota, Hennepin County, on August 11, 2004. In its complaint, CIMA alleges that the Company is liable for fraudulent inducement, negligent fraudulent misrepresentation, fraudulent concealment, breach of contract, and attorneys fees and interest, all arising out of an Agreement and Plan of Merger dated as of August 5, 2003, between CIMA and

aaiPharma (“Merger Agreement”). CIMA alleges that in the negotiations leading up to the Merger Agreement, the Company engaged in misrepresentations and concealments relating to its financial condition, and that in the Merger Agreement, the Company made false representations and warranties concerning its financial statements, regulatory filings, and absence of material adverse effects, among other things. Much of CIMA’s claims are based on disclosures made by the Company in its Amended Form 10-Q, filed with the SEC on June 24, 2004, for the period ended June 30, 2003. CIMA seeks to recover the amount of $11.5 million, which it paid to aaiPharma as a termination fee under the Merger Agreement, plus additional sums it spent for professional fees and due diligence activities (which it claims are in excess of $5 million), attorneys’ fees, litigation expenses, and interest. The Company answered CIMA’s complaint on September 17, 2004, denying all liability and raising a number of affirmative defenses. Among other things, the Company asserted that CIMA’s termination of the Merger Agreement barred any claims except those based on the Company’s willful breach of its representations, warranties, covenants, or other agreements as set forth in that Agreement. In addition, the Company affirmatively alleged that CIMA terminated the Merger Agreement and paid the termination fee not as the result of any alleged breach by aaiPharma, but rather as part of CIMA’s plan to secure and act on a “Superior Proposal” from another bidder, which allowed it to consummate a transaction with that other bidder on terms that it believed were more favorable to it than those set forth in the Merger Agreement. The case is scheduled for trial in the fall of 2005, and the parties are currently involved in document productions and written discovery. On January 14, 2005, the Minnesota court rejected a relevance objection made by the Company in response to CIMA’s discovery requests and ordered the Company to produce voluminous documents to CIMA. On March 21, 2005, the Minnesota court approved a motion to compel made by CIMA against the Company to produce documents by April 5, 2005 and an extensive privilege log by April 20, 2005 with respect to documents generated by the Company’s legal counsel in the internal investigation. The Company has produced the documents and has moved to delay the production of the privilege log due to its liquidity situation. The Company’s legal counsel in the case has withdrawn from representing the Company and the Company is in the process of retaining new counsel. The Court may deny the Company’s motion for additional time to produce the privilege log and may sanction the Company, including holding the Company in contempt or entering a default judgment against the Company. The Company intends to contest the action as vigorously as its limited resources permit.

The Company cannot predict the outcomes of these lawsuits. Future adverse findings in the above described lawsuits could have a material adverse effect on its consolidated financial condition, results of operations or cash flows.

14.	Financial Information by Business Segment and Geographic Area

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

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Net revenues:
Product sales	$77,776	$119,223	$124,384
Product development	23,987	16,468	19,610
Development services	94,883	89,286	86,516
Reimbursed out-of-pockets	18,684	11,950	10,688

	$215,330	$236,927	$241,198

United States	$191,858	$216,610	$239,515
Germany	23,693	20,623	15,520
Other	1,533	1,665	962
Less intercompany	(1,754)	(1,971)	(14,799)

	$215,330	$236,927	$241,198

(Loss) income from operations:
Product sales	$(108,610)	$1,740	$66,426
Product development	23,987	16,468	19,610
Development services	(3,578)	1,722	1,012

	(88,201)	19,930	87,048

Research and development expense	(17,234)	(22,205)	(21,279)
Corporate	(38,686)	(19,038)	(17,151)

	$(144,121)	$(21,313)	$48,618

United States	$(145,792)	$(22,420)	$49,020
Germany	1,738	1,150	(58)
Other	(67)	(43)	(344)

	$(144,121)	$(21,313)	$48,618

Depreciation and amortization:
Product sales	$16,540	$12,787	$9,430
Development services	5,148	4,889	4,418
Research and development expense	447	416	425
Corporate	2,341	2,154	2,122

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
	$24,476	$20,246	$16,395

Total assets:
Product sales	$233,682	$423,366	$340,302
Product development	14,777	13,062	5,966
Research revenues	51,939	56,877	50,481
Corporate	38,672	41,292	36,753

	$339,070	$534,597	$433,502

United States	$308,018	$504,574	$411,174
Germany	29,077	28,243	21,167
Other	1,975	1,780	1,161

	$339,070	$534,597	$433,502

Goodwill, net:
Development services	$14,350	$13,361	$11,378

15. Financial Results by Quarter (Unaudited)

	Quarter
			Third
	First	Second	(as restated)	Fourth
	(In thousands, except per share amounts)
2004
Net revenues	$58,487	$55,984	$45,686	$55,173
Net (loss) income	(49,572)	7,218	(35,954)	(112,864)
Basic (loss) earnings per share	$(1.74)	$0.25	$(1.26)	$(3.95)
Diluted (loss) earnings per share	(1.74)	0.25	(1.26)	(3.95)

	Quarter
	First	Second	Third	Fourth
	(In thousands, except per share amounts)
2003
Net revenues	$51,729	$69,008	$42,576	$73,614
Net (loss) income	(2,468)	3,492	(9,392)	(24,335)
Basic (loss) earnings per share	$(0.09)	$0.13	$(0.34)	$(0.87)
Diluted (loss) earnings per share	(0.09)	0.12	(0.34)	(0.87)

The Company has restated its consolidated statements of operations, cash flows, and comprehensive (loss) income for the three and nine months ended September 30, 2004 and its consolidated balance sheet as of September 30, 2004. The restatement does not affect periods prior to the three months ended September 30, 2004. The restatement adjusts the Company’s estimated reserve for pharmaceutical product returns. Set forth below is the adjustment included in the restatement of the previously issued financial statements for the three and nine months ended September 30, 2004.

The following table presents the impact of the restatement adjustment described below on net loss for the three and nine months ended September 30, 2004.

	Net Loss	Net Loss
	for the Three	for the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2004	2004
	(In thousands)
As previously reported	$(33,790)	$(76,144)
Additional returns reserves (allowances for customer credits)	(2,164)	(2,164)

As restated	$(35,954)	$(78,308)

The restatement for the three and nine months ended September 30, 2004 reflects a correction to increase the Company’s allowance for customer credits, which includes estimated product returns, and thus reduces net revenues. The allowances for customer credits impact the Company’s net revenues because net revenues represent total gross revenues less the allowances for customer credits. The need for this correction came to the Company’s attention after it received a return request in late March 2005 from one of its major wholesale customers that related to pharmaceutical product inventory that the customer was holding as of September 30, 2004 and December 31, 2004 but which the customer failed to report to the Company in the customer’s September 30, 2004 and December 31, 2004 inventory reports. The wholesaler inventory information is used to help the Company estimate product return reserves.

The following table presents the impact of the restatement adjustment on the Company’s previously reported consolidated statements of operations for the three and nine months ended September 30, 2004 on a condensed basis:

	Three Months Ended		Nine Months Ended
	September 30, 2004		September 30, 2004
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated
	(In thousands, except per share data)
Net revenues	$47,850	$45,686	$162,321	$160,157
Total costs and expenses	81,640	81,640	238,465	238,465

Net loss	$(33,790)	$(35,954)	$(76,144)	$(78,308)

Basic loss per share	$(1.18)	$(1.26)	$(2.67)	$(2.74)
Diluted loss per share	$(1.18)	$(1.26)	$(2.67)	$(2.74)

The following table presents the impact of the restatement adjustment on the Company’s previously reported consolidated balance sheet as of September 30, 2004 on a condensed basis:

	September 30, 2004
	As
	Previously	As
	Reported	Restated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$7,143	$7,143
Accounts receivable, net	6,799	4,635
Other current assets	45,579	45,579

Total current assets	59,521	57,357
Other assets	366,348	366,348

Total assets	$425,869	$423,705

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities	$100,557	$100,557
Long-term debt, less current portion	323,700	323,700
Other liabilities	18	18
Stockholders’ equity (deficit)	1,594	(570)

Total liabilities and stockholders’ equity (deficit)	$425,869	$423,705

16. Financial Information for Subsidiary Guarantors and Non Guarantors

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

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

aaiPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Year Ended December 31, 2004
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$52,963	$138,848	$25,272	$(1,753)	$215,330
Equity earnings from subsidiaries	(124,252)	—	—	124,252	—

Total net revenues	(71,289)	138,848	25,272	122,499	215,330

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	36,888	69,661	15,459	(1,115)	120,893
Selling expenses	6,213	26,414	2,356	—	34,983
General and administrative expenses	41,348	96	4,431	—	45,875
Research and development	5	16,314	—	—	16,319
Depreciation	5,710	1,600	1,355	—	8,665
Professional fees - internal inquiry	—	11,042	—	—	11,042
M.V.I. contingent payment/(gain on sale)	—	(8,112)	—	—	(8,112)
Guaranteed purchase commitments	—	11,695	—	—	11,695
Restructuring charges	—	22,392	—	—	22,392
Royalty expenses	—	1,727	—	—	1,727
Intangible asset impairment	—	93,972	—	—	93,972

	90,164	246,801	23,601	(1,115)	359,451

(Loss) income from operations	(161,453)	(107,953)	1,671	123,614	(144,121)

Other income (expense):
Interest, net	(648)	(34,606)	265	—	(34,989)
Net intercompany interest	(2,050)	2,322	(272)	—	—
Other (expense) income, net	(23,646)	15,534	(259)	—	(8,371)

	(26,344)	(16,750)	(266)	—	(43,360)

(Loss) income before income taxes	(187,797)	(124,703)	1,405	123,614	(187,481)
Provision for income taxes	3,374	288	28	—	3,690

Net (loss) income	$(191,171)	$(124,991)	$1,377	$123,614	$(191,171)

aaiPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Year Ended December 31, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$52,238	$164,372	$22,288	$(1,971)	$236,927
Equity earnings from subsidiaries	(17,069)	—	—	17,069	—

Total net revenues	35,169	164,372	22,288	15,098	236,927

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	34,953	79,636	13,680	(1,482)	126,787
Selling expenses	6,465	30,861	2,208	—	39,534
General and administrative expenses	28,464	7,877	4,122	—	40,463
Research and development	—	21,777	—	11	21,788
Depreciation	5,466	1,334	1,173	—	7,973
Royalty expenses	—	1,095	—	—	1,095
Intangible asset impairment	—	20,600	—	—	20,600

	75,348	163,180	21,183	(1,471)	258,240

(Loss) income from operations	(40,179)	1,192	1,105	16,569	(21,313)

Other income (expense):
Interest, net	(1,654)	(19,598)	174	—	(21,078)
Net intercompany interest	(2,027)	2,199	(172)	—	—
Other income (expense), net	6,636	(1,468)	18	—	5,186

	2,955	(18,867)	20	—	(15,892)

(Loss) income before income taxes	(37,224)	(17,675)	1,125	16,569	(37,205)
(Benefit from) provision for income taxes	(4,532)	30	—	—	(4,502)

Net (loss) income	$(32,692)	$(17,705)	$1,125	$16,569	$(32,703)

aaiPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Year Ended December 31, 2002
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$62,678	$176,837	$16,483	$(14,800)	$241,198
Equity earnings from subsidiaries	48,465	—	—	(48,465)	—

Total net revenues	111,143	176,837	16,483	(63,265)	241,198

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	41,241	64,195	10,438	(14,489)	101,385
Selling expenses	6,348	14,954	1,775	—	23,077
General and administrative expenses	27,532	8,900	3,677	—	40,109
Research and development	732	20,121	—	—	20,853
Depreciation	5,153	1,005	998	—	7,156

	81,006	109,175	16,888	(14,489)	192,580

Income (loss) from operations	30,137	67,662	(405)	(48,776)	48,618

Other income (expense):
Interest, net	(1,774)	(17,602)	10	—	(19,366)
Net intercompany interest	(2,292)	2,494	(202)	—	—
Other	(4,215)	(3,678)	301	—	(7,592)

	(8,281)	(18,786)	109	—	(26,958)

Income (loss) before income taxes	21,856	48,876	(296)	(48,776)	21,660
Provision for (benefit from) income taxes	8,738	—	(196)	—	8,542

Net income (loss)	$13,118	$48,876	$(100)	$(48,776)	$13,118

aaiPharma Inc.
CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2004
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,696	$276	$158	$—	$7,130
Accounts receivable, net	10,831	(756)	2,681	—	12,756
Work-in-progress	2,079	4,830	9,745	(6,482)	10,172
Inventories, net	1,871	7,449	1,402	—	10,722
Income taxes recoverable	11,110	—	—	—	11,110
Prepaid and other current assets	4,600	8,999	211	—	13,810

Total current assets	37,187	20,798	14,197	(6,482)	65,700
Investments in and advances to subsidiaries	66,099	(46,240)	—	(19,859)	—
Property and equipment, net	36,108	12,501	4,333	—	52,942
Goodwill, net	725	1,229	12,396	—	14,350
Intangible assets, net	1,159	188,940	—	—	190,099
Other assets	155	15,698	126	—	15,979

Total assets	$141,433	$192,926	$31,052	$(26,341)	$339,070

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$—	$—	$—	$351,645	$351,645
Accounts payable	7,057	13,093	1,881	—	22,031
Customer advances	5,208	4,327	6,154	(4,646)	11,043
Accrued wages and benefits	2,553	993	1,335	—	4,881
Interest payable	160	5,578	—	—	5,738
Deferred product revenue	—	4,127	—	—	4,127
Other accrued liabilities	18,939	33,699	(408)	(749)	51,481

Total current liabilities	33,917	61,817	8,962	346,250	450,946
Long-term debt, less current portion	10,500	341,145	—	(351,645)	—
Deferred tax liability	—	—	—	—	—
Other liabilities	14	—	—	—	14
Investments in and advances to subsidiaries	162,822	(166,642)	3,457	363	—
Total stockholders’ equity (deficit)	(65,820)	(43,394)	18,633	(21,309)	(111,890)

Total liabilities and stockholders’ equity (deficit)	$141,433	$192,926	$31,052	$(26,341)	$339,070

aaiPharma Inc.
CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$8,161	$192	$432	$—	$8,785
Accounts receivable, net	11,242	16,785	4,587	—	32,614
Work-in-progress	3,688	5,337	7,793	(4,315)	12,503
Inventories, net	4,588	8,909	1,196	—	14,693
Deferred tax assets	19,184	—	—	—	19,184
Prepaid and other current assets	1,872	8,304	222	—	10,398

Total current assets	48,735	39,527	14,230	(4,315)	98,177
Investments in and advances to subsidiaries	66,061	(46,202)	—	(19,859)	—
Property and equipment, net	39,011	13,954	4,271	—	57,236
Goodwill, net	725	1,229	11,407	—	13,361
Intangible assets, net	1,209	350,106	—	—	351,315
Other assets	2,419	11,974	115	—	14,508

Total assets	$158,160	$370,588	$30,023	$(24,174)	$534,597

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$—	$4,000	$—	$—	$4,000
Accounts payable	5,082	14,292	2,505	—	21,879
Customer advances	6,441	8,101	4,807	(1,719)	17,630
Accrued wages and benefits	2,575	1,517	1,228	—	5,320
Interest payable	7	5,504	—	—	5,511
Deferred product revenue	—	45,664	—	—	45,664
Other accrued liabilities	8,640	4,332	(448)	(1,391)	11,133

Total current liabilities	22,745	83,410	8,092	(3,110)	111,137
Long-term debt, less current portion	8,000	330,844	—	—	338,844
Deferred tax liability	2,246	—	—	—	2,246
Other liabilities	196	7,451	—	—	7,647
Investments in and advances to subsidiaries	127,232	(133,051)	6,212	(393)	—
Total stockholders’ equity (deficit)	(2,259)	81,934	15,719	(20,671)	74,723

Total liabilities and stockholders’ equity (deficit)	$158,160	$370,588	$30,023	$(24,174)	$534,597

aaiPharma Inc.
CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2004
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(191,171)	$(124,991)	$1,377	$123,614	$(191,171)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	5,368	17,753	1,355	—	24,476
Intangible asset impairment, net of tax	—	93,972	—	—	93,972
Write-off of deferred financing and other costs	—	6,229	—	—	6,229
Gain on sale of M.V.I. product line	—	(39,113)	—	—	(39,113)
Noncash stock based compensation	225	—	—	—	225
Other	574	995	439	—	2,008
Changes in operating assets and liabilities:
Accounts receivable, net	412	17,541	2,303	—	20,256
Work-in-progress	1,609	506	(1,276)	2,168	3,007
Inventories	2,717	(1,528)	(101)	—	1,088
Deferred tax assets and income taxes recoverable	8,074	—	—	—	8,074
Prepaid and other assets	(465)	(10,648)	30	—	(11,083)
Accounts payable	1,975	(1,199)	(841)	—	(65)
Customer advances	(1,232)	(3,774)	929	(2,927)	(7,004)
Interest payable	152	74	—	—	226
Deferred product revenue	—	(41,537)	—	—	(41,537)
Accrued wages and benefits and other accrued liabilities	7,852	29,293	(459)	641	37,327
Intercompany receivables and payables	159,842	(33,592)	(2,754)	(123,496)	—

Net cash (used in) provided by operating activities	(4,068)	(90,019)	1,002	—	(93,085)

Cash flows from investing activities:
Purchases of property and equipment	(2,659)	(1,456)	(1,312)	—	(5,427)
Proceeds from sales of property and equipment	8	89	—	—	97
Product line disposals	—	92,918	—	—	92,918
Other	(378)	38	—	—	(340)

Net cash (used in) provided by investing activities	(3,029)	91,589	(1,312)	—	87,248

Cash flows from financing activities:
Proceeds from long-term borrowings	12,500	165,000	—	—	177,500
Payments on long-term borrowings	(10,000)	(156,000)	—	—	(166,000)
Proceeds from interest rate swaps, net	—	(10,293)	—	—	(10,293)
Proceeds from stock option exercises	3,132	—	—	—	3,132
Other	—	(193)	—	—	(193)

Net cash provided by (used in) financing activities	5,632	(1,486)	—	—	4,146

Net (decrease) increase in cash and cash equivalents	(1,465)	84	(310)	—	(1,691)
Effect of exchange rate changes on cash	—	—	36	—	36
Cash and cash equivalents, beginning of year	8,161	192	432	—	8,785

Cash and cash equivalents, end of year	6,696	$276	$158	$—	$7,130

aaiPharma Inc.
CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2003
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(32,703)	$(17,574)	$1,125	$16,449	$(32,703)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	5,039	14,034	1,173	—	20,246
Intangible asset impairment, net of tax	—	20,600	—	—	20,600
Write-off of deferred financing and other costs, net of tax	1,511	—	—	—	1,511
Other	(151)	(13)	598	—	434
Changes in operating assets and liabilities:
Accounts receivable, net	(1,138)	(27)	(1,467)	—	(2,632)
Work-in-progress	47	(2,386)	(2,322)	3,176	(1,085)
Inventories	916	2,205	(361)	(311)	2,449
Deferred tax assets and income taxes recoverable	(17,913)	—	—	—	(17,913)
Prepaid and other assets	1,224	(6,939)	28	—	(5,687)
Accounts payable	673	2,844	332	—	3,849
Customer advances	(1,399)	2,370	1,671	(580)	2,062
Interest payable	(277)	556	—	—	279
Deferred product revenue	—	45,664	—	—	45,664
Accrued wages and benefits and other accrued liabilities	2,935	1,540	(1,150)	(2,047)	1,278
Intercompany receivables and payables	76,218	(60,758)	1,227	(16,687)	—

Net cash provided by operating activities	35,382	2,116	854	—	38,352

Cash flows from investing activities:
Purchases of property and equipment	(2,082)	(8,654)	(1,174)	—	(11,910)
Proceeds from sales of property and equipment	381	225	—	—	606
Product line acquisition	—	(102,464)	—	—	(102,464)
Other	(502)	—	—	—	(502)

Net cash used in investing activities	(2,203)	(110,893)	(1,174)	—	(114,270)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	160,000	—	—	160,000
Payments on long-term borrowings	(39,500)	(54,000)	—	—	(93,500)
Proceeds from interest rate swaps, net	—	1,703	—	—	1,703
Proceeds from stock option exercises	8,757	—	—	—	8,757
Other	—	1,086	—	—	1,086

Net cash (used in) provided by financing activities	(30,743)	108,789	—	—	78,046

Net increase (decrease) in cash and cash equivalents	2,436	12	(320)	—	2,128
Effect of exchange rate changes on cash	—	—	125	—	125
Cash and cash equivalents, beginning of year	5,725	180	627	—	6,532

Cash and cash equivalents, end of year	$8,161	$192	$432	$—	$8,785

aaiPharma Inc.
CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2002
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net income (loss)	$13,118	$48,876	$(100)	$(48,776)	$13,118
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	4,743	10,654	998	—	16,395
Write-off of deferred financing and other costs, net of tax	—	8,053	—	—	8,053
Other	(9)	(432)	586	—	145
Changes in operating assets and liabilities:
Accounts receivable, net	3,085	(8,342)	577	2,300	(2,380)
Work-in-progress	(264)	2,148	(80)	(1,161)	643
Inventories	(2,549)	(5,530)	(85)	311	(7,853)
Deferred tax assets and income taxes recoverable	(352)	—	—	—	(352)
Prepaid and other assets	2,510	(13,007)	88	—	(10,409)
Accounts payable	783	1,211	(57)	—	1,937
Customer advances	3,957	(1,143)	(449)	(1,138)	1,227
Interest payable	284	4,577	—	—	4,861
Accrued wages and benefits and other accrued liabilities	5,634	238	(1,348)	1,056	5,580
Intercompany receivables and payables	(59,528)	11,199	935	47,394	—

Net cash (used in) provided by operating activities	(28,588)	58,502	1,065	(14)	30,965

Cash flows from investing activities:
Purchases of property and equipment	(4,909)	(2,070)	(1,550)	—	(8,529)
Purchases of property and equipment previously leased	(14,145)	—	—	—	(14,145)
Proceeds from sales of property and equipment	127	4	—	—	131
Acquisitions of product rights and other intangibles	—	(211,997)	—	—	(211,997)
Other	(642)	49	—	—	(593)

Net cash used in investing activities	(19,569)	(214,014)	(1,550)	—	(235,133)

Cash flows from financing activities:
Proceeds from long-term borrowings	49,401	195,085	—	—	244,486
Payments on long-term borrowings	(1,900)	(50,014)	—	14	(51,900)
Proceeds from interest rate swaps, net	—	10,486	—	—	10,486
Proceeds from stock option exercises	3,243	—	—	—	3,243
Other	(2,163)	(19)	29	—	(2,153)

Net cash provided by financing activities	48,581	155,538	29	14	204,162

Net increase (decrease) in cash and cash equivalents	424	26	(456)	—	(6)
Effect of exchange rate changes on cash	—	—	167	—	167
Cash and cash equivalents, beginning of year	5,301	154	916	—	6,371

Cash and cash equivalents, end of year	$5,725	$180	$627	$—	$6,532

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, each of whom joined us in the latter part of 2004, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004, the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are to be designed to reasonably assure that material information we must disclose in our reports filed or submitted under the Securities Exchange Act of 1934, such as this Annual Report on Form 10-K, is (i) recorded, processed, summarized and reported on a timely basis and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. As a result of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2004 due to the material weaknesses outlined in our management’s report on internal control over financial reporting included in Item 8 of this Annual Report on Form 10-K.

Management Report on Internal Control Over Financial Reporting

Our management’s report on internal control over financial reporting is included with the financial statements set forth in Item 8 of this Annual Report on Form 10-K and is incorporated herein by reference.

Explanation of Previous Disclosure of Material Weaknesses

In our Current Report on Form 8-K filed with the SEC on March 16, 2005, we had indicated that, although management’s assessment of our internal control over financial reporting was then still underway, our management or independent registered public accountants had identified four material weaknesses in internal control over financial reporting as of December 31, 2004, including a lack of effective control at the entity level with respect to the internal audit function due to inadequate staffing. Subsequent to the filing of the March 16, 2005 Form 8-K and in the course of completing its assessment of internal control over financial reporting as of December 31, 2004, our management re-evaluated its initial conclusion and concluded that the identified deficiencies in the internal audit function did not constitute a material weakness in the Company’s entity level controls because the internal audit function was not a critical function to the Company’s entity level controls because the internal audit department was primarily responsible for testing internal controls in connection with management’s assessment of internal control over financial reporting. As a result of the deficiencies previously identified by management, our management directed a review, and, where warranted, a retesting supervised by personnel independent of the internal audit function of internal controls that had previously been tested by the internal audit function as part of its assessment of internal control over financial reporting.

Changes in Internal Controls

We made the following changes in our internal control over financial reporting during the fourth quarter of 2004 that materially affected or are reasonably likely to materially affect our internal control over financial reporting:

•	We made process enhancements to the customer credit approval process, which we began to develop during the third quarter of 2004 and fully implemented in the fourth quarter.

•	We completed the training of our finance, sales and marketing, and legal personnel, as well as management, regarding the formal revenue recognition protocols pursuant to the training programs that we developed during the third quarter of 2004. In addition to a more rigorous examination of revenue recognition under generally accepted accounting principles and applicable SEC regulations, these protocols provide that the level of channel inventory and demand trends for products be considered in the analysis of revenue reserves for product sales. Key members of management and the finance department were involved in the development of these protocols.

•	We implemented improvements to the budgeting and forecasting process within the Pharmaceutical Products Division, which we began during the third quarter of 2004.

•	We have implemented quarterly internal audits of invoice preparation in the Development Services Division. These audits will continue on a quarterly basis during 2005.

•	We implemented improved procedures for analyzing, reviewing, and documenting the support for management’s accounting entries and significant transactions. Documentation for all complex accounting transactions is maintained by the Corporate Controller. This implemented procedure provides additional controls over the period-end closing process.

•	We implemented a procedure to require management to perform reviews of all monthly bank reconciliations to ensure they are performed timely and accurately. This procedure provides additional controls over the period-end closing process.

•	We developed new period end closing checklists to ensure that all required closing entries are posted. Any unusual or non-routine entries not appearing on the checklist require the approval of the Corporate Controller or Assistant Controller prior to posting. This implemented procedure provides additional controls over the period-end closing process.

Although many of these remediation processes, procedures, and controls were in place prior to December 31, 2004, they were not operating for an adequate period of time to conclude they were operating effectively as of December 31, 2004.

In addition to the changes described above that we implemented in 2004, since then we have implemented or are in the process of implementing the following specific enhancements to our internal control over financial reporting related to the material weaknesses described in our report of our assessment of internal control over financial reporting, which is included with the financial statements set forth in Item 8 of this Annual Report on Form 10-K:

•	During the fourth quarter we commenced a process for documenting and communicating to our employees information about our required policies and procedures.

•	During the first quarter of 2005 we completed our initial review all finance associates’ security authorizations for the financial reporting system and, where appropriate, eliminated security authorizations in order to prevent segregation of duties conflicts.

•	We have implemented increased controls relating to Letters of Authorizations obtained from clients for any development services work performed outside of a signed contract or binding purchase order. These procedures provide additional controls in maintaining effective control over revenue recognition from Development Services activities.

•	Management is currently reviewing the invoicing processes for our Development Services Division and determining areas where more control and review processes should be added. We do not expect these new processes to be in place until the fourth quarter of 2005.

•	We have improved control processes around approvals and documentation of changes made to signed contracts or purchase orders by the Development Services segment.

•	We now require periodic cycle counts for all inventory balances. The results of these cycle counts are reviewed by management within the finance department. Appropriate adjustments are made on a timely basis and unusual items are investigated. This new procedure provides additional controls over the accounting for inventory of certain supplies used in the non-clinical portion of the Development Services business.

•	A review of the process used for accounting for the issuance of supplies inventory is currently being performed by a task force identified to address this issue and determine the appropriate control procedure to implement in this process. These new processes will be implemented during the second quarter of 2005. These procedures will provide additional control over the accounting for inventory of certain supplies used in the non-clinical portion of the Development Services business.

•	Management has determined that quarterly reviews of divisional financial statements will be performed by the Corporate Controller in conjunction with the divisional financial managers beginning with the first quarter of 2005. Significant variances between actual results and budgeted (forecast) amounts and variances from prior years identified during these reviews will be discussed with each division. This new procedure will provide additional controls over the period-end closing process.

•	Management has implemented enhanced Corporate Finance oversight and controls for key financial activities. During late 2004 and early 2005 many accounting activities were relocated to Corporate Finance, such as the ability to post manual journal entries. This process is continuing to be reviewed and will be revised as needed. The improved oversight of these accounting functions provides additional controls over the period-end closing process.

•	A detailed review is performed by a senior level financial executive of all contingency reserves and valuation allowances with documentation maintained to support all conclusions. This implemented procedure provides additional controls over the period-end closing process.

•	The income tax function was outsourced in the third quarter of 2004 to a qualified independent tax firm. We have implemented a procedure requiring detailed, documented reviews to be performed by management of all work performed by the independent tax firm. This new implemented procedure provides additional controls over the processes and procedures involved in the accounting for income taxes in connection with the preparation of consolidated financial statements.

•	A tax procedures checklist was implemented to provide a standard process to follow and serve as a review document to ensure that all appropriate steps have been performed. This implemented procedure provides additional controls over the processes and procedures involved in the accounting for income taxes in connection with the preparation of consolidated financial statements.

•	A review is performed quarterly by the Corporate Controller to determine if any changes have occurred that significantly affect the current or deferred portion of the tax provision. This implemented procedure provides additional controls over the processes and procedures involved in the accounting for income taxes in connection with the preparation of consolidated financial statements.

•	A Goodwill/Intangible Amortization Policy was implemented to set forth, among other things, a process for required reviews of asset values. This implemented procedure provides additional controls over the process for reviewing intangible assets for impairment.

•	We have implemented a roll forward analytic procedure for analyzing the information provided by our major wholesalers with respect to inventory levels of our products in wholesalers’ inventory channel. This quarterly control procedure is intended to enable us to identify any future misstatements or omissions in the reports provided by wholesalers. This new procedure provides additional controls over the process for determining appropriate product returns reserves for product sales.

In light of the remediation actions listed above that were still in the process of being implemented as of the end of the first quarter, we are performing the following additional procedures in order to gain assurance as to the accuracy of the financial statements:

•	The invoicing process for Development Services is being reviewed and we expect changes to be made to the process to provide for more controls around the recognition of revenue. We are currently in the process of developing these new procedures, however, we do not expect these to be in place until the fourth quarter of 2005. In order to provide assurance on the financials as they relate to the invoicing function, management is performing quarterly internal audits of the Development Services invoicing function.

•	A review of the process used for accounting for the issuance of supplies inventory is currently being performed by a task force identified to address this issue and determine the appropriate control procedure to implement in this process. A remediation plan has been developed and will be in place for the second quarter of 2005. In order to gain assurance as to the reported inventory amounts for the 2004 year end as well as the first quarter of 2005, management performed a physical inventory count of this supplies inventory and recorded needed adjustments for the 2004 year end and will also perform a count for the first quarter of 2005.

•	Management has determined that quarterly reviews of divisional financial statements will be performed by the Corporate Controller in conjunction with the divisional financial managers beginning with the first quarter of 2005. Significant variances between actual results and budgeted (forecast) amounts and variances from prior years identified during these reviews will be reviewed with each division.

Management is still considering additional control implementations that will be needed to adequately address the identified material weaknesses and is also monitoring the controls implemented in 2004 to ensure they are performed properly. In order to remediate the numerous material weaknesses in our internal control over financial reporting, we will be required to devote significant financial resources and management attention to our remediation efforts. Due to our liquidity and human resources constraints, we may not be able to devote sufficient financial resources to successfully remediate the material weaknesses in our internal controls that we have identified. In addition, our management is currently focused on dealing with our liquidity issues while continuing to operate our business, and thus may not be able to devote sufficient time and attention to our remediation efforts.

PART III

Item 10. Directors and Executive Officers of the Registrant

Directors

The business and affairs of the Company are managed under the direction of its Board of Directors, which is presently comprised of ten members. The Board of Directors is classified, with the directors serving staggered three-year terms. The following sets forth certain information with respect to our directors as of March 1, 2005.

John E. Avery (age 76) joined the Company’s Board of Directors in 2000. Mr. Avery is a retired senior executive of Johnson & Johnson, a leading multinational healthcare products company, having served as Company Group Chairman of all operations in Latin America and the Caribbean. Mr. Avery served from 1993 to 1996 as Chairman of each of the Americas Society and the Council of the Americas, each a non-profit organization.

Robert J. Brown (age 70) became a director in December 2004. Mr. Brown founded B&C Associates, Inc., High Point, North Carolina, in 1960, served as its President from 1960 until 1968 and has been its Chairman and CEO since 1973. He also is a director of Wachovia Corporation, Sonoco Products Company, Duke Energy Corp. and AutoNation, Inc.

Joseph H. Gleberman (age 46) joined the Company’s Board of Directors in 1995. Mr. Gleberman has been employed by Goldman, Sachs & Co., an investment-banking firm, since 1982 and has been a Partner of Goldman, Sachs & Co. since 1990 and Managing Director since 1996. Mr. Gleberman also serves as a director of Berry Plastics Corporation, IPC Acquisition Corp. and MCG Capital Corporation. Pursuant to a stockholders’ agreement entered into in connection with a 1995 investment in the Company, certain Goldman Sachs investment partnerships have the right to designate one member of the Company’s Board of Directors for as long as the investment partnerships collectively own at least 10% of the Company’s outstanding common stock. Mr. Gleberman is their nominee.

Kurt M. Landgraf (age 58) joined the Company’s Board of Directors in 2001. Mr. Landgraf has served since August 2000 as the President and Chief Executive Officer of the Educational and Testing Service in Princeton, New Jersey, the world’s largest private educational testing and measurement organization. He served in various positions at E.I. DuPont de Nemours Company and its affiliates from 1980 until 2000, including Chairman and Chief Executive Officer of DuPont Pharmaceuticals Company from January 2000 to May 2000, Executive Vice President and Chief Operating Officer from April 1998 to August 2000, Executive Vice President from November 1997 to April 1998, and Chief Financial Officer from December 1996 to October 1997 of E.I. DuPont de Nemours and Company. Mr. Landgraf also serves as director of IKON Office Solutions, Inc., and NDC Health Corporation.

James G. Martin, Ph.D. (age 69) joined the Company’s Board of Directors in 1999 and was elected Chairman of the Board in September 2004. Dr. Martin has served since 1995 as Corporate Vice President and since 1993 as Chairman of the Research Development Board of Carolinas HealthCare System, a regional healthcare system. Prior to joining Carolinas HealthCare, Dr. Martin served as Governor of the State of North Carolina from 1984 to 1992.

Dr. Martin also serves as a director of Duke Energy Corporation, Palomar Medical Technologies, Inc., and Family Dollar Stores, Inc.

Richard G. Morrison, Ph.D. (age 68) joined the Company’s Board of Directors in 1999. Prior to his retirement in May 2001, Dr. Morrison was an Adjunct Professor of Business at the Cameron School of Business, University of North Carolina at Wilmington for over six years. Dr. Morrison also has more than 30 years of pharmaceutical industry experience, recently acting as a private consultant for medium-sized international pharmaceutical businesses, and having served as General Manager and President of Eli Lilly’s operations in Venezuela, Mexico and Brazil.

Ludo J. Reynders, Ph.D. (age 51) joined the Company in September 2004 as the Chief Executive Officer and President and became a director in December 2004. Prior to joining the Company, Dr. Reynders served from 2003 to September 2004 as managing member of Bronzewood LLC, a private company focused on improving productivity in drug development. Dr. Reynders was managing director of the PharmaBio group of Quintiles Transnational Corporation from 2002 to 2003. Dr. Reynders also held the position of Chief Executive Officer of Quintiles’ Clinical Development Services and Product Development Services groups from 2000 to 2002 and 1996 to 2000, respectively. He began his career with Quintiles in 1988.

Frederick D. Sancilio, Ph.D. (age 54) is a director and served as Executive Chairman of the Board of Directors from July 2002 to September 2004. Dr. Sancilio also served as Chief Executive Officer from 1979 to July 2002 and from March 2004 to September 2004 and as Chief Scientific Officer of the Company from July 2002 to September 2004. With more than 25 years experience in the pharmaceutical industry, Dr. Sancilio worked with Burroughs-Wellcome Co., Schering-Plough Corporation, and Hoffmann-LaRoche, Inc. before founding the Company in 1979.

William H. Underwood (age 57) is Executive Vice President, Corporate Development of the Company, and has served as Chief Operating Officer from 1995 to 1997, as Executive Vice President since 1992, as Vice President from 1986 to 1992, and as a director since 1996. He has held positions in the pharmaceutical and cosmetic industries for more than 17 years, in positions including Director of Quality Assurance and Director of Manufacturing at Mary Kay Cosmetics, Inc. and Group Leader of Bacteriological Quality Control at Burroughs-Wellcome Co.

Timothy R. Wright (age 47) joined the Company in April 2004 as President of the Pharmaceuticals Division and was appointed a director in May 2004. Prior to joining the Company, Mr. Wright served as the President, Global Commercial Operations for Elan Bio-pharmaceuticals from February 2001 to December 2003. Before that, Mr. Wright served as a Senior Vice President of Healthcare Product Services with Cardinal Health, Inc. from May 1999 to January 2001. Mr. Wright also held senior management positions with DuPont Merck Pharmaceutical Company from 1984 to 1999.

Executive Officers

Information about the Company’s executive officers is contained at the end of Part I of this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers and directors, as well as any holders of more than 10% of the Company’s common stock, to file with the SEC certain reports of ownership and changes in ownership of common stock and other equity securities of the Company. Based solely on review of such reports and certain representations furnished to it, the Company believes that all such reports required to be filed during the fiscal year ended December 31, 2004 were timely filed.

Audit Committee

The Board of Directors has determined that the members of the Audit Committee are independent as defined in Rule 4200(a)(15) of NASDAQ’s listing standards and Rule 10A-3(b)(1) under the 1934 Act. The audit committee is composed of James G. Martin, Ph.D., Richard G. Morrison, Ph.D., and Kurt M. Landgraf. The Board of Directors has also determined that Mr. Landgraf is an “audit committee financial expert” as defined in Item 401(h) of Regulation S-K under the Exchange Act.

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

Item 11. Executive Compensation

Compensation of Directors

All non-employee directors receive $3,000 per meeting for attending in-person meetings of the Board of Directors and meetings of Board committees not held in connection with a regular Board meeting. Non-employee directors also receive $1,000 per meeting lasting longer than one hour for participating in telephonic meetings of the Board of Directors and $500 for Board committee telephonic meetings. In addition, non-employee directors who serve on the Audit Committee receive an annual retainer of $15,000 and those who serve on the Executive and Corporate Governance Committees receive an annual retainer of $10,000. The non-employee chair of the Audit, the Executive and Corporate Governance, and the Compensation Committees receives an annual retainer of $30,000, $15,000 and $10,000, respectively. The non-employee chair of the Board of Directors receives an annual retainer of $100,000, which is paid in quarterly installments. Directors are also reimbursed for expenses incurred in connection with attending meetings.

One director, Dr. Sancilio, uses office space in Jupiter, Florida that the Company has leased from a third party. The Company paid $92,000 per year for this office space, but ceased paying rent in April 2005.

Executive Compensation

The following Summary Compensation Table sets forth all compensation awarded to, earned by or paid for services rendered to the Company in all capacities in 2004 by: (i) all individuals serving as the Company’s chief executive officer during 2004, (ii) the Company’s next four most highly compensated employees who were serving as executive officers on December 31, 2004 and (iii) two former executive officers who left the Company before December 31, 2004 but whose salary and bonus exceeded the salary and bonus of certain of the persons set forth below who were serving as executive officers on December 31, 2004 (collectively, the “Named Executive Officers”). The Company’s Chief Operating Officer, Gregory F. Rayburn, is not included in the Summary Compensation Table because the Company neither controls nor participates in decisions regarding his compensation, which is paid to him by FTI Palladium Partners.

Summary Compensation Table

		Annual Compensation						Long-Term Compensation Awards
									Securities
								Restricted	Underlying	All Other
						Other Annual		Stock	Options/SARs(#)	Compensation($)
Name and Principal Position	Year	Salary ($)(1)		Bonus ($)(2)		Compensation		Awards(#)(3)	(4)	(5)
Ludo J. Reynders, Ph.D.(6)	2004	103,846		0			(7)	50,000	782,918	0
Chief Executive Officer

Frederick D. Sancilio, Ph.D.(8)	2004	354,176		500,000	(9)	72,313	(10)	0	0	234,442	(11)
Former	2003	438,193		100,000		73,125	(10)	0	0	0
Chief Executive Officer	2002	407,115		427,000		58,499	(10)	0	82,500	0

Philip S. Tabbiner, D.B.A.(12)	2004	629,993	(13)	0			(7)	0	0	3,000
Former	2003	527,500		26,375			(7)	0	329,500	3,000
Chief Executive Officer	2002	397,942		360,500			(7)	37,500	168,000	0

Timothy R. Wright (14)	2004	315,692		3,808			(7)	0	180,000	0
President, Pharmaceuticals Division and Former Interim Chief Executive Officer

William H. Underwood	2004	227,897		0			(7)	0	100,000	2,279
Executive Vice President	2003	213,953		71,538		38,415	(15)	0	42,500	2,914
	2002	202,800		95,840			(7)	0	37,500	2,438

Gregory S. Bentley	2004	252,686		0			(7)	0	60,000	3,000
Executive Vice President	2003	237,375		11,869			(7)	0	27,500	3,000
& General Counsel	2002	225,000		219,250			(7)	0	75,000	3,000

Michael W. George(16)	2004	100,961		0			(7)	0	145,000	0
Executive Vice President

Vijay Aggarwal, Ph.D.(17)	2004	322,081		0		0		0	0	3,000
Former	2003	356,645		17,832			(7)	0	142,750	2,675
Executive Vice President	2002	232,212		59,875	(18)	0		0	0	0

William L. Ginna	2004	359,114	(19)	0			(7)	0	0	3,000
Former	2003	274,301		13,175			(7)	0	157,750	3,000
Chief Financial Officer	2002	260,000		197,300		30,000	(20)	0	187,500	3,000

(1)	Includes salary amounts deferred pursuant to the Company’s 401(k) plan.

(2)	Includes discretionary bonuses granted in March 2002 that were paid in 2003 and 2004; performance bonuses for 2002 that were paid in 2003; and bonuses paid in 2003 for regulatory approval of Company products. Discretionary bonuses were granted in March 2002 and were payable in April 2002, unless the executive elected to defer receipt of the bonus until the future. If the deferral election was made, the executive received 100% of the bonus in January 2003 and received an additional 100% of the bonus in January 2004, unless the deferring executive voluntarily left our employment prior to the payment date. The following Named Executive Officers elected to defer their bonus payments and received the following amounts in each of 2003 and 2004, and the aggregate of the bonuses received in 2003 and 2004 is reflected in the executive’s 2002 bonus line: Dr. Sancilio, $140,000; Dr. Tabbiner, $99,750; Mr. Bentley, $66,500; and Mr. Ginna, $75,250. In addition, Mr. Bentley received a $30,000 bonus in 2002 and an equal amount that was deferred until 2003. Both bonus payments are reflected in Mr. Bentley’s 2002 bonus. The Named Executive Officers received bonuses for 2002 performance in the following amounts, which are also included in the 2002 bonus line: Dr. Sancilio, $147,000; Dr. Tabbiner, $161,000; Mr. Bentley, $56,250; Dr. Aggarwal, $25,875; and Mr. Ginna, $46,800. The 2003 bonuses were for the commercialization of certain products that received regulatory approval in 2003. No bonuses were paid to executives as a result of their individual or collective performance during 2003 or 2004.

(3)	The market value of the restricted stock granted to Dr. Reynders was $162,500 and the market value of the restricted stock granted to Dr. Tabbiner was $121,875 at December 31, 2004.

(4)	All options vest in one-third increments at each of the first, second, and third anniversaries of the grant date and have 10-year terms. A portion of the options granted on October 29, 2004 will have their vesting accelerated if the employee is terminated for cause.

(5)	For 2004, these amounts represent the Company’s match to the executive’s 401K account and for Dr. Sancilio, severance payments made pursuant to his employment agreement.

(6)	Dr. Reynders joined the Company as Chief Executive Officer on September 27, 2004.

(7)	Amounts received did not exceed the lesser of $50,000 or 10% of salary.

(8)	Dr. Sancilio served as Chief Executive Officer from March 29 through September 27, 2004.

(9)	Under Dr. Sancilio’s employment agreement, he became entitled to this bonus as a result of the regulatory approval and commercialization of certain products in 2004. Dr. Sancilio and the Company are negotiating the form and timing of payment.

(10)	For 2004, this amount includes $27,126 for non-business use of the Company’s aircraft and $14,054 for reimbursement for accounting fees pursuant to Dr. Sancilio’s employment agreement with the Company. In addition, Dr. Sancilio received $12,104 for reimbursement for tuition for his children pursuant to a benefit accorded members of senior management. For 2003, this amount includes $62,230 for non-business use of the Company’s aircraft and $10,895 for reimbursement for accounting fees and club memberships pursuant to Dr. Sancilio’s employment agreement with the Company. For 2002, it includes $24,414 for non-business use of the Company’s aircraft and $20,946 for reimbursement for accounting fees and club memberships pursuant to Dr. Sancilio’s employment agreement.

(11)	This amount represents severance payments to which Dr. Sancilio is entitled under the employment agreement. The amount will be paid in 24 monthly increments of $78,147 each, which began in October 2004.

(12)	Dr. Tabbiner left the Company on March 29, 2004.

(13)	This amount includes $412,422 paid to Dr. Tabbiner in 2004 pursuant to his consulting agreement.

(14)	Mr. Wright joined the Company in April 2004 and served as interim Chief Executive Officer from November 9, 2004 to November 22, 2004 during the temporary incapacity of Dr. Reynders as Chief Executive Officer.

(15)	This amount includes $32,415 for reimbursement for tuition for his children pursuant to a benefit accorded members of senior management.

(16)	Mr. George joined the Company in July 2004.

(17)	Dr. Aggarwal joined the Company in April 2002 and left the Company in September 2004.

(18)	This amount includes a signing bonus of $34,000.

(19)	This amount includes $203,150 paid to Mr. Ginna in 2004 pursuant to his consulting agreement.

(20)	This amount includes $24,000 for a country club membership.

The following table sets forth certain information with respect to options granted during 2004 to the Named Executive Officers.

Stock Option Grants in 2004

						Potential Realizable
	Number of		Percent of Total			Value at Assumed Annual
	Securities		Options/SARs			Rates of Stock Price
	Underlying		Granted to	Exercise		Appreciation for Option
	Options Granted		Employees in	Price	Expiration	Term (1)
Name and Principal Position	(#) (2)		Fiscal Year	($/Sh)	Date	5%($)	10%($)
Ludo J. Reynders, Ph.D.	782,918		23.8%	1.41	27-Sep-14	691,784	1,753,116

Frederick D. Sancilio, Ph.D.	0		—	—	—	—	—

Philip S. Tabbiner, D.B.A.	0		—	—	—	—	—

Timothy R. Wright	120,000		3.6%	7.95	21-Apr-14	599,966	1,520,430
	60,000	(3)	1.8%	2.96	29-Oct-14	111,880	283,527

William H. Underwood	100,000		3.0%	1.61	30-Sep-14	100,938	255,796

Gregory S. Bentley	60,000	(3)	1.8%	3.00	29-Oct-14	111,880	283,527

Michael W. George	85,000		2.6%	1.81	15-Oct-14	96,488	244,520
	60,000	(3)	1.8%	2.97	29-Oct-14	111,880	283,527

Vijay Aggarwal, Ph.D.	0		—	—	—	—	—

William L. Ginna	0		—	—	—	—	—

(1)	Potential realizable value is based on an assumption that the price of the Company’s common stock will appreciate at the annual rate shown (compounded annually) from the date of grant until the end of the ten-year option term. The numbers are calculated based on requirements promulgated by the SEC and do not reflect the Company’s estimate of future stock price growth.

(2)	The options vest in one-third increments at each of the first, second, and third anniversaries of the grant date.

(3)	In the event an optionee is terminated without cause, options granted to that employee will become vested as if the employee was employed with the Company on the next vesting date.

The following table sets forth certain information with respect to the number of shares of common stock underlying unexercised options and the value of unexercised options held at fiscal year-end by the Named Executive Officers:

Aggregated 2004 Year-End Option Values

Number of Securities
	Underlying	Value of Unexercised In-the-
	Unexercised Options at	Money Options At
	Fiscal Year End(#)	Fiscal Year-End($)(1)
Name and Principal Position	Exercisable/Unexercisable	Exercisable/Unexercisable
Ludo J. Reynders, Ph.D.	0/782,918	0/1,050,536
Frederick D. Sancilio, Ph.D.	0/0	0/0
Philip S. Tabbiner, D.B.A.	245,376/0	0/0
Timothy R. Wright	0/180,000	0/17,100
William H. Underwood	178,163/140,859	0/164,500
Gregory S. Bentley	164,112/103,388	0/17,100
Michael W. George	0/145,000	0/139,925
John Harrington	0/190,000	0/99,350
Vijay Aggarwal, Ph.D.	0/0	0/0
William L. Ginna	217,526/0	0/0

(1)	Market value of underlying securities at fiscal year-end minus the exercise price of “in-the-money” options.

No Named Executive Officers exercised options in 2004.

Employment and Compensation Agreements

On November 17, 1995, the Company entered into an employment agreement with Dr. Frederick D. Sancilio. The employment agreement, which was amended in 2003 and in September 2004, renewed automatically for successive two-year periods unless either party notified the other party of an intention not to extend the term. Dr. Sancilio served as aaiPharma’s Executive Chairman of the Board and Chief Scientific Officer from July 2002 until September 2004, as well as Chief Executive Officer from March 2004 until September 2004. Prior to July 2002, he served as Chairman of the Board of Directors and Chief Executive Officer. The Company was required under this agreement to use best efforts to cause Dr. Sancilio to be elected to the Company’s Board of Directors, the Boards of Directors of any affiliated corporations on which Dr. Sancilio served on November 17, 1995, and the Board of Directors of any majority-owned subsidiary of aaiPharma acquired after November 17, 1995.

In July 2002, Dr. Sancilio’s salary was adjusted downward to $400,000 to reflect his new role as Executive Chairman and Chief Scientific Officer. The Board of Directors increased Dr. Sancilio’s annual salary from $400,000 to $422,000 effective January 1, 2003. Dr. Sancilio resumed his previous role as Chief Executive Officer on March 29, 2004. His salary was not adjusted to reflect his increased responsibilities. Pursuant to the employment agreement, Dr. Sancilio was entitled to a bonus when aaiPharma received certain regulatory approvals. This bonus was in the amount of $250,000 for each new drug application and $50,000 for each supplemental new drug application or abbreviated new drug application. Dr. Sancilio was awarded a bonus of $100,000 in May 2003 upon regulatory approval and commercialization of two products. Dr. Sancilio earned a bonus of approximately $500,000 in 2004 in connection with the regulatory approval of certain products that were commercialized in 2004. Dr. Sancilio and the Company are negotiating the form and timing of payment.

The employment agreement permitted the Company to terminate Dr. Sancilio’s employment at any time, with or without cause. The Company terminated Dr. Sancilio’s employment under his employment agreement on September 27, 2004. Under the terms of the employment agreement, Dr. Sancilio will receive payments aggregating three times his then-current annual salary of $422,000 plus a target bonus which equaled $422,000. Pursuant to an amendment to the employment agreement entered into in connection with the termination of Dr. Sancilio’s employment, these payments will be made in monthly installments over two years, during which time Dr. Sancilio will continue to receive his medical and life insurance benefits. The employment agreement requires Dr. Sancilio to refrain from certain activities in competition with aaiPharma for a period of two years after the termination of his employment.

On March 29, 2004, the Company announced that Dr. Philip S. Tabbiner had resigned as Chief Executive Officer to take a consulting position with the Company. Dr. Tabbiner entered into a consulting agreement with aaiPharma for a period of fifteen months. Under this agreement, Dr. Tabbiner agreed to provide such services as may be reasonably requested by the Company. Dr. Tabbiner is receiving $10,615 per week during the term of the agreement. The consulting agreement ends in June 2005, or earlier if it is determined that Dr. Tabbiner committed an act of willful misconduct while serving as an employee of the Company.

On May 11, 2004, the Company’s Chief Financial Officer, William L. Ginna, Jr., left the Company. Mr. Ginna also agreed to enter into a consulting agreement with the Company, for a twelve-month period. Mr. Ginna is receiving $6,173 per week during the term of the agreement. The consulting agreement ends in May 2005, or earlier if it is determined that Mr. Ginna committed an act of willful misconduct or gross negligence in the performance of his duties as an employee of the Company.

On September 27, 2004, the Company entered into an employment agreement with Dr. Ludo Reynders. The employment agreement has an initial two-year term and is renewed automatically for successive one-year periods unless either party notifies the other party of an intention not to extend the term. Dr. Reynders serves as the Company’s President and Chief Executive Officer. Under the employment agreement, Dr. Reynders’ annual base salary is to be no less than $550,000. In addition, Dr. Reynders is eligible to participate in cash and bonus programs that the Board or Compensation Committee may establish, and is entitled to reimbursement of up to $10,000 per calendar year for tax preparation and financial planning services and repayment of certain excise tax payments that may be owed by Dr. Reynders following a change of control.

The employment agreement permits the Company to terminate Dr. Reynders’ employment at any time, with or without cause. However, if the Company terminates Dr. Reynders’ employment without cause or if Dr. Reynders terminates his employment within 12 months following a “Change of Control” which creates “Good Reason,” Dr. Reynders would be entitled to receive payments aggregating one times his then current annual salary. These payments would be made in either bi-weekly installments over a one-year period or in a single payment made within 60 days after the date of termination. Under the employment agreement, a “Good Reason” includes, among other things, a reduction in Dr. Reynders’ responsibilities or the relocation of

Dr. Reynders’ worksite by more than 50 miles from its current location. The definition of “Change of Control” includes, among other things, the acquisition of Company common stock in which a person would thereby own 50% or more of the Company’s outstanding common stock and a change in the membership of the Board of Directors such that the directors at September 27, 2004 (or their elected successors) no longer constitute at least two-thirds of the Board. The employment agreement requires Dr. Reynders to refrain from certain activities in competition with aaiPharma for a period of one year after the termination of his employment for any reason.

The Company has entered into a letter agreement with Timothy R. Wright, President of the Pharmaceuticals Division and a member of the Company’s Board of Directors. Under this letter agreement, which is modeled after agreements executed in the fourth quarter of 2004 with employees who are not executive officers, the Company agreed to provide Mr. Wright with bonus and severance benefits in the event the Company sold some or all of the assets of its Pharmaceuticals Division. Specifically, if the Company sold some or all of such assets (excluding the sale of products to customers in the ordinary course of business) by March 31, 2005, the letter agreement provided that Mr. Wright would have been entitled to receive a bonus amount based on the cash proceeds from the sale. Such a sale did not occur.

The letter agreement also provides that Mr. Wright will be eligible to receive a standard severance benefit from the Company if the Company terminates his employment as a result of the sale of the assets and he is not hired by, nor his employment transferred to, the purchaser of the assets.

The Company entered into an offer letter agreement, effective as of November 30, 2004, with Matthew E. Czajkowski. Under the offer letter agreement, Mr. Czajkowski serves as Executive Vice President and Chief Financial Officer of the Company, and is employed at a base salary of not less than $255,000 and received a grant of options to purchase 145,000 shares of the registrant’s common stock and a grant of 50,000 restricted shares of the registrant’s common stock as of the date of hire. Of the 50,000 shares of restricted stock, 25,000 vest six months after the date of hire and the other 25,000 vest on the first anniversary of the date of hire. The parties intend to enter into an employment contract that will set out additional terms of Mr. Czajkowski’s employment. Mr. Czajkowski’s base salary was increased to $325,000 in March 2005 in connection with his appointment as Chief Administrative Officer.

On June 19, 2004, the Company entered into an employment agreement with John Harrington. The employment agreement has an initial one-year term and is renewed automatically for successive one-year periods unless either party notifies the other party of an intention not to extend the term. Mr. Harrington serves as the Company’s Executive Vice President of Human Resources. Under the employment agreement, Mr. Harrington’s annual base salary is to be no less than $225,000. In addition, Mr. Harrington is eligible to participate in cash and bonus programs that the Board or Compensation Committee may establish.

The employment agreement permits the Company to terminate Mr. Harrington’s employment at any time, with or without cause. However, if the Company were to terminate Mr. Harrington’s employment without cause or if Mr. Harrington terminates his employment within 12 months following a “Change of Control” which creates “Good Reason,” Mr. Harrington would be entitled to receive payments aggregating his base salary, less applicable withholding for taxes, until the end of the then applicable one-year term of the agreement. These payments would be made in either bi-weekly installments over the remainder of the one-year period or in a single payment made within 60 days after the date of termination. Under the employment agreement, a “Good Reason” includes, among other things, a reduction in Mr. Harrington’s responsibilities or the relocation of Mr. Harrington’s worksite by more than 50 miles from its current location. The definition of “Change of Control” includes, among other things, the acquisition of Company common stock after which a person would thereby own 50% or more of the Company’s outstanding common stock or a change in the membership of the Board of Directors such that the directors at June 19, 2004 (or their elected successors) no longer constitute at least two-thirds of the Board. The employment agreement requires Mr. Harrington to refrain from certain activities in competition with aaiPharma for a period of one year after the termination of his employment for any reason.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Security Ownership

The following table sets forth certain information known to aaiPharma with respect to beneficial ownership of aaiPharma’s common stock as of March 1, 2005 by (i) each stockholder known by aaiPharma to be the beneficial owner of more than 5% of aaiPharma’s common stock, (ii) each director, (iii) each Named Executive Officer and (iv) all current executive officers and directors as a group.

	Number of Shares	Percent of
Name of Beneficial Owner	Beneficially Owned (1)	Shares (2)
Frederick D. Sancilio, Ph.D. (3)(4)	6,123,167	21.4%
Brown Capital Management, Inc. (5)	4,495,150	15.7%
The Goldman Sachs Group, Inc. (6)	3,415,249	11.9%
James Waters (7)	3,341,244	11.7%
Royce Associates, LLC (8)	1,440,600	5.0%
William H. Underwood (9)	315,273	1.1%
Phillip S. Tabbiner, D.B.A.	286,629	1.0%
Gregory S. Bentley	201,141	*
John E. Avery	169,985	*
Kurt M. Landgraf	161,985	*
James G. Martin, Ph.D.	130,734	*
Richard Morrison, Ph.D.	122,484	*
Ludo Reynders, Ph.D.	50,000	*
Timothy Wright	39,960	*
Joseph H. Gleberman (10)	19,985	*
Robert J. Brown	0	—
Michael George	0	—
Vijay Aggarwal	0	—
William L. Ginna	217,526	*
All executive officers and directors as a group (16 persons)	7,893,683	25.8%

*	Less than 1%

(1)	Unless otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Information in the table reflects options granted under aaiPharma’s 1995 Stock Option Plan, 1996 Stock Option Plan, 1997 Stock Option Plan and the 2000 Non-Employee Director Stock Option Plan to the extent such options are exercisable or will become exercisable within 60 days after March 1, 2005. Accordingly, the totals for the following executive officers and directors and all executive officers and directors as a group includes the following shares represented by options: Dr. Sancilio, 0 shares; Mr. Underwood, 188,177 shares; Dr. Tabbiner, 245,376 shares; Mr. Bentley, 181,641 shares; Mr. Avery, 139,985 shares; Mr. Landgraf, 159,985 shares; Dr. Martin, 128,484 shares; Dr. Morrison, 122,484 shares; Dr. Reynders, 0 shares; Mr. Wright, 39,960 shares; Mr. Gleberman, 19,985 shares; Mr. Brown, 0 shares; Mr. George, 0 shares; Mr. Ginna, 217,526 shares and all executive officers and directors as a group, 1,760,673 shares.

(2)	These calculations are based on an aggregate of 28,585,582 shares issued and outstanding as of March 1, 2005. Options to purchase shares held by a person that are exercisable or become exercisable within the 60-day period after March 1, 2005 are deemed to be outstanding for the purpose of calculating the percentage of outstanding shares owned by that person but are not deemed to be outstanding for the purpose of calculating the percentage owned by any other person.

(3)	Dr. Sancilio’s address is 5395 Pennock Point Road, Jupiter, Florida 33458.

(4)	Includes 2,325 shares owned by Dr. Sancilio’s children.

(5)	Based on the Schedule 13G/A filed by Brown Capital Management, Inc. with the SEC on February 11, 2004. The address of Brown Capital Management, Inc. is 1201 N. Calvert Street, Baltimore, Maryland 21202. This Schedule 13G/A indicates that Brown Capital Management, Inc. has sole dispositive power for 4,495,150 shares and sole voting power for 2,516,145 shares.

(6)	Goldman, Sachs & Co. is a wholly owned, direct and indirect, subsidiary of The Goldman Sachs Group, Inc. Goldman, Sachs, an NASD member, is an investment banking firm that regularly performs services such as acting as a financial advisor and serving as principal or agent in the purchase and sale of securities. The Goldman Sachs Group and Goldman, Sachs may be deemed to own beneficially and indirectly in the aggregate 3,415,249 shares of aaiPharma’s common stock through certain investment partnerships of which affiliates of Goldman, Sachs and The Goldman Sachs Group are the general partner, managing general partner or managing partner. Each investment partnership shares voting and dispositive power with respect to its shares with The Goldman Sachs Group, Goldman, Sachs and certain of their affiliates. Goldman, Sachs is the investment manager of one or more of the investment partnerships. The address of Goldman, Sachs is 85 Broad Street, New York, New York 10004.

(7)	Includes 659,207 shares of common stock beneficially owned by Mr. Waters’ spouse, 46,275 shares owned by the Waters Foundation and 19,985 shares issuable upon exercise of options that are exercisable or will become exercisable within 60 days after March 1, 2005. Mr. Waters’ address is 260 Cedar Hill Street, Marlborough, MA 01752-3017

(8)	Based on the Schedule 13G filed by Royce & Associates, LLC with the Securities and Exchange Commission dated January 31, 2003. The address of Royce & Associates, LLC is 1414 Avenue of Americas, New York, NY 10019. This Schedule 13G indicates that Royce & Associates, LLC has sole dispositive power for 1,440,600 shares and sole voting power for 1,440,600 shares.

(9)	Includes 1,387 shares owned by Mr. Underwood’s children.

(10)	Mr. Gleberman, a managing director of Goldman, Sachs, disclaims beneficial ownership of the 3,415,249 shares that may be deemed beneficially owned by The Goldman Sachs Group as described in note (6) above. Mr. Gleberman, a managing director of Goldman, Sachs, disclaims beneficial ownership of the securities reported herein except to the extent of his pecuniary interest therein, if any.

Equity Compensation Plan Information

     The following table sets forth the aggregate number of shares of common stock to be issued and available for issuance as of December 31, 2004 and the weighted average exercise price of the outstanding options under our equity compensation plans.

		Weighted
	Number of Securities	average exercise	Number of
	to be issued upon	price of	securities
	exercise of	outstanding	remaining
	outstanding options,	options, warrants	available for
Plan Category	warrants and rights	and rights	future issuance
Equity compensation plans approved by security holders	6,794,242	$7.80	1,775,470

Equity compensation plans not approved by security holders	0	0	0

TOTAL	6,794,242	$7.80	1,775,470

Item 13. Certain Relationships and Related Transactions

We have certain relationships, and have engaged in transactions, with related parties. These transactions may raise conflicts of interest. Our Audit Committee evaluates relationships and transactions involving conflicts of interest on a case by case basis.

Two brothers of Dr. Sancilio, who is currently a director and served as Chief Executive Officer and Chief Scientific Officer during part of 2004, were employed by us until September 16, 2004. Their compensation, including severance, paid between January 1, 2004 and March 31, 2005 was $316,915 and $141,985.

In November 1995, GS Capital Partners II, L.P., G.S. Capital Partners II Offshore, L.P., Bridge Street Fund 1995, L.P., Stone Street Fund, L.P., and Goldman Sachs & Co. Verwaltungs GmbH, each an investment partnership managed by an affiliate of The Goldman Sachs Group Ltd., purchased shares of preferred stock of aaiPharma. All outstanding shares of preferred stock were converted into aaiPharma common stock in conjunction with our public offering of common stock in September 1996. These Goldman Sachs investment partnerships own 3,415,249 shares of our common stock. Pursuant to a stockholder agreement entered into in connection with their 1995 investment, the Goldman Sachs investment partnerships have the right to designate one member of our Board of Directors for so long as they and their affiliates (which include Goldman, Sachs & Co.) beneficially own 10% or more of the outstanding shares of our common stock. Pursuant to the stockholders agreement, Joseph Gleberman, a managing director of Goldman, Sachs & Co., serves as one of our directors.

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

In addition, in that 1995 investment transaction, we granted to the Goldman Sachs investment partnerships, and other stockholders including Frederick Sancilio, James Waters and William Underwood, rights to cause us to register for sale the shares of common stock they beneficially owned at that time. Dr. Sancilio and Mr. Underwood are directors of aaiPharma.

We organized Aesgen, Inc. with an affiliate of the Mayo Clinic in 1994 and funded it in 1995 with an affiliate of the Mayo Clinic, MOVA Pharmaceutical Corporation and certain other investors. Our initial common stock investment in Aesgen was distributed to our shareholders prior to our initial public offering in 1996. As a result, some of our directors and executive officers received common equity of Aesgen. In January 2001, the terms of the nonconvertible, redeemable preferred stock we received in connection with our 1995 investment in Aesgen were amended to make that class of stock convertible into Aesgen common stock. In October 2001, we agreed to provide development services to Aesgen, through AAI Development Services, in exchange for up to $1.1 million of Aesgen convertible preferred stock. Through December 31, 2004, the Company had performed $580,000 of services under the agreement. As of December 31, 2003, we owned 10.0% of the common equity of Aesgen on a fully diluted basis. Aesgen merged into a subsidiary of MGI Pharma, Inc. in October 2004. The Company’s investment was converted into common stock immediately prior to the merger and the common stock was converted into a right to receive approximately 10% of the cash paid as merger consideration. The Company received $2.7 million in October 2004 on the effective date of the merger. The Company is entitled to 10% of the residual portion of the $3.2 million of merger consideration that is held in a one-year escrow. In addition, the Company will receive 10% of any future contingent payments that may be payable under the merger agreement.

At the time of our 1995 investment in Aesgen, we entered into a development agreement with Aesgen. Under this agreement, we had the right to provide product development and support services to Aesgen with respect to the generic drugs being developed by Aesgen, provided that our fees for such services were comparable to those of a competitor. In addition, we were obligated not to develop for our own account or for any other person, any formulation of the generic products then under development by Aesgen. In 1996, we sold to Aesgen marketing rights to a pharmaceutical product that we were developing. Under the agreement, Aesgen paid a license fee and agreed to pay additional royalties upon marketing the product. In December 2001, we agreed to purchase from Aesgen a number of generic product development projects including the rights to associated abbreviated new drug applications that have been filed with or approved by the FDA. In exchange for the rights to these products, we agreed to terminate the 1995 development agreement and the 1996 license agreement with Aesgen described above, and to release Aesgen from any and all liabilities owed to us under these contracts, including approximately $0.7 million of work in progress and accounts receivable. Furthermore, as a result of this transaction, we have the right to receive royalties that were formerly payable to Aesgen by MOVA Pharmaceutical Corporation with respect to the abbreviated new drug applications we acquired from Aesgen. The terms of this transaction resulted from negotiations between Aesgen and us. We believe this transaction was fair to us.

In February 2002, we purchased a calcitriol product from Aesgen for payments of $1.0 million in cash and additional contingent milestone payments of up to $1.5 million. Calcitriol is a drug used primarily to treat chronic kidney dialysis patients with abnormally low levels of calcium in their blood. In 2003, the prerequisite for payment of $500,000 of such contingent milestones occurred and such payment was made to Aesgen. The prerequisites for payment of the remaining $1.0 million of such contingent milestones were not met and we do not owe any further contingent milestone payments to Aesgen. The purchase agreement with Aesgen obligated us to pay royalty payments for the eight-year period following the first commercial sale of this product. We expensed royalties related to this agreement of $0.4 million in 2004 and $0.6 million in 2003. Of this amount, none was payable at December 31, 2004.

We also sold calcitriol under an exclusive manufacturing and co-promotion agreement with Sicor Pharmaceuticals, Inc. pursuant to which we acquired U.S. marketing rights to, and sold, Sicor Pharmaceuticals’ calcitriol product under their regulatory approval. We amended the 2002 calcitriol injection acquisition agreement with Aesgen in 2003 to provide for royalty payments to Aesgen on the gross margin we realized from our sales of the calcitriol product marketed under Sicor’s regulatory approval and to provide for potential payments to Aesgen in connection with Sicor’s reacquisition of the U.S. marketing rights to calcitriol injection. On December 23, 2004, Sicor Pharmaceuticals reacquired its U.S. marketing rights to calcitriol injection, pursuant to the termination of the manufacturing and co-promotion agreement. In connection with such termination, Sicor paid us $3.5 million. We no longer commercialize calcitriol.

We recognized net revenues of $494,000 from Aesgen in 2002. We recognized no net revenues from Aesgen in 2003 or 2004 and had no accounts receivable or work in progress at December 31, 2004 and 2003.

Mr. Waters and Dr. Sancilio have agreed to sell us up to a total of 363,807 shares of our common stock to provide the shares for issuance pursuant to our 1995 Stock Option Plan. Upon the exercise of a stock option awarded under the 1995 plan, we are entitled to purchase from them the same number of shares at the exercise price of the option, $5.57 per share. As of December 31, 2004, no options were outstanding to acquire shares of our common stock under our 1995 Stock Option Plan. We acquired 4,202 shares in 2003 for $23,388 from Mr. Waters, no shares in 2004 or 2002, and we acquired 5,715 shares in 2003 for $28,590 from Dr. Sancilio, no shares in 2004 or 2002.

By, and subject to, the terms of our bylaws, we have certain obligations to indemnify the current and former officers, directors and employees of the Company in connection with the governmental investigations and lawsuits described in Part I, Item 3, “Legal Proceedings.” As of March 22, 2005, we had advanced a total of approximately $180,000 to current executive officers and directors in connection with these matters.

Item 14. Principal Accountant Fees and Services

Fees Paid to Independent Auditors

Audit Fees

     The Company has been billed fees of $1,905,870 and $2,096,758 for 2003 and 2004, respectively, for services rendered for the audits of the Company’s consolidated financial statements and management’s assessment of internal control over financial reporting for 2004, including restatement of previously issued financial statements, the audit of the Company’s internal control over financial reporting, the audit of management’s assessment of the effectiveness of internal control over financial reporting, timely reviews of Forms 10Q, consents, assistance with review of documents filed with the SEC and statutory audits of various international subsidiaries. The increase in the amount of audit fees from 2003 to 2004 primarily relates to fees for testing of the Company’s internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002.

Audit-Related Fees

     The Company has been billed $451,873 and $306,870 for audit-related services rendered for 2003 and 2004, respectively, for accounting consultations and due diligence related to acquisitions, consulting services relating to Section 404 of the Sarbanes-Oxley Act of 2002, audit services concerning the Company’s 401(k) plan, and various audit related consultations concerning financial accounting and reporting standards.

Tax Fees

     Aggregate fees billed for all tax compliance, tax advice and tax planning services rendered for 2003 and 2004, respectively, are $722,795 and $377,989. These fees are primarily for services rendered in the areas of international tax planning, transfer pricing consultation, research and development tax credits, state and local tax preparation assistance, tax compliance and general tax consulting.

All Other Fees

No other fees were paid to our independent auditors for 2003 and 2004.

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

Item 15. Exhibits and Financial Statement Schedules

(a)(1) and (2)—The response to this portion of Item 15 is submitted as a separate section of this Report on Form 10-K and reference is hereby made to Item 8.

(a) (3) The response to this portion of Item 15 is incorporated by reference to the Exhibit Index of this Report on Form 10-K.

(b) Exhibits—A list of the exhibits required to be filed as part of this Report on Form 10-K is set forth in the “Exhibit Index”, which immediately precedes such exhibits, and is incorporated herein by reference.

(c) FINANCIAL STATEMENT SCHEDULE

Schedules not included herein have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

SCHEDULE II

aaiPharma Inc.

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

	Balance at	Charged to	Charged to			Balance at
	Beginning	Costs and	Other			End of
Description	of Period	Expenses	Accounts	Deductions		Period
Allowances for doubtful accounts

2002	$1,044	$1,294	$—	$(670	)(1)	$1,668
2003	1,668	1,181	—	(1,871	)(1)	978
2004	978	1,792	—	(206	)(1)	2,564

Product inventory obsolescence reserves
2002	200	526	—	(5	)(2)	721
2003	721	11,687	—	(1,650	)(2)	10,758
2004	10,758	3,402	—	(6,723	)(2)	7,437

Tax asset valuation allowances
2002	2,649	362	—	—		3,011
2003	3,011	11,185	—	—		14,196
2004	14,196	98,518	—	—		112,714

(1)	Represents amounts written off as uncollectible accounts receivable

(2)	Represents amounts disposed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Ludo J. Reynders, Ph.D.	Chief Executive Officer	April 27, 2005

Ludo J. Reynders, Ph.D.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, or in their behalf by their duly appointed attorney in fact, on behalf of the Registrant in the capacities and on the date indicated.

Signatures	Title	Date

/s/ Ludo J. Reynders , Ph.D.	Chief Executive Officer and Director	April 27, 2005
Ludo J. Reynders, Ph.D.

/s/ Matthew E. Czajkowski	Chief Financial Officer	April 27, 2005
Matthew E. Czajkowski

/s/ John D. Hogan	Vice President and Controller	April 27, 2005
(Principal Accounting Officer)
John D. Hogan

/s/ William H. Underwood	Executive Vice President and Director	April 27, 2005
William H. Underwood

/s/ Timothy R. Wright	Executive Vice President and Director	April 27, 2005
Timothy R. Wright

/s/ John E. Avery	Director	April 27, 2005
John E. Avery

/s/ Robert J. Brown	Director	April 27, 2005
Robert J. Brown

/s/ Joseph H. Gleberman	Director	April 27, 2005
Joseph H. Gleberman

/s/ Kurt M. Landgraf	Director	April 27, 2005
Kurt M. Landgraf

/s/ James G. Martin	Director	April 27, 2005
James G. Martin, Ph.D.

Signatures	Title	Date

/s/ Richard G. Morrison	Director	April 27, 2005
Richard G. Morrison, Ph.D.

/s/ Frederick D. Sancilio, Ph.D.	Director	April 27, 2005
Frederick D. Sancilio, Ph.D.

aaiPharma Inc.
Exhibit Index

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company, and amendments thereto (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)

3.2	Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 10, 2004)

4.1	Articles Fourth, Seventh, Eleventh and Twelfth of the Amended and Restated Certificate of Incorporation of the Company (included in Exhibit 3.1)

4.2	Articles II and IX and Section 7.1 of the Amended and Restated By-laws of the Company (included in Exhibit 3.2)

4.3	Specimen Certificate for shares of Common Stock, $.001 par value, of the Company (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))

4.4	Indenture (which includes the form of 11% Senior Subordinated Note due 2010) dated as of March 28, 2002 between the Company, certain of its subsidiaries as guarantors and Wachovia Bank, National Association (formerly, First Union National Bank), as Trustee (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))

4.5	First Supplemental Indenture, dated as of April 20, 2004, among the Company, certain of its subsidiaries as guarantor parties thereto and Wachovia Bank, National Association (formerly, First Union National Bank), as Trustee (incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

4.6	Security Agreement, dated as of April 23, 2004, made by the Company and certain subsidiaries of the Company as grantors in favor of Wachovia Bank, National Association, in its capacity as collateral agent for the holders of the Company’s 11% Senior Subordinated Notes due 2010 (incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

4.7	Pledge and Security Agreement, dated as of April 23, 2004, made by the Company and certain subsidiaries of the Company as pledgors in favor of Wachovia Bank, National Association, in its capacity as collateral agent for the holders of the Company’s 11% Senior Subordinated Notes due 2010 (incorporated

Exhibit
Number	Description
by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

4.8	Second Supplemental Indenture, dated as of October 29, 2004, among the Company, certain of its subsidiaries as guarantor parties thereto and Wachovia Bank, National Association (formerly, First Union National Bank), as Trustee (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2004)

10.1	Amended and Restated Employment Agreement dated January 1, 2003 between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2003)*

10.2	Amendment to Employment Agreement, dated as of September 27, 2004, between the Company and Frederick D. Sancilio (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2004)*

10.3	Employment Agreement, dated as of September 27, 2004, between the Company and Ludo J. Reynders (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on September 29, 2004)*

10.4	Consulting Agreement dated March 27, 2004 between the Company and Philip S. Tabbiner*, **

10.5	Consulting Agreement dated May 10, 2004 between the Company and William L. Ginna, Jr.*, **

10.6	Director and Named Executive Officer Compensation Arrangements*, **

10.7	Offer letter agreement, effective as of November 30, 2004, between the Company and Matthew E. Czajkowski*, **

10.8	Applied Analytical Industries, Inc. 1995 Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))*

10.9	Applied Analytical Industries, Inc. 1996 Stock Option Plan, as amended on March 27, 2000 (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999)*

10.10	Applied Analytical Industries, Inc. 1997 Stock Option Plan, as amended, including the form of award agreement thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003)*

Exhibit
Number	Description
10.11	aaiPharma Inc. 2000 Stock Option Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-85602))*

10.12	Stockholder Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))

10.13	Registration Rights Agreement dated as of November 17, 1995 among the Company, GS Capital Partners II, L.P., GS Capital Partners II Offshore, L.P., Goldman, Sachs & Co. Verwaltungs GmbH, Stone Street Fund 1995, L.P., Bridge Street Fund 1995, L.P., Noro-Moseley Partners III, L.P., Wakefield Group Limited Partnership, James L. Waters, Frederick D. Sancilio and the parties listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (Registration No. 333-5535))

10.14	Underwriting Agreement dated September 19, 1996 between the Company and Goldman Sachs & Co., Cowen & Company and Lehman Brothers, Inc., as representatives of the underwriters listed on Schedule 1 thereto (incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996)

10.15	Asset Purchase Agreement dated as of December 13, 2001 between NeoSan Pharmaceuticals Inc., Novartis Pharmaceuticals Corporation and Novartis Corporation (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on January 24, 2002)

10.16	Assignment, Transfer and Assumption Agreement dated as of February 18, 2002 between NeoSan Pharmaceuticals, Inc. and Eli Lilly and Company (incorporated by reference to Exhibit 2.1 to the Company’s Amendment No. 1 to Current Report on Form 8-K/A filed with the SEC on April 12, 2002)

10.17	Asset Purchase Agreement dated as of October 22, 2003 by and among aaiPharma Inc., Elan Pharma International Limited and Elan Pharmaceuticals, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2003)

10.18	Roxanne Assignment and Assumption Agreement dated as of October 22, 2003 by and among aaiPharma Inc., Elan Pharma International Limited, Elan Pharmaceuticals, Inc., Elan Corporation, plc, Roxane Laboratories, Inc. and Boehringer Ingelheim Corporation (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2003)

Exhibit
Number	Description
10.19	First Amendment to Manufacturing Agreement dated as of December 2, 2003 by and between Elan Pharma International Limited and Roxane Laboratories, Inc. (incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K filed with the SEC on December 15, 2003)

10.20	Asset Purchase Agreement dated as of July 16, 2003 by and among aaiPharma Inc. and Athlon Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.21	Service Agreement dated as of July 16, 2003 by and among aaiPharma Inc. and Athlon Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.22	Manufacturing and Supply Agreement dated as of July 16, 2003 by and between aaiPharma Inc. and Mikart, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.23	First Amendment to Manufacturing and Supply Agreement dated as of May 13, 2004 between aaiPharma Inc. and Mikart, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003)

10.24	Product Sales Agreement dated as of December 21, 2001 between the Company and Aesgen, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001)

10.25	Asset Purchase Agreement dated as of February 27, 2004, among the Company, aaiPharma LLC, AAI Properties, Inc. and Mayne Pharma (USA) Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2004)

10.26	Amendment No. 1 to Asset Purchase Agreement dated as of April 22, 2004, among the Company, aaiPharma LLC, AAI Properties, Inc. and Mayne Pharma (USA) Inc. (incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 7, 2004)

10.27	Financing Agreement, dated as of April 23, 2004, by and among the Company and certain subsidiaries of the Company as borrowers, the financial institutions from time to time party thereto as lenders, Silver Point Finance, LLC, as collateral agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

10.28	Security Agreement, dated April 23, 2004, made by the Company and certain subsidiaries of the Company as grantors in favor of Silver Point Finance, LLC, as collateral agent (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

Exhibit
Number	Description
10.29	Pledge and Security Agreement, dated April 23, 2004, made by the Company and certain subsidiaries of the Company as pledgors in favor of Silver Point Finance, LLC, as collateral agent (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

10.30	Intercreditor Agreement, dated as of April 23, 2004, among Silver Point Finance, LLC, as senior collateral agent, Wachovia Bank, National Association, as noteholder collateral agent, and the Company (incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2004)

10.31	First Amendment to Financing Agreement and to Security Agreement, dated as of August 9, 2004, by and among the Company and certain subsidiaries of the Company as borrowers, the financial institutions from time to time party thereto as lenders, Silver Point Finance, LLC, as collateral agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2004)

10.32	Second Amendment to Financing Agreement, dated as of August 13, 2004, by and among the Company and certain subsidiaries of the Company as borrowers, the financial institutions from time to time party thereto as lenders, Silver Point Finance, LLC, as collateral agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004)

10.33	Third Amendment to Financing Agreement, dated as of October 8, 2004, by and among the Company and certain subsidiaries of the Company as borrowers, the financial institutions from time to time party thereto as lenders, Silver Point Finance, LLC, as collateral agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 13, 2004)

10.34	Fourth Amendment to Financing Agreement, dated as of October 22, 2004, by and among the Company and certain subsidiaries of the Company as borrowers, the financial institutions from time to time party thereto as lenders, Silver Point Finance, LLC, as collateral agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 22, 2004)

21	Subsidiaries of aaiPharma Inc. (incorporated by reference to Exhibit 21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

23	Consent of Ernst & Young LLP**

31.1	Certification pursuant to Exchange Act Rule 13a – 14(a) of Ludo J. Reynders, Ph.D.**

Exhibit
Number	Description
31.2	Certification pursuant to Exchange Act Rule 13a – 14(a) of Matthew E. Czajkowski**

32	Certification Pursuant to 18 U.S.C. Section 1350**

*	Management contract or compensatory plan required to be filed under Item 15(c) of this report and Item 601 of Regulation S-K of the SEC.

**	Filed herewith.