Form 10-Q
period 2005-03-31
AAIPHARMA INC
filed 2005-05-05
CIK 1013243

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

The number of shares of the registrant’s common stock outstanding as of April 1, 2005 was 28,585,582 shares.

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

At March 31, 2005, we owned the following registered and unregistered trademarks referenced herein: Darvocet®, Darvon®, Darvon-N®, Darvocet-N®, Darvocet A500™, Brethine®, ProSorb-D™, Lynxorb™, Oramorph® SR, Roxicodone®, AzaSan®, aaiPharma® and AAI®. AzaSan® is a registered trademark owned by us and licensed to Salix Pharmaceuticals. Unless the context otherwise requires, references in this document to Darvon are to Darvon® and Darvon-N®, collectively, and references to Darvocet are to Darvocet-N® and Darvocet A500™, collectively. We also reference trademarks owned by other companies. M.V.I.®, M.V.I.-12®, M.V.I. Pediatric®, M.V.I. Adult™, Aquasol®, Aquasol A® and Aquasol E® are registered and unregistered trademarks owned by Mayne Pharma (USA) Inc. Prilosec® is a registered trademark owned by AstraZeneca. Unless the context otherwise requires, references to M.V.I. are to M.V.I.-12®, M.V.I. Pediatric® and M.V.I. Adult™, collectively, and references to Aquasol are to Aquasol A® and Aquasol E®, collectively. Duraclon® is a registered trademark owned by Fujisawa Healthcare, Inc. and licensed to us. All references in this document to any of these terms lacking the “®” or “TM” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols.

aaiPharma Inc.
Table of Contents

		Page No.
PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Statements of Operations	3
	Consolidated Balance Sheets	5
	Consolidated Statements of Cash Flows	6
	Consolidated Statements of Comprehensive Loss	8
	Notes to Consolidated Financial Statements	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	51
Item 4.	Controls and Procedures	51

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	54
Item 6.	Exhibits	55
SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net revenues:
Product sales	$16,166	$24,433
Product development (milestones and royalties)	4,005	4,915
Development services	20,068	24,894
Reimbursed out-of-pocket	3,226	4,245

	43,465	58,487

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense):
Product sales (includes product rights amortization of $2,619 and $3,972)	8,039	14,147
Development services	13,030	14,748
Reimbursable out-of-pocket	3,226	4,245

Total direct costs	24,295	33,140

Selling expenses	1,804	13,027
General and administrative expenses	10,285	13,140
Research and development	1,687	6,407
Depreciation	2,207	2,012
Professional fees – internal and government investigations	299	3,200
Professional fees – debt restructuring	1,553	—
M.V.I. contingent payment	—	31,001
Royalty expenses	101	500

Total operating costs and expenses	42,231	102,427

Income (loss) from operations	1,234	(43,940)

Other income (expense):
Interest expense, net	(11,379)	(5,645)
Other	(398)	19

	(11,777)	(5,626)

Loss before income taxes	(10,543)	(49,566)
Provision for income taxes	46	6

Net loss	$(10,589)	$(49,572)

Basic and diluted loss per share	$(0.37)	$(1.74)

Weighted average shares outstanding	28,586	28,502

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,367	$7,130
Accounts receivable, net	13,954	12,756
Work-in-progress	9,334	10,172
Inventories, net	8,173	10,722
Income taxes recoverable	—	11,110
Prepaid and other current assets	12,323	13,810

Total current assets	56,151	65,700
Property and equipment, net	50,741	52,942
Goodwill, net	13,689	14,350
Intangible assets, net	187,509	190,099
Other assets	15,233	15,979

Total assets	$323,323	$339,070

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$351,591	$351,645
Accounts payable	17,244	22,031
Customer advances	12,758	11,043
Accrued wages and benefits	5,422	4,881
Interest payable	12,244	5,738
Deferred product revenue	2,341	4,127
Other accrued liabilities	45,093	51,481

Total current liabilities	446,693	450,946
Other liabilities	9	14
Stockholders’ equity (deficit):
Common stock	29	29
Paid-in capital	91,425	91,425
Accumulated deficit	(218,067)	(207,478)
Accumulated other comprehensive income	3,372	4,398
Deferred compensation	(138)	(264)

Total stockholders’ equity (deficit)	(123,379)	(111,890)

Total liabilities and stockholders’ equity (deficit)	$323,323	$339,070

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities:
Net loss	$(10,589)	$(49,572)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,826	5,984
Noncash stock based compensation	126	23
Loss on disposal of assets and other	926	78
Changes in operating assets and liabilities:
Accounts receivable, net	(1,340)	32,475
Work-in-progress	317	(841)
Inventories	2,474	(3,452)
Income taxes recoverable	11,110	—
Prepaid and other assets	2,215	2,172
Accounts payable	(4,686)	1,772
Customer advances	2,043	(1,892)
Accrued wages and benefits	613	2,051
Interest payable	6,506	4,700
Deferred product revenue	(1,786)	(7,803)
Other accrued liabilities	(6,231)	26,083

Net cash provided by operating activities	6,524	11,778

Cash flows from investing activities:
Purchases of property and equipment	(1,109)	(2,572)
Other	(75)	(60)

Net cash used in investing activities	(1,184)	(2,632)

Cash flows from financing activities:
Payments on long-term borrowings	—	(10,170)
Payments on interest rate swaps, net	(90)	(488)
Proceeds from stock option exercises	—	3,573
Other	(4)	(308)

Net cash used in financing activities	(94)	(7,393)

Net increase in cash and cash equivalents	5,246	1,753
Effect of exchange rate changes on cash	(9)	(12)
Cash and cash equivalents, beginning of period	7,130	8,785

Cash and cash equivalents, end of period	$12,367	$10,526

Supplemental information, cash paid for:
Interest	$3,449	$1,687

Income taxes (refunds)	$(11,220)	$10,145

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2004
Net loss	$(10,589)	$(49,572)
Currency translation adjustments, net of tax	(1,026)	(820)

Comprehensive loss	$(11,615)	$(50,392)

The accompanying notes are an integral part of these financial statements.

aaiPharma Inc.
Notes to Consolidated Financial Statements
(Unaudited)

1. Basis of presentation and other matters

aaiPharma Inc. (“aaiPharma” or the “Company”) is a science-based company with corporate headquarters in Wilmington, North Carolina with over 25 years experience in drug development. The Company sells branded pharmaceutical products, including the Darvon and Darvocet product lines, primarily in the area of pain management. The Company also offers comprehensive drug development services to the pharmaceutical, biotechnology, generic and device industries through its development services division. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated financial information as of December 31, 2004 has been derived from audited financial statements; certain amounts from the three months ended March 31, 2004 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004
Form 10-K”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.

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

The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. Under APB 25, if the exercise price of the Company’s stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation cost for the Company’s plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123"), the Company’s net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)

Net loss, as reported	$(10,589)	$(49,572)
Add back deferred compensation expense, net of tax	76	14
Less pro forma stock-based compensation cost, net of tax	(1,081)	(3,081)

Pro forma net loss	$(11,594)	$(52,639)

Loss per share:
As reported -
Basic and diluted	($0.37)	($1.74)
Pro forma -
Basic and diluted	($0.41)	($1.85)

Going Concern

The Company incurred a substantial net loss and loss from operations for 2004 and a substantial net loss for the quarter ended March 31, 2005. The Company’s results of operations have continued to deteriorate as customer concerns regarding its financial condition have affected sales of the Company’s pharmaceutical products as well as the Company’s ability to obtain and maintain development services engagements.

As a result of the Company’s substantial and recurring net losses, the Company believes that it does not have adequate sources of liquidity to fund operations in the near term unless the Company obtains additional sources of liquidity. Because the Company did not make the $10.5 million scheduled interest payment due on April 1, 2005 on its senior subordinated notes within 30 days after April 1, holders of 25% of the notes or the trustee under the indenture governing the notes may accelerate the notes. The ability of the holders of the notes or the trustee to accelerate the notes is an event of default under the Company’s senior credit facilities, entitling the lenders to accelerate the debt thereunder. In addition, the Company was in default of certain covenants under the senior credit facilities on March 31, 2005.

In light of its current financial condition, the Company believes that its operations can no longer support its existing debt and that the Company must restructure its debt to levels that are more in line with its operations. Thus, it is highly likely that the Company and its U.S. subsidiaries will seek relief under chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) which would substantially dilute and may eliminate the interests of the holders of the Company’s common stock. On April 29, 2005, the Company accepted a commitment letter from Silver Point Finance, LLC to provide debtor-in-possession financing if the Company and its U.S. subsidiaries commence bankruptcy proceedings under the Bankruptcy Code. This debtor-in-possession financing would be subject to a number of conditions, including approval by the bankruptcy court. See Note 10 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Because of the defaults under the Company’s senior credit facilities and the senior subordinated notes at March 31, 2005, all $350.5 million of debt under the Company’s senior credit facilities and the notes was classified as current liabilities on the Company’s consolidated balance sheet at March 31, 2005.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends SFAS 123, and supersedes APB 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123(R) must be adopted in the first annual period beginning after June 15, 2005.

The Company currently plans to adopt SFAS 123(R) on January 1, 2006. This change in accounting is not expected to materially impact the Company’s financial position. However, because the Company currently accounts for share-based payments to its employees under APB No. 25, the results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had the Company applied the fair-value criteria established by SFAS 123(R) to previous stock option grants, the impact to its results of operations would have approximated the impact of applying SFAS 123, which was a reduction to net income of approximately $1.1 million and $3.1 million in the three months ended March 31, 2005 and 2004, respectively.

No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.

2. M.V.I. and Aquasol Product Line Sale and Contingent Payment

On April 26, 2004, the Company sold its M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to certain adjustments based on inventory levels at closing and other post-closing obligations (the “M.V.I. and Aquasol Sale”). A portion of the closing payment was held in escrow to satisfy post-closing obligations under the agreement. The Company received approximately $1.6 million from this escrow in September 2004 and does not anticipate receiving any additional payments out of this escrow. The M.V.I. and Aquasol Sale resulted in a preliminary gain of $37.5 million that the Company recorded in the second quarter of 2004. The gain on the sale was based on the net cash received from the sale less the book value of the intangible assets, inventories and other items related to the product lines sold.

The Company’s M.V.I. and Aquasol product line acquisition agreement with AstraZeneca AB, as amended, provided for a future contingent payment of $43.5 million potentially due in August 2004, depending on the status of certain reformulation activities being carried out by the seller and regulatory approval of the reformulations by the U.S. Food and Drug Administration. The amount of the $43.5 million contingent payment was to be reduced by $1 million per month if the conditions for the contingent payment had not occurred by December 31, 2002. The amount of the contingent payment had decreased by $12.0 million by December 31, 2003. Such conditions were satisfied in January and February 2004, fixing the previously contingent liability under the amendment at $31.5 million. The Company recorded this expense in the first quarter of 2004. As a result of an amendment to the original acquisition agreement, the Company was precluded from recognizing this obligation (the “M.V.I. Contingent Payment”) as additional purchase price for the M.V.I. and Aquasol product lines; therefore, this adjustment was expensed in the first quarter of 2004. As discussed above, the Company sold its M.V.I. and Aquasol product lines on April 26, 2004. Concurrently with the closing of the M.V.I. and Aquasol Sale on April 26, 2004, the Company paid to AstraZeneca AB the M.V.I. Contingent Payment, which was discounted to approximately $31.0 million as a result of the early payment.

3. Income taxes

The Company recorded no net federal income tax benefit or expense in the first quarter of 2005, primarily as a result of current period net loss before taxes. Any tax benefit would be offset by a valuation allowance for the entire amount because it is more likely than not that the deferred tax asset resulting from this benefit will not be realized.

4. Loss per share

Basic loss per share is based on the weighted average number of common shares outstanding during the year. Diluted loss per share is computed assuming that the actual weighted average number of common shares outstanding was increased by the exercise of stock options issued to employees and members of the Company’s Board of Directors under the treasury stock method. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were exercised and converted to shares and issued, unless their inclusion would be anti-dilutive. During the three months ended March 31, 2004, approximately 360,000 options were exercised for aggregate proceeds to the Company of $3.6 million. No options were exercised in the three months ended March 31, 2005. In the three months ended March 31, 2005 and 2004, 5.9 million and 2.0 million options, respectively, which were all of the outstanding options, were excluded as they were anti-dilutive. In each period presented, each of the net loss (the “numerator”) and the weighted average number of common shares (the denominator) is the same for both basic and diluted per share computations.

5. Financial information by business segment and geographic area

In 2004 and the first quarter of 2005, the Company operated in three business segments consisting of a product sales business, primarily comprised of the pharmaceuticals division, a product development business, primarily the research and development business unit, and a development services business, primarily the AAI Development Services business unit. The product sales business provides for the sales of the Company’s pharmaceutical product lines. In the product development segment, the Company internally develops drugs and technologies for future sales by the product sales business or with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The core services provided by the development services business on a fee-for-service basis to pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials.

In late March 2005, the Company reorganized its operating structure to reflect the Company’s decision to curtail its research and development activities in light of its financial condition. At that time, the Company’s Research and Development Division was no longer actively engaged in any shared-risk development projects. Personnel involved in the development of proprietary products were assigned to the Company’s Pharmaceuticals Division, while personnel who had focused on independent research or shared-risk development projects were assigned to fee-for-service development projects in the Company’s AAI Development Services Division. As a result of this reorganization of the operating structure, the Company began operating in only two business segments in April 2005 – proprietary pharmaceutical product development and sales through the Pharmaceuticals Division and development services offered to third parties through the AAI Development Services Division. The majority of the Company’s non-U.S. operations are located in Germany.

Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net revenues:
Product sales	$16,166	$24,433
Product development (milestones and royalties)	4,005	4,915
Development services	20,068	24,894
Reimbursed out-of-pocket	3,226	4,245

	$43,465	$58,487

United States	$38,495	$52,552
Germany	4,867	6,118
Other	350	554
Less intercompany	(247)	(737)

	$43,465	$58,487

Income (loss) from operations:
Product sales	$5,329	$(33,925)
Product development (milestones and royalties)	4,005	4,915
Development services	563	101

	9,897	(28,909)

Research and development expense	(1,779)	(6,509)
Corporate	(6,884)	(8,522)

	$1,234	$(43,940)

United States	$1,515	$(44,578)
Germany	(225)	552
Other	(56)	86

	$1,234	$(43,940)

Depreciation and amortization:
Product sales	$3,076	$4,191
Development services	1,196	1,183
Research and development expense	93	102
Corporate	461	508

	$4,826	$5,984

	March 31, 2005	December 31, 2004
Total assets:
Product sales	$230,371	$233,682
Product development (milestones and royalties)	4,838	14,777
Development services	45,431	51,939
Corporate	42,683	38,672

	$323,323	$339,070

United States	$294,197	$308,018
Germany	28,286	29,943
Other	840	1,109

	$323,323	$339,070

Goodwill, net:
Development services	$13,689	$14,350

6. Accounts receivable, net

The following table presents the components of accounts receivable (in thousands):

	March 31,	December 31,
	2005	2004
Gross accounts receivable	$34,609	$39,885
Allowance for uncollectible accounts	(2,431)	(2,564)
Allowance for customer credits	(18,224)	(24,565)

Total accounts receivable, net	$13,954	$12,756

Accounts receivable are presented net of an allowance for uncollectible accounts and net of an allowance for customer credits, including discounts, rebates, chargebacks, product returns and other allowances. The decrease in the allowance for customer credits is due to decreases in product returns reserves primarily related to decreases in wholesaler inventory levels due to wholesaler shipments, product returns and related decreases in chargeback reserves.

7. Inventories, net

The following table presents the components of inventories (in thousands):

	March 31,	December 31,
	2005	2004
Finished goods	$7,363	$11,492
Work-in-process	908	920

Raw materials and supplies	4,473	5,747
Inventory reserves	(4,571)	(7,437)

Total inventories, net	$8,173	$10,722

8. Debt

	March 31,	December 31,
	2005	2004
	(In thousands)

Current maturities of long-term debt	$351,591	$351,645

The following table presents the components of long-term debt:

	March 31,	December 31,
	2005	2004
	(In thousands)

Term loan	$165,000	$165,000
Revolving credit facility	10,500	10,500
11.5% senior subordinated notes due 2010, net of original issue discount	174,285	174,249
Interest rate swap monetization deferred income, net	1,806	1,896
Less current maturities of long-term debt	(351,591)	(351,645)

Total long-term debt due after one year	$—	$—

In March 2002, the Company issued $175 million of senior subordinated notes due April 1, 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount is being charged to interest expense over the term of the notes. These notes initially had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all existing domestic subsidiaries and all future domestic subsidiaries that are owned 80% or more by the Company. When issued, the notes were not secured. Prior to the third anniversary of the date of issuance of the notes, up to 35% of the notes were redeemable with the proceeds of qualified sales of equity at 111% of par value. On or after the fourth anniversary of the date of issuance of the notes, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%.

Concurrently with the issuance of the senior subordinated notes, the Company entered into an interest rate hedging agreement to effectively convert interest expense on a portion of the senior subordinated notes for the term of the notes from an 11% fixed annual rate to a floating annual rate equal to 6-month LIBOR plus a base rate. In 2003, the Company sold the then outstanding interest rate hedging agreement and replaced it with a similar interest rate hedging agreement. In April 2004, the Company paid $9.4 million to terminate this second interest rate hedging agreement. The amounts received, less the termination payment and the interest benefits earned through the dates of sale, have been recorded as premiums to the carrying amount of the notes and are being amortized into interest income over their remaining life.

In April 2004, the Company, following the completion of a solicitation seeking the consent of holders of its senior subordinated notes, entered into a supplemental indenture to, among other things, grant a lien to secure the Company’s obligations under the senior subordinated notes, which lien is junior to the liens securing the Company’s current senior credit facilities but covers the same collateral, and to increase the interest rate of the senior subordinated notes from 11% per annum to 11.5% per annum effective April 1, 2004.

On October 29, 2004, the Company, following the completion of a solicitation seeking the consent of holders of its senior subordinated notes, entered into an additional supplemental indenture to, among other things:

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

In connection with the October 2004 consent solicitation, the Company paid a consent fee to the holders of senior subordinated notes who had submitted valid and unrevoked consents by the expiration date of the consent solicitation of $20 for each $1,000 in principal amount of senior subordinated notes for which a consent was submitted. Following discussions with representatives of an ad hoc committee of holders of the senior subordinated notes, the Company offered to pay the same consent fee with respect to senior subordinated notes for which a valid and unrevoked consent had not been properly submitted by the expiration of the consent solicitation, if the holder of such senior subordinated notes completed a consent and release for payment by February 7, 2005 that consented to the proposed amendments and waivers described above and waived all claims the holder may have against the Company, the trustee under the indenture governing the senior subordinated notes, Global Bondholder Services Corporation, and their respective directors, officers, employees, agents, attorneys, affiliates and advisors with respect to matters related to the consent solicitation.

In 2004, the Company paid approximately $4.2 million in consent fees in connection with the consent solicitations discussed above. On February 9, 2005, the Company paid approximately $1.0 million in additional consent fees.

At March 31, 2005, the Company was in default under the covenants under the senior subordinated notes as a result of its failure to timely file its 2004 Form 10-K and to deliver to the trustee of the indenture governing the senior subordinated notes certain certificates of its officers and its registered independent public accountants. These events of default would entitle the trustee under the indenture for the notes or the holders of 25% of the principal amount of the notes to accelerate the notes if such events of default were not cured within 60 days of notice provided by such person. The Company has since filed its 2004 Form 10-K. In addition, the Company failed to pay the $10.5 million of scheduled interest due on April 1, 2005 within 30 days after April 1. This event of default entitles the trustee under the indenture for the notes or the holders of 25% of the principal amount of the notes to accelerate the notes immediately. Any event of default entitling the trustee or the holders of the notes to accelerate the notes also constitutes an event of default under our senior credit facilities entitling the Company’s senior lenders to accelerate the debt thereunder.

On April 23, 2004, aaiPharma entered into $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC (“Silver Point”) as collateral agent, and Bank of America, N.A., as administrative agent. These senior credit facilities consisted of a two-year, $125 million senior secured term loan facility, which was fully drawn at closing, and a two-year, $15 million senior secured revolving credit facility, of which the entire amount was available for borrowing at closing. The Company’s senior credit facilities are secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries.

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

Effective as of October 8, 2004, the Company amended its senior secured credit facilities to, among other things, adjust financial covenants. On October 22, 2004, the Company entered into another amendment to its senior secured credit facilities that increased the existing term loan facility under the senior secured credit facilities by $30 million (the “Supplemental Term Loan”), subject to certain specified conditions which were satisfied on October 29, 2004. The Supplemental Term Loan was made available in up to three draws to be made on or prior to January 15, 2005, and the Company borrowed $20 million of such term loans on October 29, 2004. The remaining $10 million of such term loans was borrowed in increments by the Company on November 5, 2004, November 12, 2004, November 24, 2004 and December 9, 2004. Following effectiveness of the amendment and these borrowings, the senior secured credit facilities consisted of a term loan of $165 million and a revolving credit facility of up to $15 million.

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

In addition, the amendment retained a covenant requiring certain levels of cash or revolver availability and increased the level of cash or revolver availability required for the period from March 31, 2005 through May 15, 2005 to $15.0 million. The amendment added a covenant requiring the Company to retain Rothschild Inc. or another financial advisor to assist with its exploration of the potential sale of some or all of the assets of the Company’s Pharmaceuticals Division. The amendment also added an event of default if the Company fails to pursue in good faith the exploration of the potential sale of some or all of the assets comprising its Pharmaceuticals Division or other non-core assets.

As of March 31, 2005, events of default existed under the Company’s senior credit facilities that prohibited borrowings thereunder absent a waiver from its senior lenders. These events of default included the violation of the cash/revolver availability covenant described above and the failure to timely file the Company’s 2004 Form 10-K, which was subsequently filed on April 27, 2005. On March 31, 2005, the Company entered into a waiver agreement pursuant to which its senior lenders agreed to forbear in exercising remedies with respect to the defaults and events of default existing on that date until the earlier of April 30, 2005 or the occurrence of another default under the waiver agreement or the Company’s senior credit facilities. The forbearance period under the waiver agreement terminated on April 30, 2005, and the Company’s senior lenders accordingly have the right to accelerate the debt outstanding under the Company’s senior credit facilities.

The waiver agreement also permitted the Company to immediately use approximately $5.7 million of its $11.3 million tax refund received in March 2005 to meet budgeted liquidity needs and required the Company to temporarily pay down revolving loans under the senior credit facilities with the remaining $5.6 million of the tax refund. Despite the existing events of default, the waiver permitted the Company to reborrow this $5.6 million, in weekly draws, to meet budgeted liquidity needs, and the Company has fully borrowed this amount. Pursuant to an additional waiver agreement entered into by the Company and the lenders on April 29, 2005, the senior lenders permitted the Company to borrow approximately $1.0 million, provided that $750,000 of the borrowing was applied to pay commitment fees and expense deposits in connection with a specified debtor-in-possession financing facility for which the Company accepted a commitment letter on April 29, 2005. The Company has borrowed this additional amount and applied $750,000 of the proceeds of this borrowing as required under the waiver. On May 3 and May 4, 2005, as permitted by the terms of the senior credit facilities and as authorized by the Company, the lenders advanced approximately $1.8 million in aggregate revolving loans under the senior credit facilities to pay interest then due under the senior credit facilities. No other borrowings are permitted under the Company’s senior credit facilities absent a consent of the Company’s senior lenders.

Because of the defaults under the Company’s senior credit facilities and the notes at March 31, 2005, all $350.5 million of debt under the Company’s senior credit facilities and the senior subordinated notes was classified as a current liability on the Company’s consolidated balance sheet at March 31, 2005.

9. Other Accrued Liabilities and Restructuring Charges

The following table represents the components of other accrued liabilities:

	March 31,	December 31,
	2005	2004
	(In thousands)

Reserve for restructuring	$12,822	$14,953
Consignment inventory returns reserve	12,422	12,412
Guaranteed purchase commitments	11,695	11,695
Advance royalty payments	3,538	7,209
Other	4,616	5,212

Total other accrued liabilities, net	$45,093	$51,481

The following table represents the components of the restructuring reserve (in thousands):

	December 31,		Less	March 31,
	2004		Payments/	2005
	Balance	Charges	Write-downs	Balance

Lease costs, net of estimated sub-lease income	$10,277	$—	$(863)	$9,414
Severance costs	4,082	—	(1,268)	2,814
Other costs	594	—	—	594

Total	$14,953	$—	$(2,131)	$12,822

10. Commitments and Contingencies

The Company may have to make contingent payments of $4.7 million over three years in connection with the purchase of its Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At March 31, 2005, these contingent payment obligations are not liabilities and have not been recorded on the Company’s consolidated balance sheet.

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

These lawsuits are at an early stage. The Company’s response to the amended securities complaint is not due until May 26, 2005, and its response to the amended ERISA complaint is not due until June 30, 2005 at the earliest. By agreement, no response to the derivative suit is due until 60 days after the court's decision on the Company's motion to dismiss the amended complaint, and no discovery has yet occurred in either the securities or derivative litigation. Only limited discovery has occurred in the ERISA litigation.

By, and subject to, the terms of the Company’s bylaws, the Company has certain obligations to indemnify its current and former officers, directors and employees who have been named as defendants in these lawsuits. The Company has purchased directors and officers liability insurance (“D&O insurance”) that may provide coverage for some or all of these lawsuits and governmental investigations. The Company has given notice to its D&O insurance carriers of the securities and derivative suits described above, and the insurers have responded by requesting additional information and by reserving their rights under the policies, including the rights to deny coverage under various policy exclusions or to rescind the policies. There is a risk, however, that the D&O insurance carriers will rescind the policies or that some or all of the claims or expenses will not be covered by such policies; or that, even if covered, the Company’s ultimate liability will exceed the available insurance. The Company’s fiduciary liability insurance carrier has denied coverage of claims made in connection with the ERISA litigation complaint. Although the Company intends to vigorously pursue all defenses available in these lawsuits, an adverse determination in these lawsuits or an inability to obtain payment under the Company’s insurance policies for litigation and indemnification costs and any damages ultimately borne by us as a result of these lawsuits and investigations could have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

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

The case is in the early stages of litigation. However, while these plaintiffs have sought approval from the FDA to market a generic form of Prilosec, to the best of the Company’s knowledge as of May 5, 2005, no such FDA approval has been granted to them. In addition, these plaintiffs’ omeprazole product has been found in separate litigation to infringe certain patents of AstraZeneca and the infringement findings have been upheld on appeal. The lawsuit is essentially inactive at this time. Only limited discovery has occurred in this lawsuit and no additional discovery is currently being sought. No date has been set for the trial. In the event that the lawsuit again becomes active, the Company intends to vigorously defend the patents’ validity and to determine whether or not the plaintiffs’ product infringes any of its relevant patents.

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

On April 29, 2005, the Company accepted a commitment letter from Silver Point Finance, LLC to provide debtor-in-possession financing in the event the Company and its U.S. subsidiaries commence bankruptcy proceedings under chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”). The debtor-in-possession financing, which would be available only if the Company commenced bankruptcy proceedings under chapter 11 of the Bankruptcy Code and the financing was approved by the bankruptcy court, would consist of a revolving credit facility in aggregate principal amount not to exceed $30 million and a term loan facility in the aggregate principal amount of $180 million. The proceeds of the debtor-in-possession financing would be used to refinance the Company’s obligations under its existing senior credit facilities, pay fees and expenses in connection with the financing and to fund working capital and general corporate requirements while the bankruptcy proceedings were pending.

11. Financial information for subsidiary guarantors and non-guarantors

The Company’s senior subordinated notes, due April 1, 2010, are guaranteed by certain of the Company’s subsidiaries.

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

The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

aaiPharma Inc.
Consolidating Statement of Operations
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2005
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$11,033	$27,462	$5,217	$(247)	$43,465
Equity earnings from subsidiaries	(1,854)	—	—	1,854	—

Total revenues	9,179	27,462	5,217	1,607	43,465

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	7,724	12,878	3,858	(165)	24,295
Selling expenses	555	766	483	—	1,804
General and administrative expenses	9,276	118	891	—	10,285
Research and development	—	1,687	—	—	1,687
Depreciation	1,270	671	266	—	2,207
Professional fees – internal and government investigations	—	299	—	—	299
Professional fees – debt restructuring	—	1,553	—	—	1,553
Royalty expenses	—	101	—	—	101

	18,825	18,073	5,498	(165)	42,231

(Loss) income from operations	(9,646)	9,389	(281)	1,772	1,234

Other income (expense):
Interest, net	(267)	(11,192)	80	—	(11,379)
Net intercompany interest	(633)	716	(83)	—	—
Other expense, net	(43)	(98)	(257)	—	(398)

	(943)	(10,574)	(260)	—	(11,777)

(Loss) income before income taxes	(10,589)	(1,185)	(541)	1,772	(10,543)
Provision for (benefit from) income taxes	—	82	(36)	—	46

Net (loss) income	$10,589)	$(1,267)	$(505)	$1,772	$(10,589)

aaiPharma Inc.
Consolidating Statement of Operations
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net revenues	$14,457	$38,095	$6,672	$(737)	$58,487
Equity earnings from subsidiaries	(38,582)	—	—	38,582	—

Total revenues	(24,125)	38,095	6,672	37,845	58,487

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	9,883	19,722	4,068	(533)	33,140
Selling expenses	1,728	10,676	623	—	13,027
General and administrative expenses	12,111	(42)	1,071	—	13,140
Research and development	8	6,399	—	—	6,407
Depreciation	1,323	417	272	—	2,012
Professional fees – internal inquiry	—	3,200	—	—	3,200
M.V.I. Contingent payment	—	31,001	—	—	31,001
Royalty expenses	—	500	—	—	500

	25,053	71,873	6,034	(533)	102,427

(Loss) income from operations	(49,178)	(33,778)	638	38,378	(43,940)

Other expense:
Interest, net	(17)	(5,666)	38	—	(5,645)
Net intercompany interest	(493)	532	(39)	—	—
Other (expense) income, net	122	7	(110)	—	19

	(388)	(5,127)	(111)	—	(5,626)

(Loss) income before income taxes	(49,566)	(38,905)	527	38,378	(49,566)
Provision for income taxes	6	—	—	—	6

Net (loss) income	$(49,572)	$(38,905)	$527	$38,378	$(49,572)

aaiPharma Inc.
Consolidating Balance Sheet
(In thousands)
(Unaudited)

	March 31, 2005
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$11,822	$264	$281	$—	$12,367
Accounts receivable, net	10,289	364	3,301	—	13,954
Work-in-progress	2,360	4,317	8,154	(5,497)	9,334
Inventories, net	1,965	4,875	1,333	—	8,173
Prepaid and other current assets	3,691	8,268	364	—	12,323

Total current assets	30,127	18,088	13,433	(5,497)	56,151
Investments in and advances to subsidiaries	66,099	(46,240)	—	(19,859)	—
Property and equipment, net	35,081	11,820	3,840	—	50,741
Goodwill, net	726	1,229	11,734	—	13,689
Intangible assets, net	1,193	186,316	—	—	187,509
Other assets	152	14,962	119	—	15,233

Total assets	$133,378	$186,175	$29,126	$(25,356)	$323,323

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$10,500	$341,091	$—	$—	$351,591
Accounts payable	6,362	10,187	695	—	17,244
Customer advances	5,923	4,307	6,563	(4,035)	12,758
Accrued wages and benefits	2,602	803	2,017	—	5,422
Interest payable	232	12,012	—	—	12,244
Deferred product revenue	—	2,341	—	—	2,341
Other accrued liabilities	17,773	28,466	(445)	(701)	45,093

Total current liabilities	43,392	399,207	8,830	(4,736)	446,693
Other liabilities	9	—	—	—	9
Investments in and advances to subsidiaries	164,407	(168,333)	3,155	771	—
Total stockholders’ equity (deficit)	(74,430)	(44,699)	17,141	(21,391)	(123,379)

Total liabilities and stockholders’ equity (deficit)	$133,378	$186,175	$29,126	$(25,356)	$323,323

aaiPharma Inc.
Consolidating Balance Sheet
(In thousands)

	December 31, 2004
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,696	$276	$158	$—	$7,130
Accounts receivable, net	10,831	(756)	2,681	—	12,756
Work-in-progress	2,079	4,830	9,745	(6,482)	10,172
Inventories, net	1,871	7,449	1,402	—	10,722
Income taxes recoverable	11,110	—	—	—	11,110
Prepaid and other current assets	4,600	8,999	211	—	13,810

Total current assets	37,187	20,798	14,197	(6,482)	65,700
Investments in and advances to subsidiaries	66,099	(46,240)	—	(19,859)	—
Property and equipment, net	36,108	12,501	4,333	—	52,942
Goodwill, net	725	1,229	12,396	—	14,350
Intangible assets, net	1,159	188,940	—	—	190,099
Other assets	155	15,698	126	—	15,979

Total assets	$141,433	$192,926	$31,052	$(26,341)	$339,070

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$10,500	$341,145	$—	$—	$351,645
Accounts payable	7,057	13,093	1,881	—	22,031
Customer advances	5,208	4,327	6,154	(4,646)	11,043
Accrued wages and benefits	2,553	993	1,335	—	4,881
Interest payable	160	5,578	—	—	5,738
Deferred product revenue	—	4,127	—	—	4,127
Other accrued liabilities	18,939	33,699	(408)	(749)	51,481

Total current liabilities	44,417	402,962	8,962	(5,395)	450,946
Other liabilities	14	—	—	—	14
Investments in and advances to subsidiaries	162,822	(166,642)	3,457	363	—
Total stockholders’ equity (deficit)	(65,820)	(43,394)	18,633	(21,309)	(111,890)

Total liabilities and stockholders’ equity (deficit)	$141,433	$192,926	$31,052	$(26,341)	$339,070

aaiPharma Inc.
Consolidating Statement of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2005
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net loss	$(10,589)	$(1,267)	$(505)	$1,772	$(10,589)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,178	3,382	266	—	4,826
Noncash stock based compensation	126	—	—	—	126
Loss on disposal of assets and other	2	875	49	—	926
Changes in operating assets and liabilities:
Accounts receivable, net	542	(1,119)	(763)	—	(1,340)
Work-in-progress	(281)	512	1,072	(986)	317
Inventories	(95)	2,575	(6)	—	2,474
Income taxes recoverable	11,110	—	—	—	11,110
Prepaid and other assets	913	1,466	(164)	—	2,215
Accounts payable	(695)	(2,905)	(1,086)	—	(4,686)
Customer advances	714	(20)	738	611	2,043
Accrued wages and benefits	49	(189)	753	—	613
Interest payable	71	6,435	—	—	6,506
Deferred product revenue	—	(1,786)	—	—	(1,786)
Other accrued liabilities	(1,173)	(5,232)	126	48	(6,231)
Intercompany receivables and payables	3,439	(1,691)	(303)	(1,445)	—

Net cash provided by operating activities	5,311	1,036	177	—	6,524

Cash flows from investing activities:
Purchases of property and equipment	(110)	(954)	(45)	—	(1,109)
Other	(75)	—	—	—	(75)

Net cash used in investing activities	(185)	(954)	(45)	—	(1,184)

Cash flows from financing activities:
Payments on interest rate swaps, net	—	(90)	—	—	(90)
Other	—	(4)	—	—	(4)

Net cash used in financing activities	—	(94)	—	—	(94)

Net increase (decrease) in cash and cash equivalents	5,126	(12)	132	—	5,246
Effect of exchange rate changes on cash	—	—	(9)	—	(9)
Cash and cash equivalents, beginning of period	6,696	276	158	—	7,130

Cash and cash equivalents, end of period	$11,822	$264	$281	$—	$12,367

aaiPharma Inc.
Consolidated Statement of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2004
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(49,572)	$(38,905)	$527	$38,378	$(49,572)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,247	4,465	272	—	5,984
Noncash stock based compensation	23	—	—	—	23
Other	1	—	77	—	78
Changes in operating assets and liabilities:
Accounts receivable, net	2,783	34,327	167	(4,802)	32,475
Work-in-progress	(72)	(868)	(379)	478	(841)
Inventories	(280)	(3,162)	(10)	—	(3,452)
Prepaid and other assets	(1,294)	3,539	(73)	—	2,172
Accounts payable	3,322	(802)	(748)	—	1,772
Customer advances	(810)	(949)	304	(437)	(1,892)
Accrued wages and benefits	1,289	443	319	—	2,051
Interest payable	(8)	4,708	—	—	4,700
Deferred product revenue	—	(7,803)	—	—	(7,803)
Other accrued liabilities	(9,282)	30,823	289	4,253	26,083
Intercompany receivables and payables	60,319	(21,842)	(607)	(37,870)	—

Net cash provided by operating activities	7,666	3,974	138	—	11,778

Cash flows from investing activities:
Purchases of property and equipment	(1,260)	(950)	(362)	—	(2,572)
Other	(60)	—	—	—	(60)

Net cash used in investing activities	(1,320)	(950)	(362)	—	(2,632)

Cash flows from financing activities:
Payments on long-term borrowings	(8,000)	(2,170)	—	—	(10,170)

Payments on interest rate swaps, net	—	(488)	—	—	(488)
Proceeds from stock option exercises	3,573	—	—	—	3,573
Other	—	(308)	—	—	(308)

Net cash used in financing activities	(4,427)	(2,966)	—	—	(7,393)

Net increase (decrease) in cash and cash equivalents	1,919	58	(224)	—	1,753
Effect of exchange rate changes on cash	—	1	(13)	—	(12)
Cash and cash equivalents, beginning of period	8,161	192	432	—	8,785

Cash and cash equivalents, end of period	$10,080	$251	$195	$—	$10,526

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our quarterly results have been, and we expect them to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, demand for our pharmaceutical product lines and product development services, the amount and timing of product returns, ability of contract manufacturers to supply conforming products on a timely basis, costs and results of ongoing and future litigation by and against us, contractual disputes with customers, progress of ongoing contracts, amounts recognized for licensing and royalty revenues, the commencement, completion or cancellation of large contracts, timing and amounts of start-up expenses for new facilities, timing and level of research and development expenditures, changes in the mix of products and services, restructuring charges, intangible asset impairments and debt refinancing costs. Because a large percentage of our development services operating costs are relatively fixed, variations in the timing and progress of large contracts, changes in the demand for our services and products, or the recognition of licensing and royalty revenues (on projects for which associated expenses may have been recognized in prior periods) can materially affect our quarterly results. Accordingly, we believe that comparisons of our quarterly financial results may not be meaningful. There have been no significant changes in our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).

Summary

Liquidity continued to be a significant focus of management attention during the first quarter of 2005. Our results of operations deteriorated as customer concerns regarding our financial condition have affected sales of our pharmaceutical products and our ability to obtain development services engagements. As a result of our substantial and recurring net losses, we believe that we do not have adequate sources of liquidity to fund our operations in the near term unless we obtain additional sources of liquidity. Because we did not make the $10.5 million scheduled interest payment due April 1, 2005 on our senior subordinated notes within 30 days after April 1, holders of 25% of the notes and the trustee under the indenture governing the notes are each entitled to accelerate the notes. Our senior lenders are also entitled to accelerate the obligations outstanding under our senior credit facilities. We have also discontinued payments under leases for assets not used in operations.

In light of our current financial condition, we believe that our operations can no longer support our existing debt and that we must restructure our debt to levels that are more in line with our operations. Thus, it is highly likely that we and our U.S. subsidiaries will seek relief under chapter 11 of Title 11 of the U.S. Code (the “Bankruptcy Code”) which would substantially dilute and may eliminate the interests of the holders of our common stock. We have accepted a commitment letter from Silver Point Finance, LLC to provide us debtor-in-possession financing should we and our U.S. subsidiaries commence bankruptcy proceedings under chapter 11 of the Bankruptcy Code. This financing would be available only if we and our U.S. subsidiaries commence bankruptcy proceedings under chapter 11 of the Bankruptcy Code and is subject to the satisfaction of a number of conditions, including approval by the bankruptcy court. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

The wholesalers that we deal with have recently limited, and may continue to limit, their purchases of pharmaceutical products from us. We believe these wholesalers have reduced their purchases in order to minimize any exposure that could result from our liquidity position. In addition, there has been a trend of weakness in our development services business that we believe is a result of customers being less willing to engage us for long-term development services projects due to our liquidity issues. This weakness in our long-term development services business has been partially offset by continued strength in some of our short-term analytical development services. In addition, the manufacturing capacity for our Charleston facility was planned to cover the manufacturing needs of our Brethine injectable product. The introduction of a generic competitor in the second quarter of 2004 eliminated the near-term need for manufacturing additional Brethine injectable products and created for us an excess in sterile manufacturing capacity which we were not able to fully sell to third parties.

We have been exploring a potential sale of some or all of the assets of our Pharmaceuticals Division, as well as other operating assets. On March 31, 2005, we entered into a limited exclusivity agreement with a potential purchaser of certain of the assets of our Pharmaceuticals Division to facilitate continued due diligence and negotiation over a potential sale. Although this written exclusivity agreement expired by its terms on April 22, 2005, we are continuing to negotiate with this potential purchaser on an exclusive basis.

In 2004 and the first quarter of 2005, we operated three business units – a pharmaceutical product sales business operated through our Pharmaceuticals Division, a development services business operated through our AAI Development Services Division and a product development business operated through our Research and Development Division. In late March 2005, we reorganized our operating structure to reflect our decision to curtail our research and development activities in light of our financial condition. At that time, our Research and Development Division was no longer actively engaged in any shared-risk development projects. Personnel involved in the development of proprietary products were assigned to our Pharmaceuticals Division, while personnel who had focused on independent research or shared-risk development projects were assigned to fee-for-service development projects in our AAI Development Services Division. As a result of this reorganization of our operating structure, we began operating in only two business segments in April 2005 – proprietary pharmaceutical product development and sales through our Pharmaceuticals Division and development services offered to third parties through our AAI Development Services Division.

Results of Operations

The following table presents the net revenues for each of our business units and our consolidated expenses and net loss income for the three months ended March 31, 2005 and 2004, with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended March 31,
	2005		2004
	(dollars in thousands)
Net revenues:
Product sales	$16,166	37%	$24,433	42%
Product development (milestones and royalties)	4,005	9	4,915	8
Development services	20,068	47	24,894	43
Reimbursed out-of-pocket	3,226	7	4,245	7

	$43,465	100%	$58,487	100%

Direct costs (excluding depreciation and royalty expense)	$24,295	56%	$33,140	57%
Selling expenses	1,804	4	13,027	22
General and administrative expenses	10,285	24	13,140	22
Research and development	1,687	4	6,407	11
Depreciation	2,207	5	2,012	3
Professional fees – internal and government investigations	299	1	3,200	5
Professional fees – debt restructuring	1,553	4	—	—
M.V.I. contingent payment	—	—	31,001	53
Royalty expenses	101	—	500	1
Income (loss) from operations	1,234	4	(43,940)	(75)
Interest expense, net	11,379	26	5,645	10
Other (expense) income, net	(398)	(1)	19	—
Provision for income taxes	46	—	6	—
Net loss	(10,589)	(24)	(49,572)	(85)

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

	Three Months Ended
	March 31,
	2005	2004
	(dollars in thousands)

Gross revenues	$53,919	$76,233
Less allowances for customer credits	10,454	17,746

Net revenues	$43,465	$58,487

Allowances for customer credits as a percentage of consolidated gross revenues were 19.4% for the first quarter of 2005 as compared to 23.3% for the first quarter of 2004. This change is primarily related to lower pharmaceutical returns and chargeback reserve needs based on changes in sales mix, primarily due to lower Brethine sales and the sale of our M.V.I. and Aquasol product lines.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Our consolidated net revenues for the three months ended March 31, 2005 decreased 26% to $43.5 million, from $58.5 million in the same period in 2004. Net revenues from product sales decreased 34% in 2005 to $16.2 million, from $24.4 million in 2004. The decrease resulted from decreased sales volumes in our Roxicodone, Oramorph and Brethine product lines, as well as the divestiture of our

M.V.I. and Aquasol product lines in the second quarter of 2004 and calcitriol product line in December 2004, which was partially offset by increases in sales volumes of our Darvon/Darvocet product lines. Sales volumes of Roxicodone and Brethine decreased in part due to the introduction of generic versions of these products in the first and second quarters of 2004, respectively. In addition, we decreased the price of our Brethine product significantly in the second half of 2004 due to the introduction of generic competition. Our net revenues for the three months ended March 31, 2005 and 2004 included $0.6 million and $4.3 million, respectively, recognized under the consignment sales method.

The following table presents the net revenues for each of our major pharmaceutical product lines:

	Three Months Ended March 31,
	2005	2004
Darvon/Darvocet	$7,816	$3,157
Brethine	(576)	2,077
MVI/Aquasol	—	5,487
Roxicodone, Oramorph SR, Roxanol and Duraclon	7,353	10,667
All Other	1,573	3,045

Total net revenues	$16,166	$24,433

Brethine net revenues were negative due to higher than anticipated actual returns received in the first quarter of 2005 and additional returns reserves recorded based on the level of Brethine ampoule product reported in wholesaler inventories at March 31, 2005.

Net revenues from product development decreased 19% in the three months ended March 31, 2005 to $4.0 million, or 9% of net revenues, from $4.9 million, or 8% of net revenues, in the 2004 period, primarily due to lower product development revenues under our significant development agreement. We expect to record net revenues of $7.2 million under our significant development agreement in the first half of 2005, of which $3.7 million was recorded in the three months ended March 31, 2005, although we received the cash associated with this revenue in April 2004. We do not expect any further cash receipts or revenues under this agreement.

Net revenues from our development services business decreased 19% in the three months ended March 31, 2005 to $20.1 million, from $24.9 million in the 2004 period. The decrease was principally attributable to lower revenues from our clinical, analytical and sterile manufacturing services. Customer concerns with respect to our uncertain financial condition have adversely affected our ability to obtain new development service projects, particularly long-term projects. This trend, if it continues, could adversely affect future period net revenues of our Development Services Division.

Reimbursed out-of-pocket revenues represent out-of-pocket expenses we incur that are reimbursed to us by our clients. Reimbursed out-of-pocket revenues decreased to $3.2 million in the three months ended March 31, 2005, from $4.2 million in the 2004 period. This decrease is primarily related to projects in our clinical trials operations and is expected to fluctuate from one period to another as a result of changes in the clinical trials conducted during any period of time.

Direct costs (excluding depreciation and royalty expense) decreased $8.8 million, or 27%, to $24.3 million in the three months ended March 31, 2005, from $33.1 million in the same period in 2004. This decrease in direct costs resulted primarily from lower unit sales of our pharmaceutical products and a decrease in reimbursable out-of-pocket expenses. Direct costs as a percentage of net revenues were 56% in the three months ended March 31, 2005 as compared to 57% in the 2004 period.

Selling expenses decreased 86% in the three months ended March 31, 2005 to $1.8 million, or 4% of net revenues, from $13.0 million, or 22% of net revenues, in the 2004 period. This decrease is primarily due to reduced personnel and marketing and promotional costs related to our product sales business and a decrease of $3.6 million associated with sales force related expenses under an agreement with Athlon Pharmaceuticals. We terminated the agreement with Athlon for our contract sales force in the second quarter of 2004 and we terminated our entire internal sales force in the fourth quarter of 2004.

General and administrative costs decreased $2.8 million in the three months ended March 31, 2005 to $10.3 million, or 24% of net revenues, from $13.1 million, or 22% of net revenues, in the 2004 period. This decrease was primarily due to lower employee-related expenses resulting from staff reductions made in 2004, offset by increased legal fees and expenses related to our ongoing litigation. We anticipate that we will continue to incur legal fees and expenses in connection with this litigation in 2005, as well as other litigation and investigations and bankruptcy proceedings. See “Legal Proceedings” in the 2004 Form 10-K for additional information regarding this litigation and other pending litigation that may significantly increase our legal expenses in 2005.

Research and development expenses were $1.7 million, or 4% of net revenues, in the three months ended March 31, 2005, compared to $6.4 million, or 11% of net revenues, in the 2004 period. The decrease in research and development expenses was primarily attributable to decisions to reduce our active research and development projects due to the liquidity issues we face in 2005. Significant project spending in 2005 was related to our Lynxorb pain management product and Darvocet line extension program. Due to liquidity constraints, we have curtailed our research and development activities, and as of the date of this report the only product under active development is the Darvocet line extension.

In the three months ended March 31, 2005, we recorded $1.6 million of legal, financial and consulting professional fees associated with debt restructuring activities, including costs related to a potential filing under chapter 11 of the Bankruptcy Code, and we expect that these expenses will substantially increase.

In the first quarter of 2004, we recorded a $31.0 million expense for a contingent payment to AstraZeneca AB based on the status of the reformulation of our M.V.I.-12 product (the “M.V.I. Contingent Payment”). The FDA’s approval in the first quarter of 2004 of the reformulation of this product created an obligation under our product line acquisition agreement for us to make this contingent payment (the “2004 M.V.I. Contingent Payment”).

Royalty expenses for the three months ended March 31, 2005 were $0.1 million. We accrued royalties based on revenues generated by certain acquired products. We will continue to incur royalty expenses on these products in 2005. Royalty expenses were $0.5 million for the 2004 period.

Our consolidated income from operations was $1.2 million in the three months ended March 31, 2005, as compared to a loss from operations of $43.9 million in the 2004 period. This increase is primarily attributable to the 2004 M.V.I. Contingent Payment and the other items discussed above, including the lower selling, research and development, general and administrative and professional fees, partially offset by the decrease in product sales.

Income from operations for our product sales business was $5.3 million in the three months ended March 31, 2005, compared to a loss from operations of $33.9 million in the 2004 period. This increase is attributable to the 2004 M.V.I. Contingent Payment, partially offset by a decrease in revenue due to the divestiture of our M.V.I. and Aquasol product lines, the reduction in sales volumes of our Brethine products and the introduction of generic competition for our Brethine and Roxicodone products.

Income from operations for our product development business was $4.0 million in the three months ended March 31, 2005, compared to income from operations of $4.9 million in the 2004 period. This change resulted from the decreased revenues from our significant development agreement, as discussed above.

Income from operations for our development services business was $0.6 million in the three months ended March 31, 2005, compared to $0.1 million in the 2004 period. This change is primarily due to reduced overhead costs, resulting from selling, general and administrative expense restructuring actions taken in 2004, partially offset by the lower revenues, as discussed above, and resulting decrease in gross margin dollars.

Unallocated corporate expenses decreased in the three months ended March 31, 2005 to $6.9 million, from $8.5 million in the 2004 period. This decrease is primarily related to the lower employee-related expenses attributable to reductions in force completed in 2004, as discussed above.

Net interest expense increased to $11.4 million in the three months ended March 31, 2005 from $5.6 million in the 2004 period due to increased borrowings and interest rates under our senior credit facilities (see “Liquidity and Capital Resources” for additional information on changes to our debt).

We recorded no federal income tax benefit or expense in the three months ended March 31, 2005. We currently believe that it is more likely than not that any deferred tax assets generated during 2005 will not be utilized; therefore, no tax benefit was recorded. Our effective tax rate for the three months ended March 31, 2005 and 2004 was zero.

Liquidity and Capital Resources

Because of the defaults under our senior credit facilities and senior subordinated notes as of March 31, 2005 and our failure to pay the interest on our notes due April 1, 2005, all $350.5 million of debt outstanding at March 31, 2005 under our senior credit facilities and notes is classified as current liabilities on our consolidated balance sheet at March 31, 2005. Due in part to this classification, our current liabilities at March 31, 2005 exceed our current assets by $390.5 million.

In light of our current financial condition, we believe that our operations cannot support our existing debt and that we must restructure our debt to levels that are more in line with our operations. Thus, it is highly likely that we and our U.S. subsidiaries will seek relief in bankruptcy under chapter 11 of the Bankruptcy Code. See “—Analysis of Liquidity” below.

Historically, we have funded our businesses with cash flows provided by operations and proceeds from borrowings. Cash flow provided by operations in the first three months of 2005 was $6.5 million,

compared to cash flow provided by operations of $11.8 million in the first three months of 2004. This decrease was primarily due to a significant decrease in cash receipts from the sale of our pharmaceutical products and payments for the development services we performed for third parties, partially offset by an $11.3 million income tax refund we received in March 2005.

Cash used in investing activities was $1.2 million and $2.6 million in the first three months of 2005 and 2004, respectively, primarily related to capital spending.

Net cash used in financing activities during the first three months of 2005 was $0.1 million, compared to $7.4 million in the first three months of 2004, which resulted from the $10.2 million of payments on our debt, partially offset by $3.6 million received from the exercise of stock options.

One of our major pharmaceutical products customers continues to set off cash payments due to us for the pharmaceutical products that it purchases from us against amounts due from us for services under separate agreements with affiliates of such customer. This customer also has set off cash payments due to us against amounts that we may owe it for product returns and chargebacks related to certain pharmaceutical products that it has already purchased from us.

Other Commitments and Contingencies

We may have to make contingent payments of $4.7 million over three years in connection with the purchase of our Charleston, South Carolina manufacturing facility, based on the level of future manufacturing revenues at this facility. At March 31, 2005, these contingent payment obligations are not liabilities and have not been recorded on our consolidated balance sheet.

For additional information about other contingencies to which we are subject, including litigation and governmental investigations, see “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Commitments and Contingencies” in our 2004 Form 10-K.

Analysis of Liquidity

We incurred a substantial net loss and loss from operations for 2004 and a substantial net loss in the quarter ended March 31, 2005. As a result of our recurring substantial net losses, we did not have available sufficient cash on hand, or the ability to borrow under our senior credit facilities, to pay the approximately $10.5 million of scheduled interest due on April 1, 2005 on our $175 million of senior subordinated notes due 2010.

In March 2005, we received a tax refund of approximately $11.3 million, all or substantially all of which was required to be paid down under our senior credit facilities. Events of default had also occurred under our senior credit facilities that would prohibit borrowings thereunder absent a waiver from our senior lenders. On March 31, 2005, we entered into a waiver agreement pursuant to which our senior lenders agreed to forbear in exercising remedies with respect to these existing events of default until the earlier of April 30, 2005 or the occurrence of another default under the waiver agreement or our senior credit facilities. This forbearance period terminated on April 30, 2005, and our senior lenders are entitled to accelerate the debt outstanding under our senior credit facilities. This waiver agreement also permitted us to immediately use approximately $5.7 million of the tax refund to meet budgeted liquidity needs and required us to temporarily pay down revolving loans under the senior credit facilities with the remaining $5.6 million of the tax refund. Despite the existing events of default, the waiver permitted us to reborrow this $5.6 million, in weekly draws, to meet budgeted liquidity needs. We have subsequently borrowed the entire $5.6 million. Pursuant to an additional waiver agreement we entered into with our senior lenders on April 29, 2005, such lenders permitted us to borrow approximately $1.0 million, provided that $750,000 of the borrowing is applied to pay commitment fees and expense deposits in connection with a specified debtor-in-possession financing facility for which we accepted a commitment letter on April 29, 2005. We have borrowed this additional amount and applied $750,000 of the proceeds of this borrowing as required under the waiver. On May 3 and May 4, 2005, as permitted by the terms of the senior credit facilities and as authorized by us, the lenders advanced approximately $1.8 million in aggregate revolving loans under the senior credit facilities to pay interest then due under the senior credit facilities. No other borrowings are permitted under our senior credit facilities absent a consent of our senior lenders.

Because we did not make the $10.5 million scheduled interest payment due April 1, 2005 on our senior subordinated notes within 30 days after April 1, holders of 25% of the notes and the trustee under the indenture governing the notes are each entitled to accelerate the notes. Our senior lenders are also entitled to accelerate the obligations outstanding under our senior credit facilities.

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

Pursuant to the terms of our senior credit facilities, the net proceeds of any material asset sale are required to be applied to permanently reduce our outstanding indebtedness under our senior credit facilities. Similarly, the indenture governing our notes requires that the net proceeds of material asset sales be applied to permanently reduce indebtedness under the senior credit facilities to $40 million, at which point we would be permitted under the indenture to incur an additional $10 million of indebtedness solely to fund payments of interest on the notes. Accordingly, such a sale would not provide liquidity unless the amount of the net proceeds was in excess of the amount needed to discharge our indebtedness under the senior credit facilities or our senior lenders and holders of our notes consented to permit a portion of the net proceeds to be used for a purpose other than repayment of our senior debt. Based on our exploration of a possible sale of some or all of the assets of our Pharmaceuticals Division, we believe that the sale of all of the assets of our Pharmaceuticals Division at this time, given our financial condition and other circumstances, would yield net proceeds in an amount substantially less than the amount needed to discharge the indebtedness under our senior credit facilities.

A sale of some or all of the assets of the Pharmaceuticals Division would require the consent of the lenders under our senior credit facilities, and such a sale may require the consent of the holders of our notes and our stockholders.

In light of our current financial condition, we believe that our operations can no longer support our existing debt and that we must restructure our debt to levels that are more in line with our operations. Thus, it is highly likely that we and our U.S. subsidiaries will seek relief under chapter 11 of the U.S. Bankruptcy Code which would substantially dilute and may eliminate the interests of the holders of our common stock.

We have continued our engagement of FTI Consulting, Inc. (FTI) as our financial advisor to assist us in exploring our alternatives. With FTI, we have held discussions with lenders under our senior credit facilities and advisors to an ad hoc committee of holders of our notes in an effort to negotiate a consensual restructuring of our debt. In addition, we have engaged in discussions and negotiations with prospective lenders to obtain financing sufficient to refinance indebtedness outstanding under the senior credit facilities and/or to provide additional credit facilities in order to fund our operations while in a chapter 11 proceeding under the Bankruptcy Code if we were to commence such a proceeding. On April 29, 2005, we accepted a commitment letter from Silver Point Finance, LLC to provide debtor-in-possession financing if we and our U.S. subsidiaries commence bankruptcy proceedings under chapter 11 of the Bankruptcy Code. This debtor-in-possession financing would be subject to a number of conditions, including approval by the bankruptcy court. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debtor-in-Possession Financing.”

Senior Credit Facilities

On April 23, 2004, we entered into $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC (“Silver Point”) as collateral agent, and Bank of America, N.A., as administrative agent. We entered into amendments to these credit facilities on August 9, 2004 and August 13, 2004 to, among other things, increase the amount of the term loan by up to $10 million, extend the maturity date of the facilities by one year, increase the interest rate on the loans by an additional 1.5% subject to potential incremental reduction, adjust certain covenants under the facilities and waive certain defaults and events of default. As amended, our new senior credit facilities consisted of a $135 million senior secured term loan facility (of which $125 million was fully drawn at the initial closing in April and the remaining $10 million was drawn on August 13, 2004) and a $15 million senior secured revolving credit facility. Our senior credit facilities included a covenant requiring us to maintain combined availability under the revolving credit facility and cash and cash equivalents in the aggregate amount of $5.0 million plus certain other amounts related to payables, bank overdrafts and interest payments on the loans paid in the form of additional notes. The outstanding loans under our new senior credit facilities are payable in full on April 21, 2007. The August amendments also required us to retain FTI during the term of the senior credit facilities unless certain available cash and annualized cost reduction thresholds were satisfied by a specific date, at which time our retention of FTI could be terminated. These thresholds were not met.

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

Effective as of October 8, 2004, we amended our senior secured credit facilities to, among other things, adjust financial covenants. The senior secured lenders also waived compliance with certain financial covenants in the senior secured credit facilities for the quarter ended September 30, 2004 and the quarter ended December 31, 2004 provided that we met minimum consolidated EBITDA thresholds (as defined in the senior secured credit facilities). The amendment also added a minimum gross revenue requirement of $40 million for the quarter ended December 31, 2004 and consented to certain asset disposition transactions and receipt of a deferred purchase price payment pursuant to which we received approximately $4.2 million in the aggregate. These transactions related to the sale of our investment in Aesgen Inc. and our M.V.I. and Aquasol product lines. The amendment also waived any requirement to prepay the senior secured loans with the net proceeds of these transactions. As a result of changes to certain financial covenants affected by this amendment, we were in compliance with the adjusted covenants under our senior credit facilities at and for the applicable periods ended December 31, 2004.

On October 22, 2004, we entered into another amendment to our senior secured credit facilities that increased the existing term loan facility under our senior secured credit facilities by $30 million (the “Supplemental Term Loan”), subject to certain specified conditions which were satisfied on October 29,

2004. The Supplemental Term Loan was made available in up to three draws to be made on or prior to January 15, 2005. We borrowed $20 million of such term loans on October 29, 2004 and the remaining $10 million of such loans in increments on November 5, 2004, November 12, 2004, November 24, 2004 and December 9, 2004. Following effectiveness of the amendment and these borrowings, our senior secured credit facilities consisted of a term loan of $165 million and a revolving credit facility of up to $15 million.

The amendment also modified the interest rate on the entire senior secured credit facilities, including the Supplemental Term Loan, to equal a defined LIBOR rate (with a floor of 2%) plus 8.25% per annum or a defined reference rate (with a floor of 4%) plus 7.25% per annum. The amendment also provided for a commitment fee equal to 0.75% per annum on any undrawn portion of the Supplemental Term Loan, payable monthly in arrears. At March 31, 2005, 30-day LIBOR was 2.9%.

The amendment retained the April 21, 2007 maturity date of the senior secured credit facilities and the optional and mandatory prepayment requirements and premiums described above.

The proceeds of the loans under the Supplemental Term Loan were used (i) to fund payment of the October 1, 2004 interest payment due on our senior subordinated notes, (ii) to pay fees, costs and expenses in connection with the amendment and the October 2004 consent solicitation for our senior subordinated notes, and (iii) for working capital and other general corporate purposes.

The amendment retained substantially the same representations, warranties and affirmative and negative covenants as are provided in the existing senior secured credit facilities, including limitations on liens, indebtedness, fundamental transactions, dispositions of assets, changes in the nature of our business, investments, acquisitions, capital and operating leases, capital expenditures, dividends, redemptions or other acquisitions of capital stock, redemptions or prepayments of other debt, transactions with affiliates, issuances of capital stock, modifications of indebtedness, organizational documents and other agreements, and retention of excess cash. The amendment also added a covenant requiring us to retain Rothschild Inc. or another financial advisor to assist with our exploration of the potential sale of some or all of the assets comprising our Pharmaceuticals Division.

The amendment also maintained the existing financial covenants under the senior secured credit facilities, including a minimum fixed charge coverage ratio, and a maximum total debt to trailing twelve-month EBITDA leverage ratio, but eliminated a minimum gross revenue covenant for the quarter ended December 31, 2004. Compliance with the fixed charge coverage ratio and the leverage ratio was also waived through the first quarter of 2005 so long as defined minimum EBITDA thresholds were satisfied. In addition, the amendment retained a covenant requiring certain levels of cash or revolver availability and increased the level of cash or revolver availability required for the period from March 31, 2005 through May 15, 2005 to $15.0 million.

The amendment also substantially retained the existing events of default under the senior secured credit facilities, including, among others, nonpayment of principal, interest or fees, violations of covenants, inaccuracy of representations and warranties, a cross-default to our senior subordinated notes and other material indebtedness, bankruptcy events, and a change in control and added an event of default if we fail to pursue in good faith the exploration of the potential sale of some or all of the assets comprising our Pharmaceuticals Division or other non-core assets.

As of March 31, 2005, events of default existed under our senior credit facilities that prohibited borrowings thereunder absent a waiver from our senior lenders. These events of default included the violation of the cash/revolver availability covenant described above and the failure to timely file our Form 10-K for the fiscal year ended December 31, 2004, which was subsequently filed on April 27, 2005. On March 31, 2005, we entered into a waiver agreement pursuant to which our senior lenders agreed to forbear in exercising remedies with respect to the defaults and events of default existing on that date until the earlier of April 30, 2005 or the occurrence of another default under the waiver agreement or our senior credit facilities. The forbearance under the waiver agreement terminated on April 30, 2005, and our senior lenders accordingly have the right to accelerate the debt outstanding under our senior credit facilities.

The waiver agreement also permitted us to immediately use approximately $5.7 million of our $11.3 million tax refund received in March 2005 to meet budgeted liquidity needs and required us to temporarily pay down revolving loans under the senior credit facilities with the remaining $5.6 million of the tax refund. Despite the existing events of default, the waiver permitted us to reborrow this $5.6 million, in weekly draws, to meet budgeted liquidity needs, and we have fully borrowed this amount. Pursuant to an additional waiver agreement entered into by us and our senior lenders on April 29, 2005, such lenders permitted us to borrow approximately $1.0 million, provided that $750,000 of the borrowing was applied to pay commitment fees and expense deposits in connection with a specified debtor-in-possession financing facility for which we accepted a commitment letter on April 29, 2005. We have borrowed this additional amount and applied $750,000 of the proceeds of this borrowing as required under the waiver. On May 3 and May 4, 2005, as permitted by the terms of the senior credit facilities and as authorized by us, the lenders advanced approximately $1.8 million in aggregate revolving loans under the senior credit facilities to pay interest then due under the senior credit facilities. No other borrowings are permitted under our senior credit facilities absent a consent of our senior lenders.

Subordinated Notes Due 2010

In March 2002, we issued $175 million of senior subordinated unsecured notes due 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. This discount is being charged to interest expense over the term of the notes. These notes originally had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all of our existing domestic subsidiaries and all of our future domestic subsidiaries of which we own 80% or more of the equity interests. Prior to March 28, 2005, up to 35% of the notes were redeemable with the proceeds of qualified sales of equity at 111% of par value. The terms of our senior credit facilities require us to repay all of the indebtedness under those facilities before we may repurchase any of the notes. On or after March 28, 2006, all or any portion of the notes are redeemable at declining premiums to par value, beginning at 105.5%. Under the terms of the indenture for the notes, we are required to comply with various covenants including, but not limited to, a covenant relating to incurrence of additional indebtedness.

On March 31, 2004, the lenders under our then-existing credit agreement, which was then in default, exercised their right to block us from making the interest payment due on April 1, 2004 to holders of our senior subordinated notes. Accordingly, we did not make that interest payment on April 1, 2004. In addition, our failure to timely file our 2003 Form 10-K constituted a default under the indenture governing the senior subordinated notes.

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

Following the completion of this consent solicitation, we entered into a supplemental indenture to effect these amendments and waivers and made the interest payment that had been due on April 1, 2004, together with default interest.

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

In connection with the October 2004 consent solicitation, we paid a consent fee to the holders of senior subordinated notes who had submitted valid and unrevoked consents by the expiration date of the consent solicitation of $20 for each $1,000 in principal amount of senior subordinated notes for which a consent was submitted. Following discussions with representatives of an ad hoc committee of holders of the senior subordinated notes, we offered to pay the same consent fee with respect to senior subordinated notes for which a valid and unrevoked consent had not been properly submitted by the expiration of the consent solicitation, if the holder of such senior subordinated notes completed a consent and release for payment by February 7, 2005 that consented to the proposed amendments and waivers described above and waived all claims the holder may have against us, the trustee under the indenture governing the senior subordinated notes, the payment agent in the consent solicitation, and our and their respective directors, officers, employees, agents, attorneys, affiliates and advisors with respect to matters related to the consent solicitation. On February 9, 2005, we paid approximately $1.0 million in additional consent fees pursuant to properly submitted consents and releases for payment.

At March 31, 2005, we were in default under the covenants under the senior subordinated notes as a result of our failure to timely file our Annual Report on Form 10-K for the year ended December 31, 2004 and to deliver to the trustee of the indenture governing the senior subordinated notes certain certificates of our officers and our registered independent public accountants. These events of default would entitle the trustee under the indenture for the notes or the holders of 25% of the principal amount of the notes to accelerate the notes if such events of default were not cured within 60 days of notice by such person. We have since filed our 2004 Annual Report on Form 10-K. In addition, we failed to pay the $10.5 million of scheduled interest due on April 1, 2005 within 30 days after April 1. This event of default entitles the trustee under the indenture for the notes or the holders of 25% of the principal amount of the notes to accelerate the notes. Any event of default entitling the trustee or the holders of the notes to accelerate the notes also constitutes an event of default under our senior credit facilities entitling our senior lenders to accelerate the debt thereunder.

Because of the defaults under our notes, all $175.0 million of debt outstanding at March 31, 2005 under our notes is classified as a current liability on our consolidated balance sheet at March 31, 2005.

Debtor-in-Possession Financing

On April 29, 2005, we accepted a commitment letter from Silver Point Finance, LLC to provide debtor-in-possession financing (the “DIP Facilities”). The DIP Facilities would be available only if we commenced bankruptcy proceedings under the Bankruptcy Code and are subject to a number of conditions described below. In the event that we commenced such proceedings, subject to initial approval of the bankruptcy court and the satisfaction of other conditions, the DIP Facilities would provide a $15 million interim, 30-day revolving credit facility to meet our immediate liquidity needs prior to final approval of such facilities by the bankruptcy court. Upon final approval of the DIP Facilities by the bankruptcy court and the satisfaction of other conditions, the DIP Facilities would consist of a revolving credit facility in an aggregate principal amount not to exceed $30 million and a term loan facility in the aggregate principal amount of $180 million. Silver Point Finance, LLC currently serves as a lender and the collateral agent under our existing senior credit facilities. The description of the DIP Facilities set forth below is based upon a term sheet attached to the commitment letter and such terms may change during the negotiation of definitive documentation. We can provide no assurance that we will be able to complete the definitive documentation for the DIP Facilities or meet the conditions to the closing of such facilities.

The proceeds of the DIP Facilities would be used initially for working capital purposes and upon final approval by the bankruptcy court to refinance our obligations under the existing senior credit facilities, pay fees and expenses in connection with the DIP Facilities and fund our working capital and general corporate requirements while the bankruptcy proceedings were pending. The DIP Facilities (other than the interim facility, which would mature in 30 days) would mature twelve months after closing; however, we would be obligated to repay the DIP Facilities earlier upon completion of a plan of reorganization that had been confirmed by an order of the bankruptcy court. The DIP Facilities would also require mandatory prepayment with the net cash proceeds from the issuance of additional debt, non-ordinary course asset sales, tax refunds, casualty and similar events (with negotiated exceptions).

The covenants under the DIP Facilities would be similar to those under our existing senior credit facilities with changes to reflect the debtor-in-possession nature of the financing, and would include provision of budgets and financial statements, notices of litigation and defaults and provision of other information, compliance with laws, inspection of properties, books and records, maintenance of insurance, retention of certain advisors and limitations on liens, dividends, retirement of capital stock, guarantees, sale and leaseback transactions, consolidations and mergers, investments, capital expenditures, loans and advances, indebtedness, operating leases, transactions with affiliates, payment of pre-petition indebtedness, prepayment of indebtedness and amendments to material agreements.

Events of default would include matters similar to those under our existing senior credit facilities and those customary for debtor-in-possession financings and, in addition, an event of default related to the failure to meet certain sale process deadlines related to a potential sale of the Pharmaceuticals Division. The obligations under the final DIP Facilities would be entitled to super-priority administrative expense claim status under the Bankruptcy Code, subject to a basket for professional fees in the case of an event of default. During the term of the interim facility, the interim facility would receive super-priority administrative claim status, and the existing senior credit facilities would retain their first priority position and also receive priority administrative expense status solely to the extent of any diminution in value of the existing senior credit facility claim in the bankruptcy proceedings caused by the priming liens granted in favor of the interim facility.

Conditions to the initial funding under the interim facility would include, among other matters, approval of the interim facility by the bankruptcy court and the lenders’ satisfaction with (i) the terms of a proposed asset purchase agreement for the proposed sale of the assets of the Pharmaceuticals Division, (ii) our projected budget, (iii) the proposed sale schedule for the proposed sale of the Pharmaceuticals Division and (iv) certain lien matters.

Conditions to the final facility would include, among other matters, (i) approval by the bankruptcy court of the final facility no later than 30 days after the approval of the interim facility, (ii) payoff of the existing senior credit facilities in full and (iii) the lenders’ satisfaction with certain lien matters.

New Accounting Standards

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which amends Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires compensation expense to be recognized for all share-based payments made to employees based on the fair value of the award at the date of grant, eliminating the intrinsic value alternative allowed by SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values (i.e., pro forma disclosure is no longer an alternative to financial statement recognition). SFAS 123(R) must be adopted in the first annual period beginning after June 15, 2005.

We currently plan to adopt SFAS 123(R) on January 1, 2006. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees under APB 25, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS 123, which was a reduction to net income of approximately $1.1 million and $3.1 million in the three months ended March 31, 2005 and 2004, respectively.

We do not believe that any other recently issued, but not yet effective, accounting standards will have a material impact on the company.

Risk Factors and Forward Looking Statements

Forward-Looking Statements and “Safe Harbor” Language

This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “intend,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements about future financial and operating results, including the anticipated financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities for existing products and businesses, and markets for our common stock. Forward-looking statements also include statements about potential events of default, or acceleration of the debt, under our senior credit facilities and outstanding notes, proposed financial restructuring transactions, the need to seek protection under the Bankruptcy Code, potential asset sales, our internal control over financial reporting, and plans and objectives of our management. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties, including the matters noted above, that could cause actual outcomes to differ materially from those described in the forward-looking statements. These statements are not guarantees of future outcomes, involve certain risks, uncertainties and assumptions that are difficult to predict, and are based upon assumptions as to future events that may not prove accurate. Therefore, actual outcomes may differ materially from what is expressed in the forward-looking statement. Additional risks and uncertainties pertaining to the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:

•	our ability to obtain an agreement with our senior lenders and an ad hoc committee of holders of our notes to a plan to restructure our debt and to effect such an agreement,

•	our ability to comply with, or receive further or continued waivers, consents or forbearances of our lenders with respect to, financial covenants under our senior credit agreement or other indebtedness or receive waivers of any defaults under such agreements,

•	our ability to generate sufficient cash from operations, asset sales and other transactions to fund our cash needs, and our inability to do so has resulted in the high likelihood that we will file a voluntary petition for bankruptcy,

•	our ability to continue to operate in the ordinary course and to manage our relationships with our lenders, bondholders, customers, vendors and suppliers and employees,

•	our ability to attract, retain and complete product development projects and other customer relationships,

•	our ability to obtain critical supplies,

•	our ability to effect the sale of some or all of the assets comprising our Pharmaceuticals Division and other assets, if we choose to do so, on attractive terms or at all and to obtain necessary consents and waivers from our senior lenders and the holders of our senior subordinated notes to permit such sales and the application of the net proceeds of such sales for working capital purposes,

•	our ability to obtain approval of debtor-in-possession credit facilities in order to fund our operations while in any chapter 11 proceeding under the U.S. Bankruptcy Code, including our ability to satisfy the conditions to the closing of the DIP Facilities,

•	the impact of material weaknesses in internal control over financial reporting on our ability to timely prepare accurate financial statements and to avoid material adverse effects on our financial and operational results,

•	our ability to timely remediate identified material weaknesses in internal control over financial reporting,

•	the investigations by the U.S. Attorney’s office and the SEC into our financial reporting and related activity,

•	the outcome of pending litigation filed against us,

•	the outcome of pending litigation we have filed against others,

•	significant changes in our management team and the loss of critical personnel,

•	our ability to attract critical personnel,

•	demand for our products and services and the products we produce for others,

•	the prices that we or our customers can obtain for our products and services,

•	the level of competition we face,

•	distributors’ and wholesalers’ inventory levels and ordering and payment patterns,

•	the amounts and timing of product returns and chargebacks,

•	timely success in product development and regulatory approvals for new products and line extensions, both for our proprietary products and products we develop for our customers,

•	market acceptance of new products and line extensions at levels that justify our cost of developing or acquiring these products,

•	actions by the United States Food and Drug Administration (“FDA”) in connection with submissions related to our products or those of our competitors or customers,

•	other governmental regulations and actions affecting our products and services or those of our competitors,

•	third-party payer decisions and actions affecting our products or those of our competitors or customers,

•	our ability to participate in federal health care programs, including the Medicare and Medicaid programs,

•	developments in patent or other proprietary rights owned by us or others, and

•	general conditions in the economy and capital markets.

Some of these factors and additional factors that may cause our actual results to differ materially are discussed in our 2004 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Risk Factors and Forward Looking Statements – Risk Factors”. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this report.

We do not undertake, and expressly disclaim, any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required under the securities laws.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies changes. If foreign exchange rates were to increase by 10%, our net loss would have been higher by $0.5 million in the three months ended March 31, 2005 due to the reduction in reported results from European operations.

We are also exposed to fluctuations in interest rates on borrowings under our senior credit facilities. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, annual interest expense on our variable rate debt would increase by approximately $1.8 million.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are to be designed to reasonably assure that material information we must disclose in our reports filed or submitted under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported on a timely basis and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. As a result of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2005 due to the material weaknesses described in our management’s report on internal control over financial reporting included in Item 8 of our 2004 Form 10-K and outlined below. As of March 31, 2005, none of the material weaknesses identified in the 2004 Form 10-K have been fully remediated.

1. The Company’s controls over revenue recognition from Development Services activities do not ensure that the revenue is not recorded in amounts in excess of the amount stated in the purchase order or contract.

2. The Company’s controls over the accounting for inventory of certain supplies used in the non-clinical portion of the Development Services business lack adequate control processes to ensure that timely adjustments are made to the recorded amount of inventory as the asset is consumed.

3. The Company lacks effective controls over the period-end financial closing process due to ineffective controls existing in the review processes, a lack of timely closing of the Company’s financial books and records and reporting of those results, and segregation of duties conflicts within the accounting functions involved in the closing process.

4. The Company lacks effective controls over the processes and procedures involved in the accounting for income taxes in connection with the preparation of consolidated financial statements.

5. The Company lacks effective controls over the process for reviewing its intangible assets for impairment in connection with the preparation of the Company’s consolidated financial statements.

6. The Company lacks effective controls over the process for determining appropriate product returns reserves for product sales.

Changes in Internal Controls

We made the following changes in our internal control over financial reporting during the first quarter of 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting:

•	During the first quarter of 2005, we completed an initial review of all finance employees’ security authorizations for the financial reporting system and, where appropriate, eliminated security authorizations in order to prevent segregation of duties conflicts.

•	Quarterly reviews of divisional financial statements, performed by the corporate Controller in conjunction with the divisional financial managers, began for the first quarter of 2005. Significant variances between actual results and budgeted (forecast) amounts and variances from prior years identified during these reviews were discussed with each division. This new procedure provides additional controls over the period-end closing process.

We do not believe that these changes or the changes to internal control over financial reporting that we implemented during 2004 to address the material weaknesses described in management’s report of its assessment of internal control over financial reporting (for information about these 2004 enhancements, please see management’s report, which is included with the financial statements set forth in Item 8 of our 2004 Form 10-K), fully remediate the material weaknesses. Accordingly, we are in the process of implementing the following specific enhancements to our internal control over financial reporting related to the material weaknesses described in our 2004 Form 10-K:

•	Management is currently reviewing the invoicing processes for our Development Services Division and determining areas where more control and review processes should be added. We are currently in the process of developing these new procedures; however, we do not expect these to be in place until the fourth quarter of 2005. In order to provide assurance on the financials as they relate to the invoicing function, management is performing quarterly internal audits of the Development Services invoicing function.

•	A review of the process used for accounting for the issuance of supplies inventory used in the non-clinical portion of our Development Services business is currently being performed by a task force identified to address this issue and determine the appropriate control procedures to implement in this process. We expect that these new processes will be implemented during the second quarter of 2005. In order to gain assurance as to the reported non-clinical supplies inventory amounts for the first quarter of 2005, management performed a physical inventory count of such inventory at the end of the first quarter of 2005. These procedures provide additional control over the accounting for inventory of certain supplies used in the non-clinical portion of the Development Services business.

Management is still considering additional control implementations that will be needed to adequately address the identified material weaknesses and is also monitoring the implemented control procedures to ensure they are performed properly. In order to remediate the numerous material weaknesses in our internal control over financial reporting, we will be required to devote significant financial resources and management attention to our remediation efforts. Due to our liquidity and human resources constraints, we may not be able to devote sufficient financial resources to successfully remediate the material weaknesses in our internal controls that we have identified. In addition, our management is currently focused on dealing with our liquidity issues while continuing to operate our business, and thus may not be able to devote sufficient time and attention to our remediation efforts.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

There have been no material developments in the legal proceedings described in “Legal Proceedings” in our 2004 Form 10-K, which was filed with the SEC on April 27, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

				(d) Maximum Number (or
			(c) Total Number of	Approximate Dollar Value)
	(a)	(b)	Shares (or units)	of Shares (or units) that
	Total Number	Average Price	Purchased as part of	May Yet Be Purchased
	Shares (or units)	Paid Per Share	Publicly Announced	Under the Plans or
Period	Purchased *	(or unit)	Plans or Programs	Programs

January	20,860	$3.23	—	—
February	33,747	2.67	—	—
March	17,253	2.45	—	—

Total	71,860	$2.78	—	—

* All of these shares were purchased on the open market by the trustee of the Company’s Retirement Savings Plan with cash provided by the Company as an employer match. These shares are held as assets of the plan. The Company does not consider these purchases to be part of a publicly announced plan or program. The purchase of Company common stock as the employer match under the Retirement and Savings Plan was discontinued in the first quarter of 2005.

Item 3. Defaults Upon Senior Securities

We have not paid the $10.5 million of scheduled interest due on April 1, 2005 on our $175 million of senior subordinated unsecured notes due 2010. An event of default occurred under the indenture governing the notes because this interest payment was not made within 30 days after April 1. This event of default entitles the trustee under the indenture for the notes or the holders of 25% of the principal amount of the notes to accelerate the notes.

Events of default also exist under our $180 million senior credit facilities with a syndicate of lenders, Silver Point Finance LLC (“Silver Point”) as collateral agent, and Bank of America, N.A., as administrative agent. On March 31, 2005, we were not in compliance with a covenant requiring cash or revolver availability to be $15,000,000 and certain additional covenants resulting in defaults and events of default under the senior credit facilities. As of the date of this report, we continue to be in breach of the cash and revolver availability covenant described above. On March 31, 2005, we entered into a waiver agreement pursuant to which our senior lenders agreed to forbear in exercising remedies with respect to the defaults and events of default existing on that date until the earlier of April 30, 2005 or the occurrence of another default under the waiver agreement or our senior credit facilities. This forbearance period has expired, and accordingly our senior lenders are entitled to accelerate the debt outstanding under our senior credit facilities. In addition, our failure to pay the April 1 interest payment on the notes (which entitles the trustee or the holders of the notes to accelerate the notes) constitutes an event of default under our senior credit facilities entitling our senior lenders to accelerate the debt thereunder.

Our senior credit facilities and the notes are secured by a security interest on substantially all domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries.

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

aaiPharma Inc.

Date: May 5, 2005	By:	/s/Ludo J. Reynders

Ludo J. Reynders Chief Executive Officer

Date: May 5, 2005	By:	/s/ Matthew Czajkowski

Matthew Czajkowski Chief Financial Officer

aaiPharma Inc.
Exhibit Index

Exhibit
No.	Description

10.1	Letter agreement between aaiPharma Inc. and Timothy Wright*, **

10.2	Waiver and Consent effective as of March 28, 2005 with respect to the Financing Agreement, dated as of April 23, 2004, by and among the Company and certain subsidiaries of the Company as borrowers, the financial institutions from time to time party thereto as lenders, Silver Point Finance, LLC, as collateral agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2005)

10.3	Waiver Consent and Agreement dated as of March 31, 2005 with respect to the Financing Agreement, dated as of April 23, 2004, by and among the Company and certain subsidiaries of the Company as borrowers, the financial institutions from time to time party thereto as lenders, Silver Point Finance, LLC, as collateral agent, and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on April 4, 2005)

31.1	Certification pursuant to Exchange Act Rule 13a – 14(a) of Dr. Ludo J. Reynders**

31.2	Certification pursuant to Exchange Act Rule 13a – 14(a) of Matthew E. Czajkowski**

32.1	Certification Pursuant to 18 U.S.C. Section 1350**

*	A request for confidential treatment with respect to this exhibit has been submitted to the SEC, and the information for which confidential treatment has been requested has been redacted from this exhibit. A complete copy of this document, including the information that has been redacted from the exhibit, is being separately filed with the SEC.

**	Filed herewith.