Form 10-Q
period 2005-06-30
AAIPHARMA INC
filed 2005-11-09
CIK 1013243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares of the registrant’s common stock outstanding as of October 31, 2005 was 28,585,582 shares.

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
At June 30, 2005, we owned the following registered and unregistered trademarks referenced herein: Darvocet®, Darvon®, Darvon-N®, Darvocet-N®, Darvocet A500®, Brethine®, Lynxorb™, Oramorph® SR, Roxicodone®, AzaSan®, AAIPharma® and AAI®. AzaSan® is a registered trademark owned by us and licensed to Salix Pharmaceuticals. Unless the context otherwise requires, references in this document to Darvon are to Darvon® and Darvon-N®, collectively, and references to Darvocet are to Darvocet-N® and Darvocet A500®, collectively. We also reference trademarks owned by other companies. M.V.I.®, M.V.I.-12®, M.V.I. Pediatric®, Aquasol®, Aquasol A® and Aquasol E® are registered trademarks owned by Mayne Pharma (USA) Inc. Prilosec® is a registered trademark owned by AstraZeneca. Unless the context otherwise requires, references to M.V.I. are to M.V.I.-12®, and M.V.I. Pediatric®, collectively, and references to Aquasol are to Aquasol A® and Aquasol E®, collectively. Duraclon® is a registered trademark owned by Fujisawa Healthcare, Inc. that was licensed to us at June 30, 2005. All references in this document to any of these terms lacking the “®” or “TM” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols. See Note 1 to the financial statements for discussion of the sale of substantially all of the assets of our Pharmaceuticals Division in July 2005, including the sale or assignment of our rights to the Darvocet, Darvon, Lynxorb, Oramorph, Duraclon and Roxicodone trademarks.
Table of Contents

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
Consolidated Statements of Operations
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Comprehensive Loss
Notes to Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 6.	Exhibits
SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AAIPharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net revenues:
Product sales	$14,887	$21,781	$31,053	$46,214
Product development (milestones and royalties)	4,039	5,126	8,044	10,041
Development services	19,965	24,581	40,033	49,475
Reimbursed out-of-pocket	1,817	4,496	5,043	8,741

	40,708	55,984	84,173	114,471

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense):
Product sales (includes product rights amortization of $2,619, $3,972, $5,237 and $7,944)	7,295	10,943	15,334	25,090
Development services	13,838	14,751	26,868	29,499
Reimbursable out-of-pocket	1,817	4,496	5,043	8,741

Total direct costs	22,950	30,190	47,245	63,330

Selling expenses	1,398	11,074	3,202	24,101
General and administrative expenses	8,576	12,700	18,861	25,840
Research and development	1,147	4,306	2,834	10,713
Depreciation	2,097	2,025	4,304	4,037
Professional fees — internal and government investigations	—	5,103	299	8,303
Reorganization expenses	5,740	—	7,293	—
M.V.I. contingent payment/(gain on sale)	—	(37,546)	—	(6,545)
Restructuring charges	—	3,400	—	3,400
Royalty expenses	124	509	225	1,009
Intangible asset impairment	1,190	—	1,190	—

Total operating costs and expenses	43,222	31,761	85,453	134,188

(Loss) income from operations	(2,514)	24,223	(1,280)	(19,717)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Other income (expense):
Interest, net	(8,702)	(8,752)	(20,081)	(14,397)
Loss from extinguishment of debt	(6,788)	(6,229)	(6,788)	(6,229)
Other	(354)	(1,855)	(752)	(1,836)

	(15,844)	(16,836)	(27,621)	(22,462)

(Loss) income before taxes	(18,358)	7,387	(28,901)	(42,179)
Provision for income taxes	173	169	219	175

Net (loss) income	$(18,531)	$7,218	$(29,120)	$(42,354)

Basic (loss) earnings per share	$(0.65)	$0.25	$(1.02)	$(1.48)

Weighted average shares outstanding	28,586	28,586	28,586	28,544

Diluted (loss) earnings per share	$(0.65)	$0.25	$(1.02)	$(1.48)

Weighted average shares outstanding	28,586	28,653	28,586	28,544

The accompanying notes are an integral part of these financial statements.

AAIPharma Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,758	$7,130
Accounts receivable, net	12,843	12,756
Work-in-progress	10,363	10,172
Inventories, net	6,731	10,722
Income tax recoverable	—	11,110
Prepaid and other current assets	5,326	7,751

Total current assets	40,021	59,641
Property and equipment, net	48,377	52,942
Goodwill, net	12,916	14,350
Intangible assets, net	183,649	190,099
Other assets	16,350	22,038

Total assets	$301,313	$339,070

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$184,000	$351,645
Accounts payable	5,858	22,031
Customer advances	12,634	11,043
Accrued wages and benefits	4,111	4,881
Interest payable	1,073	5,738
Deferred product revenue	91	4,127
Other accrued liabilities	1,460	51,481
Liabilities subject to compromise	235,015	—

Total current liabilities	444,242	450,946
Other liabilities	18	14
Stockholders’ equity (deficit):
Common stock	29	29
Paid-in capital	91,425	91,425
Accumulated deficit	(236,598)	(207,478)
Accumulated other comprehensive income	2,239	4,398
Deferred compensation	(42)	(264)

Total stockholders’ equity (deficit)	(142,947)	(111,890)

Total liabilities and stockholders’ equity (deficit)	$301,313	$339,070

The accompanying notes are an integral part of these financial statements.

AAIPharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(29,120)	$(42,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,541	11,981
Intangible asset impairment	1,190	—
Write-off of deferred financing and related costs	6,788	6,229
Net gain from asset sale	—	(37,546)
Noncash stock based compensation	221	23
Loss on disposal of assets and other	176	148
Changes in operating assets and liabilities:
Accounts receivable, net	(397)	32,442
Work-in-progress	(1,319)	403
Inventories	3,828	(2,366)
Income taxes recoverable	11,110	—
Prepaid and other assets	1,286	(7,181)
Accounts payable	(5,106)	736
Customer advances	2,302	(4,685)
Accrued wages and benefits	(40)	1,076
Interest payable	8,146	(356)
Deferred product revenue	(1,197)	(20,427)
Other accrued liabilities	(17,413)	12,590

Net cash used in operating activities	(10,004)	(49,287)

Cash flows from investing activities:
Proceeds from sales of property and equipment	19	88
Purchases of property and equipment	(677)	(4,719)
Proceeds from disposition of pharmaceutical assets	—	91,377
Other	(61)	(133)

Net cash (used in) provided by investing activities	(719)	86,613

Cash flows from financing activities:
Proceeds from long-term borrowings	180,000	132,500
Payments on long-term borrowings	(171,500)	(164,000)
Payments on interest rate swaps, net	(129)	(10,112)
Proceeds from stock option exercises	—	3,573
Other	(5)	(379)

Net cash provided by (used in) financing activities	8,366	(38,418)

Net decrease in cash and cash equivalents	(2,357)	(1,092)

	Six Months Ended
	June 30,
	2005	2004
Effect of exchange rate changes on cash	(15)	(16)
Cash and cash equivalents, beginning of period	7,130	8,785

Cash and cash equivalents, end of period	$4,758	$7,677

Supplemental information, cash paid for:
Interest	$9,311	$14,702

Income taxes (refunds)	$(11,076)	$10,372

The accompanying notes are an integral part of these financial statements.

AAIPharma Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income	$(18,531)	$7,218	$(29,120)	$(42,354)
Currency translation adjustments, net of tax	(1,133)	(228)	(2,159)	(1,048)

Comprehensive (loss) income	$(19,664)	$6,990	$(31,279)	$(43,402)

The accompanying notes are an integral part of these financial statements.

AAIPharma Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of presentation and other matters
AAIPharma Inc. (“AAIPharma” or the “Company”) is a science-based company with corporate headquarters in Wilmington, North Carolina with over 25 years experience in drug development. The Company offers comprehensive drug development services to the pharmaceutical, biotechnology, generic and medical device industries. The Company also sold branded pharmaceutical products, primarily in the area of pain management, prior to the asset sale in July 2005, as discussed below. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated financial information as of December 31, 2004 has been derived from audited financial statements; certain amounts from the three and six months ended June 30, 2004 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.
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
The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. Under APB 25, if the exercise price of the Company’s stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation cost for the Company’s plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net (loss) income, as reported	$(18,531)	$7,218	$(29,120)	$(42,354)
Add back deferred compensation expense, net of tax	57	—	133	14
Less pro forma stock-based compensation cost, net of tax	1,084	2,720	2,760	5,792

Pro forma net (loss) income	$(19,558)	$4,498	$(31,747)	$(48,132)

(Loss) income per share:
As reported -
Basic	($0.65)	$0.25	($1.02)	($1.48)
Diluted	($0.65)	$0.25	($1.02)	($1.48)
Pro forma -
Basic	($0.68)	$0.16	($1.11)	($1.69)
Diluted	($0.68)	$0.16	($1.11)	($1.69)
Going Concern and Bankruptcy Filing
On May 10, 2005, AAIPharma Inc. and its domestic subsidiaries (the “Debtors”) filed voluntary petitions for relief (the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The filing is intended to allow AAIPharma to continue normal business operations during the restructuring proceedings. The Company is currently operating as a debtor-in-possession (“DIP”) under the jurisdiction of the Bankruptcy Court. As a debtor-in-possession, the Company is authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. In connection with the Chapter 11 filing, AAIPharma has entered into agreements to obtain DIP financing. See Note 8 for additional information on the DIP financing.
In order to emerge from Chapter 11 successfully, the Company must obtain confirmation by the Bankruptcy Court of a Chapter 11 plan that satisfies the requirements of the Bankruptcy Code. As provided by the Bankruptcy Code, the Company has the exclusive right to solicit a Chapter 11 plan for 120 days from the date of filing its petition for relief, which exclusive period has been extended by the Bankruptcy Court to November 28, 2005. In addition, the general deadline for creditors to file claims against the Company was August 19, 2005, with the exception of federal and state governmental agencies, which generally had until November 7, 2005 to file claims.
On November 4, 2005, the Debtors filed a Chapter 11 plan (the “Plan”) in the Chapter 11 Cases. The Plan proposes that 100% of the equity of the reorganized Company (subject to dilution from a potential employee equity incentive plan) would be owned by the Company’s secured noteholders, $4.0 million in cash and the litigation causes of action against KUDCO and Athlon Pharmaceuticals, which are described in Note 10, would be respectively distributed to the unsecured creditors of the Debtors and to a litigation trust for the benefit of such unsecured creditors, and the existing common stock of AAIPharma Inc. would be cancelled, among other provisions. In addition, the Company will pay $0.2 million to a plan administrator to be selected by the

Company’s unsecured creditors to fund the claims objection and allowance process with respect to unsecured claims. In order to emerge from Chapter 11, the Debtors will need to (a) obtain Bankruptcy Court approval of the adequacy of the Debtors’ disclosures in the disclosure statement, (b) obtain approval of the Plan by a requisite vote of our noteholders and unsecured creditors, and (c) obtain “confirmation” of the Plan at a hearing before the Bankruptcy Court, during which the Debtors will seek to show that the Plan complies with all of the requirements of the Bankruptcy Code. The hearing to consider the adequacy of the disclosure statement is scheduled for December 2, 2005. The Plan, as filed, is the result of extensive negotiations among the Company, the official committee of unsecured creditors and the advisors to an ad hoc committee of the Company’s secured noteholders. The Plan has the support of the official committee of unsecured creditors and based upon discussions with the advisors to the ad hoc committee, the Company believes that the ad hoc committee will support the Plan. There can be no assurances, however, that the Plan will be accepted by the requisite creditors or confirmed by the Bankruptcy Court. The Plan and disclosure statement filed by the Company with the Bankruptcy Court were included as Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2005.
These unaudited consolidated financial statements have been prepared in accordance with the American Institute of Certified Public Accountants Statement of Position 90-7 “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code” (“SOP 90-7”). Pursuant to SOP 90-7, the Company’s pre-petition liabilities that are subject to compromise are reported separately on the balance sheet as an estimate of the amount that will ultimately be allowed by the Bankruptcy Court.
The following table sets forth the liabilities subject to compromise as of June 30, 2005:

June 30,
2005
(In thousands)
Current maturities of long-term debt	$176,067
Accounts payable	10,849
Accrued wages and benefits	576
Interest payable	12,811
Deferred product revenue	2,839
Other accrued liabilities	31,873

$235,015

Because of the ongoing nature of the Chapter 11 Cases, the consolidated financial statements contained herein are subject to material uncertainties and may not be indicative of the results of the Company’s future operations or financial position. No assurance can be given that the Company will be successful in reorganizing its affairs within the Chapter 11 bankruptcy proceedings.
As a result of the items discussed above, there is substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon, but not limited to, formulation, approval and confirmation of a plan of reorganization and the ability to obtain positive results of operations. The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern. The consolidated financial statements do not include any adjustments to the recorded amounts or reflect any amounts that may be ultimately paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the effect of any changes, which may be made in connection with the Company’s operations resulting from a plan of reorganization.
Asset Sale
On July 25, 2005, the Company completed the sale of substantially all of the assets of the Company’s Pharmaceuticals Division to Xanodyne Pharmaceuticals, Inc. (“Xanodyne”). The Company had previously received approval of the transaction on July 18, 2005 from the Bankruptcy Court.
Under the terms of the agreement, Xanodyne paid $209.25 million upon closing of the transaction, with $8 million of that amount paid to an escrow account to satisfy AAIPharma’s post-closing obligations. AAIPharma used a portion of the proceeds of the sale to repay the outstanding term and revolver loans under its debtor-in-possession financing facility. A portion of the remaining proceeds was used to pay fees and expenses arising from the transaction, including payments to cure defaults under contracts assigned to Xanodyne in the sale.
In addition, and as part of the sale transaction, AAIPharma is entitled to receive royalties based on future sales of certain development stage products, if those products are successfully developed, approved and commercially launched. Xanodyne also committed to purchase a minimum of $20 million of services to be provided by AAIPharma’s Development Services Division over the next three years, and an additional $10 million over that period if certain milestones are achieved on a specifically identified pipeline product. There can be no assurance that such milestones will be met, particularly in light of certain delays in the development program which may result in regulatory delays. The Company also entered into a seven-year manufacturing agreement for certain of the products acquired by Xanodyne.
Reorganization Expenses
In the three and six months ended June 30, 2005, the Company recorded $5.7 million and $7.3 million, respectively, of legal, financial and consulting professional fees associated with debt restructuring and reorganization activities, and expects that these expenses will continue to be significant through the pendency of the Chapter 11 Cases.
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
The Company currently plans to adopt SFAS 123(R) on January 1, 2006. This change in accounting is not expected to materially impact the Company’s financial position. However, because the Company currently accounts for share-based payments to its employees under APB No. 25, the results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had the Company applied the fair-value criteria established by SFAS 123(R) to previous stock option grants, the impact to its results of operations would have approximated the impact of applying SFAS 123, which was a reduction to net income of approximately $1.0 million and $2.7 million in the three months ended June 30, 2005 and 2004, respectively, and $2.6 million and $5.8 million in the six months ended June 30, 2005 and 2004, respectively.

No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.
2. M.V.I. and Aquasol Product Line Sale and Contingent Payment
On April 26, 2004, the Company sold its M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to certain adjustments based on inventory levels at closing and other post-closing obligations (the “M.V.I. and Aquasol Sale”). A portion of the closing payment was held in escrow to satisfy post-closing obligations under the agreement. The Company received approximately $1.6 million from this escrow in September 2004 and does not anticipate receiving any additional payments out of this escrow. The M.V.I. and Aquasol Sale resulted in a gain of $39.1 million in the year ended December 31, 2004, including $37.5 million that the Company recorded in the second quarter of 2004. The gain on the sale was based on the net cash received from the sale less the book value of the intangible assets, inventories and other items related to the product lines sold.
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
3. Income taxes
The Company recorded no net U.S. federal income tax benefit or expense in the three and six months ended June 30, 2005, primarily as a result of a forecasted net loss before taxes for the year ended December 31, 2005. Any tax benefit would be offset by a valuation allowance for the entire amount because it is more likely than not that the deferred tax asset resulting from this benefit will not be realized.
4. Loss per share
Basic loss per share is based on the weighted average number of common shares outstanding during the year. Diluted loss per share is computed assuming that the actual weighted average number of common shares outstanding was increased by the exercise of stock options issued to employees and members of the Company’s Board of Directors under the treasury stock method. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were exercised and converted to shares and issued, unless their inclusion would be anti-dilutive. During the three and six months ended June 30, 2004, no options and approximately 360,000 options, respectively, were exercised for aggregate proceeds to the Company of $3.6 million. No options were exercised in the three and six months ended June 30, 2005. In the three months ended June 30, 2005 and 2004, 6.2 million and 4.6 million options, respectively, which were all of the outstanding options, were excluded as they were anti-dilutive. In the six months ended June 30, 2005 and 2004, 6.5 million and 3.5 million options, respectively, were excluded as they were anti-dilutive.

The following table provides a reconciliation of the denominator for the basic and diluted earnings (loss) per share computations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Basic loss per share:
Weighted average number of shares	28,586	28,586	28,586	28,544

Effect of dilutive securities:
Stock options	—	67	—	—

Diluted loss per share:
Adjusted weighted average number of shares and assumed conversions	28,586	28,653	28,586	28,544

5. Financial information by business segment and geographic area
Prior to the Company’s sale of substantially all of the assets of its Pharmaceuticals Division on July 25, 2005, as discussed in Note 1, the Company operated in three business segments consisting of a product sales business, primarily comprised of its Pharmaceuticals Division, a product development business, primarily the research and development business unit, and a development services business, primarily the AAI Development Services business unit. The product sales business provided for the sales of the Company’s pharmaceutical product lines. In the product development segment, the Company internally develops drugs and technologies for future sales by the product sales business or with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The core services provided by the development services business on a fee-for-service basis to pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials. As discussed in the Form 10-Q for the quarter ended March 31, 2005, the operational structure of the Company has been reorganized as a result of the transfer of all research and development business unit employees to either the Pharmaceuticals Division or the Development Services Division, however, the financial information for three segments was still reported to the chief executive officer. Therefore, the Company continues to have three reportable segments for the period ended June 30, 2005. The majority of the Company’s non-U.S. operations are located in Germany.
Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Net revenues:
Product sales	$14,887	$21,781	$31,053	$46,214
Product development (milestones and royalties)	4,039	5,126	8,044	10,041

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)
Development services	19,965	24,581	40,033	49,475
Reimbursed out-of-pockets	1,817	4,496	5,043	8,741

	$40,708	$55,984	$84,173	$114,471

United States	$34,851	$49,676	$73,346	$102,228
Germany	6,072	6,380	10,939	12,498
Other	125	350	475	904
Less intercompany	(340)	(422)	(587)	(1,159)

	$40,708	$55,984	$84,173	$114,471

(Loss) income from operations:
Product sales	$3,915	$33,919	$9,244	$(6)
Product development (milestones and royalties)	4,039	5,126	8,044	10,041
Development services	524	735	1,087	836

	8,478	39,780	18,375	10,871

Research and development expense	(1,232)	(4,406)	(3,011)	(10,915)
Corporate	(9,760)	(11,151)	(16,644)	(19,673)

	$(2,514)	$24,223	$(1,280)	$(19,717)

United States	$(2,960)	$23,431	$(1,445)	$(21,147)
Germany	635	805	410	1,357
Other	(189)	(13)	(245)	73

	$(2,514)	$24,223	$(1,280)	$(19,717)

Depreciation and amortization:
Product sales	$2,978	$4,198	$6,054	$8,389
Development services	1,201	1,198	2,397	2,381
Research and development expense	84	100	177	202
Corporate	452	501	913	1,009

	$4,715	$5,997	$9,541	$11,981

	June 30,	December 31,
	2005	2004
Total assets:
Product sales	$218,334	$233,682
Product development (milestones and royalties)	4,546	14,777
Development services	44,555	51,939
Corporate	33,878	38,672

	$301,313	$339,070

	June 30,	December 31,
	2005	2004

United States	$273,536	$308,018
Germany	27,173	29,077
Other	604	1,975

	$301,313	$339,070

Goodwill, net:
Development services	$12,916	$14,350

6. Accounts receivable, net
The following table presents the components of accounts receivable:

	June 30,	December 31,
	2005	2004
	(In thousands)
Gross accounts receivable	$29,972	$39,885
Allowance for uncollectible accounts	(2,650)	(2,564)
Allowance for customer credits	(14,479)	(24,565)

Total accounts receivable, net	$12,843	$12,756

7. Inventories, net
The following table presents the components of inventories:

	June 30,	December 31,
	2005	2004
	(In thousands)
Finished goods	$7,441	$11,613
Work-in-process	365	799
Raw materials and supplies	3,688	5,747
Inventory reserves	(4,763)	(7,437)

Total inventories, net	$6,731	$10,722

8. Debt

	June 30,	December 31,
	2005	2004
	(In thousands)
Current maturities of long-term debt	$184,000	$351,645

The following table presents the components of long-term debt:

	June 30,	December 31,
	2005	2004
	(In thousands)
DIP term loan	$180,000	$—
DIP revolving credit facility	4,000	—
Term loan	—	165,000
Revolving credit facility	—	10,500
11% senior subordinated notes due 2010, net of original issue discount	174,300	174,249
Interest rate swap monetization deferred income, net	1,767	1,896
Fair value of interest rate swap	—	—
Less liabilities subject to compromise	(176,067)	—
Less current maturities of long-term debt	(184,000)	(351,645)

Total long-term debt due after one year	$—	$—

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
In April 2004, following the completion of a solicitation seeking the consent of holders of its senior subordinated notes, the Company entered into a supplemental indenture to, among other things, grant a lien to secure the Company’s obligations under the senior subordinated notes, which lien was junior to the liens securing the Company’s then-existing senior credit facilities but covered the same collateral, and to increase the interest rate of the senior subordinated notes from 11% per annum to 11.5% per annum effective April 1, 2004.
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
The filing of the Chapter 11 Cases constituted an event of default under the senior subordinated notes. The indenture governing the notes provides that as a result of this event of default, the outstanding amount of the notes became immediately due and payable without further action by any holder of the notes or the trustee under the indenture. In addition, the continuing failure of the Company to pay the interest payment due on the notes on April 1, 2005 within 30 days thereafter also constituted an event of default under the notes permitting acceleration thereof. However, the filing of the Chapter 11 Cases stayed all actions by the noteholders with respect to such defaults. The Company ceased accruing interest on the senior subordinated notes upon the filing of the Chapter 11 Cases and also stopped amortizing deferred debt issuance costs related to these notes. Interest expense would have been higher by $3.2 million for the three and six months ended June 30, 2005 had the Company not ceased accruing interest and amortizing these deferred debt issuance costs. The Bankruptcy Court order approving the DIP Facilities, described below, granted, as adequate protection for use during the pendency of the Chapter 11 Cases of the collateral securing the notes prior to the filing of the Chapter 11 Cases, second priority post-petition liens on all of the assets of the Company to secure the notes in an amount equal to the aggregate diminution in the value or amount of the lenders interest in such collateral. Such liens were made subject to the liens securing the DIP Facilities and certain other permitted priority liens, fees and expenses.

On April 23, 2004, AAIPharma entered into $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC (“Silver Point”) as collateral agent, and Bank of America, N.A., as administrative agent. These senior credit facilities consisted of a two-year, $125 million senior secured term loan facility, which was fully drawn at closing, and a two-year, $15 million senior secured revolving credit facility, of which the entire amount was available for borrowing at closing. These senior credit facilities were secured by a security interest on substantially all of the Company’s domestic assets, all of the stock of domestic subsidiaries and 65% of the stock of material foreign subsidiaries.
Through a series of amendments, waivers and consents, the size of these senior secured credit facilities was increased to consist of a term loan of $165 million and a revolving credit facility of up to $15 million, of which approximately $179.3 million was outstanding immediately prior to the filing of the Chapter 11 Cases.
The filing of the Chapter 11 Cases constituted an event of default under these senior credit facilities. The credit agreement for these senior credit facilities provided that as a result of this event of default, all commitments under the senior credit facilities were automatically terminated and all debt outstanding under the facilities became automatically and immediately due and payable. In addition, as of the expiration of a forbearance period on May 1, 2005, other events of default existed under these senior credit facilities that would have permitted the acceleration of the indebtedness thereunder. However, the filing of the Chapter 11 Cases stayed all actions by the noteholders with respect to such defaults.
In connection with the filing of the Chapter 11 Cases, on May 12, 2005, the Company and its domestic subsidiaries received interim approval of the Bankruptcy Court for, and entered into, a financing agreement (the “DIP Facilities”) with Silver Point Finance, LLC, as collateral agent, Bank of America, N.A., as a lender and as administrative agent and Sea Pines Funding LLC, TRS Thebe LLC, SIL Loan Funding LLC, SPCP Group LLC, SPF CDO I, LLC and Goldman Sachs Credit Partners, L.P., as lenders. The DIP Facilities provided a $15 million interim, 30-day revolving credit facility to meet immediate liquidity needs of the Company. Upon final approval of the DIP Facilities by the Bankruptcy Court (which was received on June 3, 2005), the DIP Facilities consisted of a revolving credit facility in an aggregate principal amount not to exceed $30 million and a term loan facility in the aggregate principal amount of $180 million.
The proceeds of the DIP Facilities were used to repay in full the Company’s obligations under its then-existing senior credit facilities (described above) on June 7, 2005, and to pay fees and expenses in connection with the DIP Facilities, and will continue to be used to fund the Company’s working capital and general corporate requirements while the Chapter 11 Cases are pending. The term loan facility bore interest at an annual rate of LIBOR plus 8.25% or an annual reference rate plus 7.25%, increasing by 1% three months after a sale of the Company’s Pharmaceuticals Division or, if earlier, six months after the closing of the interim facility under the DIP Facilities, and then again every three months thereafter. The revolving credit facility bears interest at an annual rate of LIBOR plus 5% or an annual reference rate plus 4%, increasing by 0.5% three months after a sale of the Company’s Pharmaceuticals Division or, if earlier, six months after the closing of the interim facility under the DIP Facilities, and then again every three months thereafter. On June 30, 2005, 30-day LIBOR was 3.34%. In addition, the Company became obligated to pay certain fees to the lenders, as described in separate agreements.
The DIP Facilities are scheduled to mature twelve months after the closing thereof; however, the Company would be obligated to repay the DIP Facilities earlier upon completion of a plan of reorganization of the Company that had been confirmed by an order of the Bankruptcy Court. The DIP Facilities also require mandatory prepayment with the net cash proceeds of non-ordinary course asset sales, including the sale of the Company’s Pharmaceuticals Division, extraordinary receipts and any payments made to the lenders under the Company’s existing credit facility that are required to be disgorged to the Company in the Chapter 11 Cases.

On July 25, 2005, the entire term loan portion of the DIP Facilities was paid off from the proceeds of the sale of substantially all of the assets of the Company’s Pharmaceuticals Division and all outstanding loans under the revolving credit portion of the DIP Facilities were repaid as well. Only the $30 million revolving credit facility remains available under the DIP Facilities, which amount, at June 30, 2005, was subject to a $3.6 million reserve against availability.
Obligations under the DIP Facilities are secured by:
•	100% of the capital stock of the Company’s domestic subsidiaries;

•	65% of the capital stock of the Company’s first-tier foreign subsidiaries; and

•	All of the Company’s assets and the assets of the Company’s existing and future domestic subsidiaries.
The obligations under the DIP Facilities are entitled to super-priority administrative expense claim status under the Bankruptcy Code, subject to the payment of (i) a fee payable to Rothschild Inc. in connection with the sale of the assets of the Company’s Pharmaceuticals Division and (ii) a basket of professional fees permitted by the Bankruptcy Court in the Chapter 11 Cases. The DIP Facilities will generally permit the ordinary course payment of professionals and administrative expenses prior to the occurrence of an event of default under the DIP Facilities or a default under the bankruptcy court orders approving the DIP Facilities. The Bankruptcy Court order approving the DIP Facilities authorized the Company to use its cash (which secures the obligations under the DIP Facilities) in accordance with the restrictions of the DIP Facilities, which generally permit ordinary course uses of cash.
9. Other Accrued Liabilities and Restructuring Charges
The following table represents the components of other accrued liabilities:

	June 30,	December 31,
	2005	2004
	(In thousands)
Reserve for restructuring	$10,682	$14,953
Consignment inventory returns reserve	6,720	12,412
Guaranteed purchase commitments	11,695	11,695
Advance royalty payments	—	7,209
Other	4,236	5,212
Less liabilities subject to compromise	(31,873)	—

Total other accrued liabilities, net	$1,460	$51,481

The restructuring reserve represents pre-petition liabilities and has been reclassed to be included in liabilities subject to compromise on the consolidated balance sheet for June 30, 2005.
In June 2004, the Company announced and implemented a restructuring and work force reduction plan. The Company recorded an expense of $3.4 million primarily representing severance costs and related employee-benefit related expenses.

The following table represents the components of the restructuring reserve (in thousands):

	December 31,		Less	June 30,
	2004		Payments/	2005
	Balance	Charges	Write-downs	Balance
Lease costs, net of estimated sub-lease income	$10,277	$—	$(1,947)	$8,330
Severance costs	4,082	—	(1,905)	2,177
Other costs	594	—	(419)	175

Total	$14,953	$—	$(4,271)	$10,682

10. Commitments and Contingencies
The Company may have to make contingent payments of $4.7 million over three years in connection with the purchase of its Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At June 30, 2005, these contingent payment obligations are not liabilities and have not been recorded on the Company’s consolidated balance sheet.
On May 10, 2005 (the “Filing Date”), the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code with the Bankruptcy Court in the Chapter 11 Cases. On June 24, 2005, the Debtors filed their schedules of assets and liabilities (the “Schedules”) with the Bankruptcy Court. On June 27, 2005, the Court entered an order setting August 19, 2005 as the deadline (the “General Bar Date”) for all creditors, other than governmental agencies, to file proofs of claim against the Debtors, setting forth the amounts to which the claimants contend that they are entitled, subject to the rights of the Debtors to contest both the validity and amount of the claims. The Court also set November 7, 2005 as the deadline (the “Governmental Bar Date”) for governmental entities to file their proofs of claim.
As a result of the commencement of the Chapter 11 Cases, pursuant to Section 362 of the Bankruptcy Code, all litigation pending against the Debtors as of the Filing Date were automatically stayed against the Debtors. In order to preserve any causes of action or potential causes of action against the Debtors based on pre-Filing Date conduct, parties were required to file proofs of claim asserting such claims against the Debtors prior to the General Bar Date or the Governmental Bar Date, as applicable. Pursuant to the Bankruptcy Code, the Debtors will have the ability to dispute both the validity and amount of any such claims in the Chapter 11 Cases.
As part of its reorganization process, on November 4, 2005, the Debtors filed a Chapter 11 plan (and corresponding disclosure statement) in the Chapter 11 Cases. A Chapter 11 plan sets forth, among other things, the proposed distributions to be made, if any, to holders of secured and unsecured claims against a debtor and to holders of equity interests in the debtor.
The Plan, as filed by the Debtors in the Chapter 11 Cases, contemplates, among other things, that 100% of the equity of a reorganized Company (subject to dilution from a potential employee equity incentive plan) would be distributed to secured noteholders of the Company and the secured notes would be canceled, $4.0 million in cash and the Company’s litigation causes of action against KUDCO and Athlon Pharmaceuticals would be distributed to a litigation trust for the benefit of the Company’s unsecured creditors, and the existing common stock of AAIPharma Inc. would be cancelled, among other provisions. In addition, the Company will pay $0.2 million to a plan administrator to be selected by the Company’s unsecured creditors to fund the claims objection and allowance process with respect to unsecured claims. In order to emerge from Chapter 11, the Debtors will need to (a) obtain Bankruptcy Court approval of the adequacy of the Debtors’ disclosure statement filed with the Plan, (b) obtain approval of the Plan by a vote of its noteholders and unsecured creditors, and (c) obtain “confirmation” of the Plan by the Bankruptcy Court. The hearing to consider the adequacy of the disclosure statement is scheduled for December 2, 2005. The Plan, as filed, is the result of extensive negotiations among the Company, the official committee of unsecured creditors and the advisors to an ad hoc committee of the Company’s secured noteholders. The Plan has the support of the official committee of unsecured creditors and based upon discussions with the advisors to the ad hoc committee, the Company believes that the ad hoc committee will support the Plan. There can be no assurances, however, that the Plan will be accepted by the requisite creditors or confirmed by the Bankruptcy Court.
In April 2004, in connection with an investigation conducted by the United States Attorney’s Office for the Western District of North Carolina (the “U.S. Attorney’s Office”), the Company received federal grand jury subpoenas for document production and potential testimony related to, among other things, certain transactions regarding its 2002 and 2003 financial information, the terms, conditions of employment and compensation arrangements of certain of its senior management personnel, compensation and incentive arrangements for employees responsible for the sale of its Brethine, Darvocet, calcitriol, azathioprine and Darvon Compound products, quantities of the foregoing products in distribution channels, financial benefits with respect to specified corporate transactions to its senior management and others, certain loans obtained by the Company, extensions of credit, if any, by AAIPharma to officers or directors, accounting for sales and returns of the Company’s foregoing products, its analysts’ conference calls on financial results, internal and external investigations of pharmaceutical product sales activities, and related matters. The Securities and Exchange Commission (the “SEC”) also commenced an investigation, and the Company received a subpoena from the SEC covering similar matters. In addition, both the U.S. Attorney’s Office and the SEC made informal requests for documents and other information related to these matters. In July 2004, the Company shared the results of its internal review with representatives from the U.S. Attorneys Office and the SEC in response to their requests and the SEC subpoena. Following the filing of its voluntary petition for Chapter 11 reorganization on the Filing Date, the Company has continued to cooperate with these government investigations and has continued to voluntarily produce documents to the U.S. Attorneys Office and to the SEC in response to government requests. Certain of the Company’s current and former officers, directors and employees have received subpoenas to appear before the federal grand jury or requests to provide information to the U.S. Attorney’s Office. A former officer of the Company, David M. Hurley, has pled guilty to charges that he conspired to commit wire, mail and securities fraud, to falsify books and records, and to falsify statements to the government in violation of 18 U.S.C. Section 371. He faces a maximum sentence of five years in prison and a fine of $250,000. Without admitting or denying the allegations, Mr. Hurley also settled a civil action brought against him by the SEC for violations of certain securities laws. The U.S. Attorney’s Office, SEC and other government agencies that are investigating or might commence an investigation of the Company could impose, based on a claim of fraud, material misstatements or omissions, violation of false claims law or otherwise, civil and/or criminal sanctions, including fines, penalties, and/or administrative remedies. If any government sanctions are imposed, which the Company cannot predict or reasonably estimate at this time, AAIPharma’s business and financial condition, results of operations or cash flows could be materially adversely affected. These matters have resulted, and may result in the future, in a significant diversion of management’s attention and resources and in significant professional fees. The Company has in the past agreed to advance expenses reasonably incurred by certain of its current directors and current and former officers in connection with these investigations. This advancement of expenses was conditioned upon the execution by such persons of undertakings to assist and cooperate with the Company in connection with the investigations and to repay to the Company any advanced funds in the event that (i) AAIPharma determines that certain representations made by such directors and officers are inaccurate, (ii) AAIPharma is prohibited from providing indemnification to such directors or officers pursuant to Delaware law or its organizational documents, or (iii) such directors or officers stop cooperating with AAIPharma on the investigations. The Company has obtained authorization from the Bankruptcy Court to continue to pay certain defense costs, subject to a number of conditions.
The Company, certain of its current and former officers and directors, and its former independent registered public accountants have been named as defendants in purported stockholder class action lawsuits alleging violations of federal securities laws. These lawsuits were filed beginning in February 2004 and are pending in the U.S. District Court for the Eastern District of North Carolina. By order dated April 16, 2004, the district court consolidated the securities lawsuits into one consolidated action, and on February 11, 2005 the plaintiffs filed a consolidated amended complaint. The amended securities complaint asserts claims arising under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 there under on behalf of a class of purchasers of the Company’s common stock during the period from April 24, 2002 through and including June 15, 2004 (the “Class Period”). The securities complaints allege generally that the defendants knowingly or recklessly made false or misleading statements during the Class Period concerning the Company’s financial condition and that the Company’s financial statements did not present its true financial condition and were not prepared in accordance with generally accepted accounting principles. The amended securities complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other relief. The Company has not yet replied to the complaint in this litigation, which response was originally due by May 26, 2005. However, this case has been automatically stayed as a result of the commencement of the Chapter 11 Cases. No discovery has yet occurred in this case. No trial date has been set in this litigation. The Company believes that the claims asserted in the securities litigation are subject to subordination under section 510(b) of the Bankruptcy Code, and as such, the Plan treats these claims as “Old Equity Interests,” as defined in the Plan, which receive no distributions.
A stockholder derivative suit was filed in the United States District Court for the Eastern District of North Carolina on August 26, 2004 by two putative shareholders against current and former members of the Company’s Board of Directors and senior management. AAIPharma is named as a “nominal defendant.” The complaint alleges that the individual director and officer defendants breached fiduciary and contractual obligations to the Company by implementing an inadequate system of internal controls, and causing the Company to issue false and misleading statements exposing it to securities fraud liability, and that certain defendants engaged in insider trading. The complaint seeks unspecified compensatory damages, attorneys’ fees and costs, and other relief. Plaintiffs did not make any demand on the Board of Directors prior to bringing this litigation. On March 15, 2005, the court entered the parties’ stipulated pretrial scheduling order. Pursuant to the order, the individual defendants are not required to respond to the current complaint. The order provides that the plaintiffs are required to file an amended complaint no later than 60 days following entry of an order granting or denying the individual defendants’ motion to dismiss in the related securities litigation class action. To date, no such order has been entered in the securities litigation class action. This litigation is currently stayed as a result of the filing of the Chapter 11 Cases.
In addition, the Company and certain of its current and former directors, officers and employees have been named in a purported class action brought in U.S. District Court for the Eastern District of North Carolina by an AAIPharma pension plan participant and beneficiary asserting claims under ERISA on behalf of a class of all persons who are or were participants or beneficiaries of the AAIPharma Inc. Retirement and Savings Plan during the period from April 24, 2002 to June 15, 2004. An amended complaint was filed on March 14, 2005 which alleges generally that the defendants breached fiduciary duties owed under ERISA with respect to the prudence and lack of diversification of investment of plan assets in the Company’s common stock, by misleading participants and beneficiaries of the plan regarding the Company’s earnings, prospects, and business condition, by failing to act in the sole interest of plan participants, and by failing to monitor the actions of other plan fiduciaries. The complaint seeks certification as a class action, unspecified compensatory damages, attorneys’ fees and costs, and other equitable relief. The proceedings in this matter will be coordinated with the securities lawsuits described above. This ERISA lawsuit is at an early stage, and no answer is currently required to be filed by the Company due to the existence of the automatic stay resulting from the filing of the Chapter 11 Cases. A limited amount of discovery has occurred in this lawsuit. No trial date has been set. The Company believes that the claims asserted in the ERISA litigation are subject to subordination under section

510(b) of the Bankruptcy Code, and as such, the Plan treats these claims as Old Equity Interests that receive no distributions.
By, and subject to, the terms of the Company’s bylaws, the Company has certain obligations to indemnify its current and former officers, directors and employees who have been named as defendants in the lawsuits noted above. Any such indemnification would, however, be a pre-petition liability, and would be treated in accordance with the terms of the Plan. The Company has purchased directors and officers liability insurance (“D&O insurance”) that may provide coverage for some or all of the securities class action lawsuits and governmental investigations. The primary D&O carrier has denied coverage for the Company and for David Hurley. It has not at this time denied coverage with respect to the other individual defendants in the securities class action litigations. The two excess D&O insurance carriers have also reserved their rights to rescind their excess policies. The Company’s fiduciary liability insurance carrier has denied coverage of claims made in connection with the ERISA litigation complaint.
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
An omeprazole-related case has been filed against the Company by Dr. Reddy’s Laboratories Ltd. and Reddy-Cheminor Inc. (collectively, “Dr. Reddy”) in the U.S. District Court for the Southern District of New York in November 2001. The plaintiffs in this case have challenged the validity of five patents that AAIPharma has obtained relating to omeprazole and are seeking a declaratory judgment that their generic form of Prilosec does not infringe these patents. Additionally, they have alleged misappropriation of trade secrets, tortious interference, unfair competition and violations of the North Carolina Unfair Trade Practice Act. The Company has denied the substantive allegations made in these cases. While these plaintiffs have sought approval from the FDA to market a generic form of Prilosec, to the best of the Company’s knowledge as of November 1, 2005, no such FDA approval has been granted to them. In addition, these plaintiffs’ omeprazole product has been found in separate litigation to infringe certain patents of AstraZeneca and the infringement findings have been upheld on appeal. A second lawsuit brought by the plaintiffs involving omeprazole was filed against the Company in July 2001 and was dismissed without prejudice in March 2005.
This lawsuit is in its initial stages and the parties have filed their initial pleadings, but no discovery has yet occurred, no date has been set for trial, and the lawsuit has been inactive for an extended period. The parties have reached an oral understanding to file a stipulated dismissal without prejudice and without cost, but such dismissal has not yet been filed. In the event that the litigation is not settled on terms acceptable to the Company and becomes active hereafter, the Company intends to defend the patents’ validity and the allegations by Dr. Reddy and to determine whether or not Dr. Reddy’s product infringes any of AAIPharma’s relevant patents.
As a pre-petition claimant, should Dr. Reddy’s claim be deemed or adjudicated to be “allowed” – i.e., entitled to recovery on its claims – the recovery on account of such claim will be determined by the Plan.
The other lawsuit involving the Company’s omeprazole patents was brought in December 2002 by it against Kremers Urban Development Co., Schwarz Pharma Inc. and Schwarz Pharma AG (collectively, together with the other named defendants, “KUDCO”) in the U.S. District Court for the Southern District of New York. KUDCO has a generic omeprazole product with FDA marketing approval, was found not to infringe the

AstraZeneca patents in the separate AstraZeneca patent litigation, and is currently selling its generic substitute for Prilosec in the U.S. marketplace.
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
The Company has previously indicated to KUDCO a willingness to grant a license under its omeprazole patents for an appropriate royalty. In the absence of KUDCO taking a royalty-bearing license, AAIPharma is seeking damages equal to a reasonable royalty on all infringing sales by the KUDCO defendants since commercial launch of their generic substitute for Prilosec on December 9, 2002 through the date of a judicial decision in the litigation, and a permanent injunction on subsequent sales thereafter (unless KUDCO takes a license), among other remedies, in the event that the Company ultimately prevails in the litigation. The KUDCO defendants have publicly confirmed sales of their generic omeprazole product during the first twenty-two months after launch of their product of approximately $1.3 billion. In the absence of a license or settlement, subject to the confirmation and consummation of the Plan, the Company intends to vigorously prosecute the case, defend its patent rights and defend against the foregoing defenses and counterclaims asserted by KUDCO. Pursuant to the terms of the Plan, as filed, the Company’s causes of action in this litigation against KUDCO will be transferred to a litigation trust for the benefit of the unsecured creditors of the Debtors.
It is possible that the omeprazole-related patents subject to the foregoing lawsuits will be found invalid, unenforceable or not infringed and, while currently stayed by the court, it is possible that the defendants’ antitrust counterclaims in the KUDCO litigation will ultimately be allowed to proceed and be litigated and, if successful, lead to determination of a monetary judgment. Such a judgment would be a pre-petition claim and, should KUDCO’s claim be “allowed”, the recovery on account of such claim will be determined by the Plan.

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
The lawsuits with Athlon were at an early stage of litigation and discovery was occurring as of the Filing Date, when the automatic stay in the Chapter 11 Cases became effective. No trial date has been set. Should Athlon’s claim be “allowed”, the recovery on account of such claim will be determined by the Plan. Pursuant to the terms of the Plan, as filed, the Company’s causes of action in this litigation against Athlon will be transferred to a litigation trust for the benefit of the unsecured creditors of the Debtors.
CIMA Labs, Inc. (“CIMA”) commenced an action against the Company in the Fourth Judicial District, State of Minnesota, Hennepin County, on August 11, 2004. In its complaint, CIMA alleges that the Company is liable for fraudulent inducement, negligent fraudulent misrepresentation, fraudulent concealment, breach of contract, and attorneys fees and interest, all arising out of an Agreement and Plan of Merger dated as of August 5, 2003, between CIMA and AAIPharma (“Merger Agreement”). CIMA alleges that in the negotiations leading up to the Merger Agreement, the Company engaged in misrepresentations and concealments relating to its financial condition, and that in the Merger Agreement, the Company made false representations and warranties concerning its financial statements, regulatory filings, and absence of material adverse effects, among other things. Much of CIMA’s claims are based on disclosures made by the Company in its Amended Form 10-Q, filed with the SEC on June 24, 2004, for the period ended June 30, 2003. CIMA seeks to recover the amount of $11.5 million, which it paid to AAIPharma as a termination fee under the Merger Agreement, plus additional sums it spent for professional fees and due diligence activities (which it claims are in excess of $5 million), attorneys’ fees, litigation expenses, and interest. The Company answered CIMA’s complaint on September 17, 2004, denying all liability and raising a number of affirmative defenses. Among other things, the Company asserted that CIMA’s termination of the Merger Agreement barred any claims except those based on the Company’s willful breach of its representations, warranties, covenants, or other agreements as set forth in that Agreement. In addition, the Company affirmatively alleged that CIMA terminated the Merger Agreement and paid the termination fee not as the result of any alleged breach by AAIPharma, but rather as part of CIMA’s plan to secure and act on a “Superior Proposal” from another bidder, which allowed it to consummate a transaction with that other bidder on terms that it believed were more favorable to it than those set forth in the Merger Agreement. As of the Filing Date and the imposition of the automatic stay under the Bankruptcy Code, the case was scheduled for trial in the fall of 2005 and the parties were involved in litigation discovery. Should CIMA’s claim be “allowed”, the recovery on account of such claim will be determined by the Plan.
The Company cannot predict the outcomes of these lawsuits.
11. Financial information for subsidiary guarantors and non-guarantors
The Company’s senior subordinated notes, due April 1, 2010, are guaranteed by certain of the Company’s subsidiaries.
The following presents condensed consolidating financial information for the Company, segregating: (1) AAIPharma Inc., which issued the notes (the “Issuer”); (2) the domestic subsidiaries, which guarantee the notes (the “Guarantor Subsidiaries”); and (3) all other subsidiaries (the “Non-Guarantor Subsidiaries”). The Guarantor Subsidiaries are wholly-owned direct subsidiaries of the Company and their guarantees are full, unconditional and joint and several. Wholly-owned subsidiaries are presented on the equity basis of accounting. Certain reclassifications have been made to conform all of the financial information to the financial presentation on a consolidated basis. The principal adjusting entries eliminate investments in subsidiaries and inter-company balances and transactions. The financial information for the Guarantor Subsidiaries includes the results of operations, assets, liabilities and cashflows for the Pharmaceuticals Division, including the assets which were sold to Xanodyne. Financial information presented for the Issuer and the Guarantor Subsidiaries also represents the financial information of the Debtors in the Chapter 11 Cases.
The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:

AAIPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2005
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$11,037	$23,813	$6,197	$(339)	$40,708
Equity earnings from subsidiaries	(7,445)	—	—	7,445	—

Total revenues	3,592	23,813	6,197	7,106	40,708

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	8,350	10,896	3,932	(228)	22,950
Selling expenses	435	475	488	—	1,398
General and administrative expenses	11,113	(3,628)	1,071	—	8,576
Research and development	—	1,147	—	—	1,147
Depreciation	1,115	723	259	—	2,097

Reorganization expenses	—	5,740	—	—	5,740
Royalty expenses	—	124	—	—	124
Intangible asset impairment	—	1,190	—	—	1,190

	21,033	16,667	5,750	(228)	43,222

(Loss) income from operations	(17,441)	7,146	447	7,334	(2,514)

Other income (expense:)
Interest, net	(251)	(8,448)	(3)	—	(8,702)
Net intercompany interest	(786)	786	—	—	—
Other expense, net	(53)	(6,875)	(214)	—	(7,142)

	(1,090)	(14,537)	(217)	—	(15,844)

(Loss) income before income taxes	(18,531)	(7,391)	230	7,334	(18,358)
Provision for (benefit from) income taxes	—	172	1	—	173

Net (loss) income	$(18,531)	$(7,563)	$229	$7,334	$(18,531)

AAIPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended June 30, 2004
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$14,484	$35,191	$6,731	$(422)	$55,984
Equity earnings from subsidiaries	26,174	—	—	(26,174)	—

Total revenues	40,658	35,191	6,731	(26,596)	55,984

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	10,713	15,721	3,927	(171)	30,190
Selling expenses	1,807	8,626	641	—	11,074
General and administrative expenses	13,931	(2,286)	1,055	—	12,700
Research and development	(2)	4,308	—	—	4,306
Depreciation	1,301	410	314	—	2,025
Professional fees — internal inquiry	—	5,103	—	—	5,103
M.V.I. Contingent payment/(gain on sale)	—	(37,546)	—	—	(37,546)
Restructuring charges	—	3,400	—	—	3,400
Royalty expenses	—	509	—	—	509

	27,750	(1,755)	5,937	(171)	31,761

Income (loss) from operations	12,908	36,946	794	(26,425)	24,223

Other expense:
Interest, net	—	(8,817)	65	—	(8,752)
Net intercompany interest	(464)	532	(68)	—	—
Other (expense) income, net	(5,196)	(2,815)	(73)	—	(8,084)

	(5,660)	(11,100)	(76)	—	(16,836)

Income (loss) before income taxes	7,248	25,846	718	(26,425)	7,387
Provision for income taxes	30	141	(2)	—	169

Net income (loss)	$7,218	$25,705	$720	$(26,425)	$7,218

AAIPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2005
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$22,070	$51,275	$11,414	$(586)	$84,173
Equity earnings from subsidiaries	(9,299)	—	—	9,299	—

Total revenues	12,771	51,275	11,414	8,713	84,173

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	16,074	23,774	7,790	(393)	47,245
Selling expenses	990	1,241	971	—	3,202
General and administrative expenses	20,409	(3,510)	1,962	—	18,861
Research and development	—	2,834	—	—	2,834
Depreciation	2,385	1,394	525	—	4,304
Professional fees — internal and government investigations	—	299	—	—	299
Reorganization expenses	—	7,293	—	—	7,293
Royalty expenses	—	225	—	—	225
Intangible asset impairment	—	1,190	—	—	1,190

	39,858	34,740	11,248	(393)	85,453

(Loss) income from operations	(27,087)	16,535	166	9,106	(1,280)

Other income (expense:)
Interest, net	(518)	(19,640)	77	—	(20,081)
Net intercompany interest	(1,419)	1,502	(83)	—	—
Other expense, net	(96)	(6,973)	(471)	—	(7,540)

	(2,033)	(25,111)	(477)	—	(27,621)

(Loss) income before income taxes	(29,120)	(8,576)	(311)	9,106	(28,901)
Provision for (benefit from) income taxes	—	254	(35)	—	219

Net (loss) income	$(29,120)	$(8,830)	$(276)	$9,106	$(29,120)

AAIPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Six Months Ended June 30, 2004
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$28,941	$73,286	$13,403	$(1,159)	$114,471
Equity earnings from subsidiaries	(12,408)	—	—	12,408	—

Total revenues	16,533	73,286	13,403	11,249	114,471

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	20,596	35,443	7,995	(704)	63,330
Selling expenses	3,535	19,302	1,264	—	24,101
General and administrative expenses	26,042	(2,328)	2,126	—	25,840
Research and development	6	10,707	—	—	10,713
Depreciation	2,624	827	586	—	4,037
Professional fees — internal inquiry	—	8,303	—	—	8,303
M.V.I. Contingent payment/(gain on sale)	—	(6,545)	—	—	(6,545)
Restructuring charges	—	3,400	—	—	3,400
Royalty expenses	—	1,009	—	—	1,009

	52,803	70,118	11,971	(704)	134,188

(Loss) income from operations	(36,270)	3,168	1,432	11,953	(19,717)

Other expense:
Interest, net	(17)	(14,483)	103	—	(14,397)
Net intercompany interest	(957)	1,064	(107)	—	—
Other (expense) income, net	(5,074)	(2,808)	(183)	—	(8,065)

	(6,048)	(16,227)	(187)	—	(22,462)

(Loss) income before income taxes	(42,318)	(13,059)	1,245	11,953	(42,179)
Provision for income taxes	36	141	(2)	—	175

Net (loss) income	$(42,354)	$(13,200)	$1,247	$11,953	$(42,354)

AAIPharma Inc.
CONSOLIDATING BALANCE SHEET
(In thousands)

	June 30, 2005
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,511	$95	$152	$—	$4,758
Accounts receivable, net	9,790	(1,199)	4,252	—	12,843
Work-in-progress	3,249	4,931	7,093	(4,910)	10,363
Inventories, net	1,501	3,992	1,238	—	6,731
Prepaid and other current assets	3,023	1,858	445	—	5,376

Total current assets	22,074	9,677	13,180	(4,910)	40,021

Investments in and advances to subsidiaries	66,099	(46,240)	—	(19,859)	—
Property and equipment, net	34,111	10,772	3,494	—	48,377
Goodwill, net	725	1,229	10,962	—	12,916
Intangible assets, net	1,146	182,503	—	—	183,649
Other assets	150	16,058	142	—	16,350

Total assets	$124,305	$173,999	$27,778	$(24,769)	$301,313

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$4,000	$180,000	$—	$—	$184,000
Accounts payable	4,364	111	1,383	—	5,858
Customer advances	6,528	3,870	5,791	(3,555)	12,634
Accrued wages and benefits	1,965	573	1,573	—	4,111
Interest payable	161	912	—	—	1,073
Deferred product revenue	—	91	—	—	91
Other accrued liabilities	3,965	(1,331)	(463)	(711)	1,460
Liabilities subject to compromise	15,690	219,325	—	—	235,015

Total current liabilities	36,673	403,551	8,284	(4,266)	444,242
Other liabilities	18	—	—	—	18
Investments in and advances to subsidiaries	172,903	(177,144)	3,241	1,000	—
Total stockholders’ equity (deficit)	(85,289)	(52,408)	16,253	(21,503)	(142,947)

Total liabilities and stockholders’ equity (deficit)	$124,305	$173,999	$27,778	$(24,769)	$301,313

AAIPharma Inc.
CONSOLIDATING BALANCE SHEET
(In thousands)

	December 31, 2004
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$6,696	$276	$158	$—	$7,130
Accounts receivable, net	10,831	(756)	2,681	—	12,756
Work-in-progress	2,079	4,830	9,745	(6,482)	10,172
Inventories, net	1,871	7,449	1,402	—	10,722
Deferred tax assets	11,110	—	—	—	11,110
Prepaid and other current assets	4,600	2,940	211	—	7,751

Total current assets	37,187	14,739	14,197	(6,482)	59,641

Investments in and advances to subsidiaries	66,099	(46,240)	—	(19,859)	—
Property and equipment, net	36,108	12,501	4,333	—	52,942
Goodwill, net	725	1,229	12,396	—	14,350
Intangibles assets, net	1,159	188,940	—	—	190,099
Other assets	155	21,757	126	—	22,038

Total assets	$141,433	$192,926	$31,052	$(26,341)	$339,070

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$10,500	$341,145	$—	$—	$351,645
Accounts payable	7,057	13,093	1,881	—	22,031
Customer advances	5,208	4,327	6,154	(4,646)	11,043
Accrued wages and benefits	2,553	993	1,335	—	4,881
Interest payable	160	5,578	—	—	5,738
Deferred product revenue	—	4,127	—	—	4,127
Other accrued liabilities	18,940	33,698	(408)	(749)	51,481

Total current liabilities	44,418	402,961	8,962	(5,395)	450,946
Other liabilities	14	—	—	—	14
Investments in and advances to subsidiaries	162,690	(166,510)	3,457	363	—

Total stockholders’ equity (deficit)	(65,689)	(43,525)	18,633	(21,309)	(111,890)

Total liabilities and stockholders’ equity (deficit)	$141,433	$192,926	$31,052	$(26,341)	$339,070

AAIPharma Inc.
CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2005
			Non-Debtor
	Debtor Entities		Entities
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(29,120)	$(8,830)	$(276)	$9,106	$(29,120)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,385	6,631	525	—	9,541
Intangible asset impairment	—	1,190	—	—	1,190
Write-off of deferred financing and related costs	—	6,788	—	—	6,788
Noncash stock based compensation	221	—	—	—	221
Loss on disposal of assets and other	(1)	12	165	—	176
Changes in operating assets and liabilities:
Accounts receivable, net	1,041	443	(1,881)	—	(397)
Work-in-progress	(1,172)	(101)	1,525	(1,571)	(1,319)
Inventories	370	3,456	2	—	3,828
Income taxes recoverable	11,110	—	—	—	11,110
Prepaid and other assets	1,583	(8)	(289)	—	1,286
Accounts payable	315	(5,140)	(281)	—	(5,106)
Customer advances	1,320	(457)	349	1,090	2,302
Accrued wages and benefits	(12)	(421)	393	—	(40)
Interest payable	1	8,145	—	—	8,146
Deferred product revenue	—	(1,197)	—	—	(1,197)
Other accrued liabilities	(2,866)	(14,878)	293	38	(17,413)
Intercompany receivables and payables	19,514	(10,634)	(217)	(8,663)	—

Net cash provided by (used in) operating activities	4,689	(15,001)	308	—	(10,004)

Cash flows from investing activities:
Proceeds from sales of property and equipment	17	2	—	—	19
Purchases of property and equipment	(330)	(48)	(299)	—	(677)
Other	(61)	—	—	—	(61)

Net cash used in investing activities	(374)	(46)	(299)	—	(719)

Cash flows from financing activities:
Proceeds from long-term borrowings	—	180,000	—	—	180,000
Payments on long-term borrowings	(6,500)	(165,000)	—	—	(171,500)
Payments on interest rate swaps, net	—	(129)	—	—	(129)
Other	—	(5)	—	—	(5)

Net cash (used in) provided by financing activities	(6,500)	14,866	—	—	8,366

	Six Months Ended June 30, 2005
			Non-Debtor
	Debtor Entities		Entities
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net (decrease) increase in cash and cash equivalents	(2,185)	(181)	9	—	(2,357)
Effect of exchange rate changes on cash	—	—	(15)	—	(15)
Cash and cash equivalents, beginning of period	6,696	276	158	—	7,130

Cash and cash equivalents, end of period	$4,511	$95	$152	$—	$4,758

AAIPharma Inc.
CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Six Months Ended June 30, 2004
			Non-Debtor
	Debtor Entities		Entities
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(42,354)	$(13,200)	$1,247	$11,953	$(42,354)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	2,471	8,924	586	—	11,981
Write-off of deferred financing and related costs	—	6,229	—	—	6,229
Net gain from asset sale	—	(37,546)	—	—	(37,546)
Non-cash stock based compensation	23	—	—	—	23
Other	1	—	147	—	148
Changes in operating assets and liabilities:
Accounts receivable, net	2,399	32,467	1,297	(3,721)	32,442
Work-in-progress	1,027	430	(1,763)	709	403
Inventories	(589)	(1,765)	(12)	—	(2,366)
Prepaid and other assets	21	(7,132)	(70)	—	(7,181)
Accounts payable	3,485	(1,948)	(801)	—	736
Customer advances	(2,439)	(2,126)	882	(1,002)	(4,685)
Accrued wages and benefits	526	18	532	—	1,076
Interest payable	(5)	(351)	—	—	(356)
Deferred product revenue	—	(20,427)	—	—	(20,427)
Other accrued liabilities	(5,923)	15,235	316	2,962	12,590
Intercompany receivables and payables	39,322	(27,011)	(1,410)	(10,901)	—

Net cash (used in) provided by operating activities	(2,035)	(48,203)	951	—	(49,287)

Cash flows from investing activities:
Purchases of property and equipment	(1,995)	(1,794)	(930)	—	(4,719)
Proceeds from sales of property and equipment	—	88	—	—	88
Proceeds from disposition of pharmaceutical assets	—	91,377	—	—	91,377
Other	(133)	—	—	—	(133)

Net cash used in (provided by) investing activities	(2,128)	89,671	(930)	—	86,613

Cash flows from financing activities:
Proceeds from long-term borrowings	7,500	125,000	—	—	132,500
Payments on long-term borrowings	(8,000)	(156,000)	—	—	(164,000)
Proceeds from interest rate swaps, net	—	(10,112)	—	—	(10,112)
Proceeds from stock option exercises	3,573	—	—	—	3,573
Other	—	(379)	—	—	(379)

	Six Months Ended June 30, 2004
			Non-Debtor
	Debtor Entities		Entities
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) financing activities	3,073	(41,491)	—	—	(38,418)

Net (decrease) increase in cash and cash equivalents	(1,090)	(23)	21	—	(1,092)
Effect of exchange rate changes on cash	—	—	(16)	—	(16)
Cash and cash equivalents, beginning of period	8,161	192	432	—	8,785

Cash and cash equivalents, end of period	$7,071	$169	$437	$—	$7,677

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our quarterly results have been, and we expect them to continue to be, subject to fluctuations. Quarterly results can fluctuate as a result of a number of factors, including without limitation, demand for our product development services, costs and results of ongoing and future litigation by and against us, contractual disputes with customers, progress of ongoing contracts, amounts recognized for licensing and royalty revenues, the commencement, completion or cancellation of large contracts, timing and amounts of start-up expenses for new facilities, changes in the mix of services, restructuring charges, goodwill and intangible asset impairments and debt refinancing costs. Because a large percentage of our development services operating costs are relatively fixed, variations in the timing and progress of large contracts, changes in the demand for our services, or the recognition of licensing and royalty revenues (on projects for which associated expenses may have been recognized in prior periods) can materially affect our quarterly results. Accordingly, we believe that comparisons of our quarterly financial results may not be meaningful. In addition, the filing of the Chapter 11 Cases, described below, during the second quarter of 2005, and the sale of the pharmaceutical assets in July 2005, represent fundamental changes in the nature of our business going forward. There have been no significant changes in our critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”).
Summary
On May 10, 2005, AAIPharma and its domestic subsidiaries (the “Debtors”) filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) seeking relief under the provisions of Chapter 11 of the United States Bankruptcy Code (the “Chapter 11 Cases”). We are presently operating our businesses as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.
As a result of the Chapter 11 filing, generally, actions to enforce or otherwise effect payment of pre-Chapter 11 liabilities are stayed. Pre-petition claims secured by our assets are also stayed, although the holders of such claims have the right to move the court for relief from the stay. Although pre-petition claims are generally stayed, as part of the first day orders issued by the Bankruptcy Court, the Bankruptcy Court authorized us to honor certain pre-petition obligations, including: (i) pre-petition return and chargeback obligations to customers, (ii) Medicaid rebate obligations, (iii) payments to clinical investigators and clinical research monitors, and (iv) payment of certain employee wages and related benefits and reimbursement of employee business expenses. We have been and intend to continue to pay undisputed post-petition obligations of all vendors and other suppliers in the ordinary course of business. In addition, we have rejected certain pre-petition executory contracts and unexpired leases with the approval of the Bankruptcy Court and we may reject additional pre-petition executory contracts and unexpired leases. Any damages resulting from rejection of executory contracts and unexpired leases are treated as general unsecured claims under a Chapter 11 plan.
As a general matter, the Bankruptcy Court set a bar date of August 19, 2005 for non-governmental entities and November 7, 2005 for governmental entities. A bar date is the date by which claims against us must be filed if claimants wish to receive any distribution in the Chapter 11 Cases. Differences between liability amounts asserted by us and claims filed by creditors will be investigated and the Bankruptcy Court will make a final determination of the allowable claim. The determination of how liabilities will ultimately be settled and treated cannot be made until the Bankruptcy Court confirms a Chapter 11 plan.
As a result of our pre-petition losses, the Chapter 11 Cases and circumstances relating to those events, including our debt structure and current economic conditions, realization of assets and liquidation of liabilities are subject to significant uncertainty. We believe that existing cash, including the remaining proceeds from the sale of substantially all of the assets of our Pharmaceuticals Division, and cash from operations, along with the financing provided through our debtor-in-possession financing facility (the “DIP Facility”), as described below, should provide liquidity to allow us to continue as a going concern during the term of the DIP Facility. However, there can be no assurance that these sources of liquidity will be sufficient. Our ability to continue as a going concern is dependent upon our ability to maintain compliance with covenants under the DIP Facility, the ability to generate sufficient cash from operations to meet our obligations as they become due and the ability to have a Chapter 11 plan that provides a manageable debt load for our continuing operations. In the event a Chapter 11 plan is confirmed by the Bankruptcy Court and becomes effective, continuation of our business thereafter will be dependent on our ability to generate sufficient contracts with customers, achieve successful operations, maintain satisfactory capital and liquidity, and obtain access to funds under a credit facility. Until a Chapter 11 plan is confirmed by the Bankruptcy Court and becomes effective, there can be no assurance that we will emerge from the Chapter 11 proceedings, and the effect of the terms and conditions of such Chapter 11 plan on our business cannot be determined.
On July 25, 2005, pursuant to an agreement entered into in May 2005, as amended, we completed the sale of substantially all of the assets of our Pharmaceuticals Division to Xanodyne Pharmaceuticals, Inc. (“Xanodyne”) for $209.25 million, subject to potential adjustment and royalty payments. A portion of the sale proceeds were used to repay our outstanding term and revolving loans under our DIP Facility. A portion of the remaining proceeds was used to pay fees and expenses arising from the transaction, including payments to cure defaults under contracts assigned to Xanodyne in the sale.
The assets sold or licensed to Xanodyne included, among other things: (i) substantially all currently marketed pharmaceutical products (including the inventory of such products); (ii) the rights to three “pipeline” products (i.e. products which we are currently developing); (iii) the option to purchase certain products being developed or which may be developed in the future by us, concerning certain compounds, and (iv) a 50% interest in an additional “pipeline” product. Xanodyne has agreed to pay us certain royalties based on the aggregate net sales of certain of the “pipeline” products through December 31, 2011. However, there can be no assurance that the “pipeline” products will be approved by the FDA or, if approved, will be successfully commercialized; therefore there is substantial uncertainty regarding our ability to receive royalties based on the aggregate net sales of those products. Xanodyne has also committed to purchase a minimum of $20 million of services to be provided by our Development Services Division over the next three years, and an additional $10 million over that period if certain milestones are achieved on a specifically identified pipeline product. There can be no assurance that such milestones will be met, particularly in light of certain delays in the development program which may result in regulatory delays. We also entered into a seven-year manufacturing agreement for certain of the products acquired by Xanodyne.
In the third quarter of 2005, we recorded a gain on the sale of these assets of $29.0 million. The gain on the sale was based on the net cash received, including the amount in escrow, less the book value of the intangible assets, inventories and other items related to the product lines sold. The gain also included an amount assigned to the services agreements discussed above. This amount has been recorded as an intangible asset and will be amortized over the period that services are rendered to Xanodyne.
Subsequent to the sale of these assets to Xanodyne, we do not expect any significant pharmaceutical product revenue or expenses and the only product that that we continued to make available for sale was our Brethine tablet product.
On November 4, 2005, the Debtors filed a Chapter 11 plan (the “Plan”) in the Chapter 11 Cases. The Plan proposes that 100% of the equity of the reorganized Company would be owned by our secured noteholders, subject to dilution from a potential employee equity incentive plan, $4.0 million in cash and our litigation causes of action against KUDCO and Athlon Pharmaceuticals, which are discussed in Note 10 to the Consolidated Financial Statements, would be respectively distributed to the unsecured creditors of the Debtors and to a litigation trust for the benefit of such unsecured creditors, and the existing common stock AAIPharma Inc. would be cancelled, among other provisions. In addition, we will pay $0.2 million to a plan administrator to be selected by our unsecured creditors to fund the claims objection and allowance process with respect to unsecured claims. In order to emerge from Chapter 11, the Debtors will need to (a) obtain Bankruptcy Court approval of the adequacy of the Debtors’ disclosures in the disclosure statement, (b) obtain approval of the Plan by a requisite vote of our noteholders, and (c) obtain “confirmation” of the Plan at a hearing before the Bankruptcy Court, during which the Debtors will seek to show that the Plan complies with all of the requirements of the Bankruptcy Code. The hearing to consider the adequacy of the disclosure statement is scheduled for December 2, 2005. The Plan, as filed, is the result of extensive negotiations among us, the official committee of unsecured creditors and the advisors to an ad hoc committee of our secured noteholders. The Plan has the support of the official committee of unsecured creditors and based upon discussions with the advisors to the ad hoc committee, we believe that the ad hoc committee will support the Plan. There can be no assurances, however, that the Plan will be accepted by the requisite creditors or confirmed by the Bankruptcy Court. The Chapter 11 Plan and related disclosure statement filed by us with the Bankruptcy Court were included as Exhibits 10.1 and 10.2 to our Form 8-K, filed with the Securities and Exchange Commission on November 7, 2005.
Results of Operations
The following table presents the net revenues and our consolidated expenses and net (loss) income for the three and six months ended June 30, 2005 and 2004, with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	(dollars in thousands)
Net revenues:
Product sales	$14,887	37%	$21,781	39%	$31,053	37%	$46,214	40%
Product development (milestones and royalties)	4,039	10%	5,126	9%	8,044	10%	10,041	9%
Development services	19,965	49%	24,581	44%	40,033	47%	49,475	43%
Reimbursed out-of-pocket	1,817	4%	4,496	8%	5,043	6%	8,741	8%

	$40,708	100%	$55,984	100%	$84,173	100%	$114,471	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2005		2004		2005		2004
	(dollars in thousands)
Direct costs (excluding depreciation and royalty expense)	$22,950	56%	$30,190	54%	$47,245	56%	$63,330	55%
Selling expenses	1,398	3	11,074	20	3,202	4	24,101	21
General and administrative expenses	8,576	21	12,700	23	18,861	22	25,840	23
Research and development	1,147	3	4,306	8	2,834	3	10,713	9
Depreciation	2,097	5	2,025	4	4,304	5	4,037	4
Professional fees — internal and government investigations	—	—	5,103	9	299	—	8,303	7
Reorganization expenses	5,740	14	—	—	7,293	9	—	—
M.V.I. contingent payment (gain on sale)	—	—	(37,546)	(67)	—	—	(6,545)	(6)
Restructuring charges	—	—	3,400	6	—	—	3,400	3
Royalty expenses	124	—	509	1	225	—	1,009	1
Intangible asset impairment	1,190	3	—	—	1,190	1	—	—
(Loss) income from operations	(2,514)	(6)	24,223	43	(1,280)	(2)	(19,717)	(17)
Interest expense, net	8,702	21	8,752	16	20,081	24	14,397	13
Loss from extinguishment of debt	(6,788)	(17)	(6,229)	(11)	(6,788)	(8)	(6,229)	(5)
Other (expense) income, net	(354)	(1)	(1,855)	(3)	(752)	(1)	(1,836)	(2)
Provision for income taxes	173	—	169	—	219	—	175	—
Net (loss) income	(18,531)	(46)	7,218	13	(29,120)	(35)	(42,354)	(37)
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands)
Gross revenues	$48,726	$70,292	$102,645	$146,525
Less allowance for customer credits	8,018	14,308	18,472	32,054

Net revenues	$40,708	$55,984	$84,173	$114,471

Allowances for customer credits as a percentage of consolidated gross revenues were 16% and 18% for the three and six months ended June 30, 2005, respectively, as compared to 20% and 22% for the three and six months ended June 30, 2004. This change is primarily related to lower pharmaceutical returns and chargeback reserve needs based on changes in sales mix, primarily due to lower Brethine sales and the sale of our M.V.I. and Aquasol product lines.
Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Our consolidated net revenues for the three months ended June 30, 2005 decreased 27% to $40.7 million, from $56.0 million in the same period in 2004. Net revenues from product sales decreased 32% in the three months ended June 30, 2005 to $14.9 million, from $21.8 million in comparable 2004 period. The decrease resulted from decreased sales volumes in our Roxicodone, Oramorph and Brethine product lines, as well as the divestiture of our M.V.I. and Aquasol product lines in the second quarter of 2004 and calcitriol product line in December 2004. Sales volumes of Roxicodone and Brethine decreased in part due to the introduction of generic versions of these products in the first and second quarters of 2004, respectively. In addition, we decreased the price of our Brethine product significantly in the second half of 2004 due to the introduction of generic competition. Our net revenues for the three months ended June 30, 2005 and 2004 included $0.3 million and $4.7 million, respectively, recognized under the consignment sales method.
The following table presents the net revenues for each of our major pharmaceutical product lines:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(in thousands)
Darvon/Darvocet	$6,676	$6,835	$14,492	$9,992
Brethine	(306)	3,471	(882)	5,549
MVI/Aquasol	—	245	—	5,733
CII Pain Products	7,071	8,531	14,423	19,198
All Other	1,446	2,699	3,020	5,742

Total net revenues	$14,887	$21,781	$31,053	$46,214

Brethine net revenues were negative due to higher than anticipated actual returns received in the first half of 2005 and additional returns reserves recorded based on the estimated level of Brethine ampoule product in wholesaler inventories at June 30, 2005. The M.V.I. and Aquasol product lines were sold to Mayne Pharma (USA) Inc. in April 2004.
Net revenues from our development services business decreased 19% in the three months ended June 30, 2005 to $20.0 million, from $24.6 million in the 2004 period. The decrease was principally attributable to lower revenues from our clinical and analytical services. Customer concerns with respect to our uncertain financial condition have adversely affected our ability to obtain new development service projects, particularly long-term projects. This trend, if it continues, will adversely affect future period net revenues.
Net revenues from product development decreased 21% in the three months ended June 30, 2005 to $4.0 million, or 10% of net revenues, from $5.1 million, or 9% of net revenues, in the 2004 period, primarily due to lower product development revenues under our significant development agreement. Revenues under this agreement were $3.5 million and $4.6 million in the three months ended June 30, 2005 and 2004, respectively. We received the cash associated with this revenue in April 2004. We do not expect any further cash receipts or revenues under this agreement. Based on the development status and anticipated sales levels of other products subject to existing royalty and product development agreements, it is likely that revenues from product development will be substantially lower than historical levels for the near future.
Reimbursed out-of-pocket revenues represent out-of-pocket expenses we incur that are reimbursed to us by our clients. Reimbursed out-of-pocket revenues decreased to $1.8 million in the three months ended June 30, 2005, from $4.5 million in the 2004 period. This decrease is primarily related to fewer projects in our clinical trials operations during this period and is expected to fluctuate from one period to another as a result of changes in the level of activity in the clinical trials that we conduct.
Direct costs (excluding depreciation and amortization) decreased $7.2 million, or 24%, to $23.0 million in the three months ended June 30, 2005, from $30.2 million in the same period in 2004. This decrease in direct costs resulted primarily from the lower pharmaceutical product revenues and resulting lower costs for the product revenues, and a decrease in reimbursable out-of-pocket expenses, as discussed above. Direct costs as a percentage of net revenues were 56% in the three months ended June 30, 2005 as compared to 54% in the 2004 period. Due to the sale of substantially all of the assets of our Pharmaceutical Division in July 2005, we anticipate that our direct costs as a percentage of revenues will be greater going forward as compared to historical periods because the gross margins from our product sales business had historically been greater than the gross margins from our development services business.
Selling expenses decreased 87% in the three months ended June 30, 2005 to $1.4 million, or 3% of net revenues, from $11.1 million, or 20% of net revenues, in the 2004 period. This decrease is primarily due to reduced personnel and marketing and promotional costs. We terminated the agreement with Athlon for our contract sales force in the second quarter of 2004 and we terminated our entire internal pharmaceutical product sales force in the fourth quarter of 2004.
General and administrative costs decreased $4.1 million in the three months ended June 30, 2005 to $8.6 million, or 21% of net revenues, from $12.7 million, or 23% of net revenues, in the 2004 period. This decrease was primarily due to lower employee-related expenses resulting from staff reductions made in 2004, offset by increased legal fees and expenses related to our ongoing litigation. We anticipate that we will continue to incur legal fees and expenses in connection with this litigation in 2005, as well as other litigation, investigations and bankruptcy proceedings. See “Legal Proceedings” in the 2004 Form 10-K for additional information regarding this litigation and other pending litigation.
Research and development expenses were $1.1 million, or 3% of net revenues, in the three months ended June 30, 2005, compared to $4.3 million, or 8% of net revenues, in the 2004 period. The decrease in research and development expenses was primarily attributable to decisions to reduce our active research and development projects due to the liquidity issues we face in 2005. Significant project spending in the second quarter of 2005 was related to our Darvocet line extension program. Due to liquidity constraints, we have curtailed our research and development activities, and as of June 30, 2005 the only product under active development was the Darvocet line extension. As a result of the sale of the pharmaceutical assets, we have ceased all on-going research and development projects.
In the three months ended June 30, 2005, we recorded $5.7 million of reorganization expenses, consisting of legal, financial and consulting professional fees associated with debt restructuring activities, and we expect that these expenses will continue to be significant through the pendency of the Chapter 11 Cases.
In the second quarter of 2004, we recorded $5.1 million of legal, financial and consulting professional fees associated with the internal investigation conducted by a special committee of directors formed by our board of directors to investigate certain matters, as more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.

In April 2004, we sold our M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to adjustments based on inventory levels at closing and other post-closing obligations. A portion of the closing payment was held in escrow to satisfy post-closing obligations under the agreement. The sale resulted in a gain of $39.1 million in the year ended December 31,2004, including $37.5 million that we recorded in the second quarter of 2004.
In the second quarter of 2005, we recorded an asset impairment charge of $1.2 million related to writing-down the remaining intangible assets related to our Brethine product. Brethine was not included in the assets we sold to Xanodyne.
In June 2004, we announced and implemented a work force reduction intended to rationalize our expense base in relation to our revenue. We recorded a $3.4 million restructuring expense representing severance costs and related employee benefit expenses for those affected by the reduction.
Royalty expenses for the three months ended June 30, 2005 were $0.1 million. We accrued royalties based on revenues generated by certain acquired products. Royalty expenses were $0.5 million for the 2004 period.
Our consolidated loss from operations was $2.5 million in the three months ended June 30, 2005, as compared to income from operations of $24.2 million in the 2004 period. This change is primarily attributable to the items discussed above, including the M.V.I. gain in 2004, which was partially offset by the lower selling, research and development and general and administrative expenses.
Income from operations for our product sales business was $3.9 million in the three months ended June 30, 2005, compared to $33.9 million in the comparable 2004 period. This decrease is attributable to the 2004 M.V.I. and Aquasol gain on sale, partially offset by a decrease in revenue due to the divestiture of our M.V.I. and Aquasol product lines, the reduction in sales volumes of our Brethine products and the introduction of generic competition for our Brethine and Roxicodone products.
Income from operations for our development services business was $0.5 million in the three months ended June 30, 2005, compared to $0.7 million in the comparable 2004 period. This change is primarily due to reduced overhead costs, resulting from selling, general and administrative expense restructuring actions taken in 2004, partially offset by the lower revenues, as discussed above, and the resulting decrease in gross margin dollars.
Income from operations for our product development business was $4.0 million in the three months ended June 30, 2005, compared to income from operations of $5.1 million in the comparable 2004 period. This change resulted from the decreased revenues from our significant development agreement, as discussed above.
Unallocated corporate expenses decreased in the three months ended June 30, 2005 to $9.8 million, from $11.2 million in the 2004 period. This decrease is primarily related to the lower employee-related expenses attributable to reductions in force completed in 2004, as discussed above.
Net interest expense was $8.7 million in the three months ended June 30, 2005 as compared to $8.8 million in the 2004 period. This change was due to increased borrowings and interest rates under our senior credit facilities, offset by reduced interest expense related to our senior subordinated notes. The accrual of interest on the senior subordinated notes was suspended at the time of the filing of the Chapter 11 Cases and we suspended the amortization of deferred debt issuance costs related to these notes.

Interest expense for the three months ended June 30, 2005 would have been higher by $3.2 million had we not suspended accruing interest and amortizing these deferred costs. See “Liquidity and Capital Resources” for additional information on changes to our debt.
We recorded no U.S. federal income tax benefit or expense in the three months ended June 30, 2005. We currently believe that it is more likely than not that any deferred tax assets generated during 2005 will not be utilized; therefore, no tax benefit was recorded. Our effective tax rate for the three months ended June 30, 2005 and 2004 was zero.
Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Our consolidated net revenues for the six months ended June 30, 2005 decreased 26% to $84.2 million, from $114.5 million in the same period in 2004. Net revenues from product sales decreased 33% in the six months ended June 30, 2005 to $31.1 million, from $46.2 million in the comparable 2004 period. The decrease resulted from decreased sales volumes in our Roxicodone, Oramorph and Brethine product lines, as well as the divestiture of our M.V.I. and Aquasol product lines in the second quarter of 2004 and calcitriol product line in December 2004, which was partially offset by increases in sales volumes of our Darvon/Darvocet product lines in the first quarter of 2005. Sales volumes of Roxicodone and Brethine decreased in part due to the introduction of generic versions of these products in the first and second quarters of 2004, respectively. In addition, we decreased the price of our Brethine product significantly in the second half of 2004 due to the introduction of generic competition. Our net revenues for the six months ended June 30, 2005 and 2004 included $0.9 million and $9.0 million, respectively, recognized under the consignment sales method.
Net revenues from our development services business decreased 19% in the six months ended June 30, 2005 to $40.0 million, from $49.5 million in the 2004 period. The decrease was principally attributable to lower revenues from our clinical, analytical and sterile manufacturing services. As discussed above, customer concerns with respect to our uncertain financial condition have adversely affected our ability to obtain new development service projects, particularly long-term projects.
Net revenues from product development decreased 20% in the six months ended June 30, 2005 to $8.0 million, or 9% of net revenues, from $10.0 million, or 9% of net revenues, in the 2004 period, primarily due to lower product development revenues under our significant development agreement. Revenues under this agreement were $7.2 million and $9.4 million in the six months ended June 30, 2005 and 2004, respectively.
Reimbursed out-of-pocket revenues decreased to $5.0 million in the six months ended June 30, 2005, from $8.7 million in the 2004 period. This decrease is primarily related to fewer projects in our clinical trials operations during the period, as discussed above.
Direct costs (excluding depreciation and amortization) decreased $16.1 million, or 25%, to $47.2 million in the six months ended June 30, 2005, from $63.3 million in the same period in 2004. This decrease in direct costs resulted primarily from the lower pharmaceutical product and development services revenues and resulting lower costs related to those product and service revenues, and a decrease in reimbursable out-of-pocket expenses. Direct costs as a percentage of net revenues were 56% in the six months ended June 30, 2005 as compared to 55% in the 2004 period.

Selling expenses decreased 87% in the six months ended June 30, 2005 to $3.2 million, or 4% of net revenues, from $24.1 million, or 21% of net revenues, in the 2004 period. This decrease is primarily due to reduced personnel and marketing and promotional costs and the termination of the Athlon agreement, as discussed above.
General and administrative costs decreased $7.0 million in the six months ended June 30, 2005 to $18.9 million, or 22% of net revenues, from $25.8 million, or 23% of net revenues, in the 2004 period. This decrease was primarily due to lower employee-related expenses resulting from staff reductions made in 2004, offset by increased legal fees and expenses related to our ongoing litigation.
Research and development expenses were $2.8 million, or 3% of net revenues, in the six months ended June 30, 2005, compared to $10.7 million, or 9% of net revenues, in the 2004 period. As discussed above, the decrease in research and development expenses was primarily attributable to decisions to reduce our active research and development projects due to the liquidity issues we face in 2005. Significant project spending in 2005 was related to our Lynxorb pain management product and Darvocet line extension program.
In the six months ended June 30, 2005, we recorded $7.3 million of legal, financial and consulting professional fees associated with debt restructuring activities.
In the first half of 2004, we recorded $8.3 million of legal, financial and consulting professional fees associated with the investigation conducted by the special committee, as discussed above.
Also as discussed above, in April 2004, we sold our M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to certain adjustments. The sale resulted in a gain of $37.5 million that we recorded in the second quarter of 2004. The gain was partially offset by a $31.0 million expense we recorded in the first quarter of 2004 for a contingent payment to AstraZeneca AB based on the status of the reformulation of the M.V.I.-12 product. The FDA’s approval in the first quarter of 2004 of the reformulation of this product created an obligation under our product line acquisition agreement for us to make this payment.
As discussed above, in June 2004 we recorded a $3.4 million restructuring expense representing severance costs and related employee benefit expenses for those affected by the work force reduction.
Our consolidated loss from operations was $1.3 million in the six months ended June 30, 2005, as compared to a loss from operations of $19.7 million in the 2004 period. This change is primarily attributable to the items discussed above, including the lower selling, research and development and general and administrative expenses.
Income from operations for our product sales business was $9.2 million in the six months ended June 30, 2005, compared to breakeven in the comparable 2004 period. This increase is attributable to the 2004 M.V.I. Contingent Payment, partially offset by a decrease in revenue due to the divestiture of our M.V.I. and Aquasol product lines, the reduction in sales volumes of our Brethine products and the introduction of generic competition for our Brethine and Roxicodone products.
Income from operations for our development services business was $1.1 million in the six months ended June 30, 2005, compared to $0.8 million in the comparable 2004 period. This change is primarily due to reduced overhead costs, resulting from selling, general and administrative expense restructuring actions taken in 2004, partially offset by the lower revenues, as discussed above, and the resulting decrease in gross margin dollars.
Income from operations for our product development business was $8.0 million in the six months ended June 30, 2005, compared to income from operations of $10.0 million in the comparable 2004 period. This change resulted from the decreased revenues from our significant development agreement, as discussed above.
Unallocated corporate expenses decreased in the six months ended June 30, 2005 to $16.6 million, from $19.7 million in the 2004 period. This decrease is primarily related to the lower employee-related expenses attributable to reductions in force completed in 2004, as discussed above.
Net interest expense was $20.1 million in the six months ended June 30, 2005 as compared to $14.4 million in the 2004 period. This change was due to increased borrowings and interest rates under our senior credit facilities, offset by reduced interest expense related to our senior subordinated notes. The accrual of interest on the senior subordinated notes was suspended at the time of the filing of the Chapter 11 Cases and we suspended the amortization of deferred debt issuance costs related to these notes. Interest expense for the six months ended June 30, 2005 would have been higher by $3.2 million had we not suspended accruing interest and amortizing these deferred costs. See “Liquidity and Capital Resources” for additional information on changes to our debt.
We recorded no U.S. federal income tax benefit or expense in the six months ended June 30, 2005. We currently believe that it is more likely than not that any deferred tax assets generated during 2005 will not be utilized; therefore, no tax benefit was recorded. Our effective tax rate for the six months ended June 30, 2005 and 2004 was zero.
Liquidity and Capital Resources
Historically, we have funded our businesses with cash flows provided by operations and proceeds from asset sales and borrowings. Cash flow used in continuing operations in the first six months of 2005 was $10.0 million, compared to cash flow used in continuing operations of $49.3 million in the first six months of 2004. This change was primarily due to an $11.3 million income tax refund we received in March 2005 and a decrease in the loss from continuing operations in the 2005 period, partially offset by restructuring payments in the first half of 2005 that were reserved for as of December 31, 2004.
Cash used in investing activities was $0.7 million in the first six months of 2005, primarily related to capital spending. Cash provided by investing activities was $86.6 million in the first six months of 2004, primarily related to the cash proceeds from the M.V.I. and Aquasol sale, partially offset by $4.7 million of capital spending.
Net cash provided by financing activities during the first six months of 2005 was $8.4 million, primarily representing repayments of borrowings under our revolving loan facility, compared to net cash used in financing activities of $38.4 million in the first six months of 2004, which primarily represented debt repayments of $164.0 million under previous debt agreements and a termination payment of $9.4 million under our previous interest rate hedging agreement, partially offset by $132.5 million of borrowings under our senior credit facilities and $3.6 million in proceeds from the issuance of common stock related to the exercise of stock options.
Other Commitments and Contingencies
We may have to make contingent payments of $4.7 million over the three-year period ending July 2006, related to the purchase of our Charleston, South Carolina manufacturing facility, based on the level of future manufacturing revenues at this facility. At June 30, 2005, these contingent payment obligations are not liabilities and have not been recorded on our consolidated balance sheet.
For additional information about other contingencies to which we are subject, including litigation and governmental investigations, see Note 10 to the Notes to the Consolidated Financial Statements and “Legal Proceedings” in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2004.
Analysis of Liquidity
We incurred a substantial net loss and loss from operations for 2004 and a substantial net loss in 2005 through the date of the filing of the Chapter 11 Cases. As our financial condition continued to deteriorate, we experienced reduced purchases of our pharmaceutical products by wholesalers who were concerned with our ability to reimburse them for (i) product chargebacks that become due once the pharmaceutical product is purchase by retail outlets and (ii) returns of dated products. In addition, our ability to consummate long-term development contracts was also negatively affected by our financial condition. As a result of our recurring substantial net losses, we did not have available sufficient cash on hand, or the ability to borrow under our then-existing senior credit facilities, to pay the approximately $10.5 million of scheduled interest due on April 1, 2005 on our $175 million of senior subordinated notes due 2010. In addition to attempting to alleviate customer concerns and obtain new contracts to support the business, we sought to mitigate our liquidity issues by exploring the sale of our pharmaceutical assets as well as securing acceptable additional or replacement financing. We and our advisors expended significant effort to meet our liquidity needs.
As a result of our substantial net losses and lack of liquidity, on May 10, 2005, we filed the Chapter 11 Cases. The filing is intended to allow us to continue normal business operations during the restructuring proceedings. We are currently operating as a debtor-in-possession under the jurisdiction of the Bankruptcy Court. As a debtor-in-possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On July 25, 2005, we completed the sale of substantially all of the assets of our Pharmaceuticals Division to Xanodyne. We had previously received approval of the transaction on July 18, 2005 from the Bankruptcy Court.
Under the terms of the agreement, Xanodyne paid $209.25 million upon closing of the transaction, with $8 million of that amount paid to an escrow account to satisfy our post-closing obligations. We used a portion of the proceeds of the sale to repay in full the outstanding term and revolving loans under our

DIP Facility. A portion of the remaining proceeds was used to pay fees and expenses arising from the transaction, including payments to cure defaults under contracts assigned to Xanodyne in the sale.
In March 2002, we issued $175 million of senior subordinated notes due April 1, 2010. The proceeds from the issuance of these notes were $173.9 million, which was net of the original issue discount. These notes initially had a fixed interest rate of 11% per annum and are guaranteed on a subordinated basis by all existing domestic subsidiaries and all future domestic subsidiaries that are owned 80% or more by us. When issued, the notes were not secured.
In April 2004, following the completion of a solicitation seeking the consent of holders of our senior subordinated notes, we entered into a supplemental indenture to, among other things, grant a lien to secure our obligations under the senior subordinated notes, which lien was junior to the liens securing our then-existing senior credit facilities but covered the same collateral, and to increase the interest rate of our senior subordinated notes from 11% per annum to 11.5% per annum effective April 1, 2004.
On October 29, 2004, following the completion of a solicitation seeking the consent of holders of our senior subordinated notes, we entered into an additional supplemental indenture to, among other things:
•	provide that the liens on assets that secure obligations under the senior subordinated notes will continue if all senior debt is repaid, but will resume as junior liens if we thereafter incur any new senior debt; and

•	temporarily increase the interest rate on our senior subordinated notes by 0.5% per annum (to 12% per annum), commencing to accrue on October 1, 2004 and ending on March 31, 2005.
The filing of the Chapter 11 Cases constituted an event of default under our senior subordinated notes. The indenture governing the notes provides that as a result of this event of default, the outstanding amount of the notes became immediately due and payable without further action by any holder of the notes or the trustee under the indenture. In addition, our continuing failure to pay the interest payment due on the notes on April 1, 2005 within 30 days thereafter also constituted an event of default under the notes permitting acceleration thereof. However, the filing of the Chapter 11 Cases stayed all actions by the noteholders with respect to such defaults. The Bankruptcy Court order approving the DIP Facilities, described below, granted, as adequate protection for use during the pendency of the Chapter 11 Cases of the collateral securing the notes prior to the filing of the Chapter 11 Cases, second priority post-petition liens on all of our assets to secure the notes in an amount equal to the aggregate diminution in the value or amount of the noteholders’ interest in such collateral. Such liens were made subject to the liens securing the DIP Facilities and certain other permitted priority liens, fees and expenses.
On April 23, 2004, we entered into $140 million of senior credit facilities with a syndicate of lenders, Silver Point Finance LLC (“Silver Point”) as collateral agent, and Bank of America, N.A., as administrative agent. These senior credit facilities consisted of a two-year, $125 million senior secured term loan facility, which was fully drawn at closing, and a two-year, $15 million senior secured revolving credit facility, of which the entire amount was available for borrowing at closing. These senior credit facilities were secured by a security interest on substantially all of our domestic assets, all of the stock of our domestic subsidiaries and 65% of the stock of our material foreign subsidiaries. Through a series of amendments, waivers and consents, the size of these senior secured credit facilities was increased to consist of a term loan of $165 million and a revolving credit facility of up to $15 million, of which approximately $179.3 million was outstanding immediately prior to the filing of the Chapter 11 Cases.
The filing of the Chapter 11 Cases constituted an event of default under these senior credit facilities. The credit agreement for these senior credit facilities provided that as a result of this event of default, all commitments under the senior credit facilities were automatically terminated and all debt outstanding under the facilities became automatically and immediately due and payable. In addition, as of the expiration of a forbearance period on May 1, 2005, other events of default existed under these senior credit facilities that would have permitted the acceleration of the indebtedness thereunder. However, filing of the Chapter 11 Cases stayed all actions by the lenders with respect to such defaults.
In connection with the filing of the Chapter 11 Cases, on May 12, 2005, we, and our domestic subsidiaries, received interim approval of the Bankruptcy Court for, and entered into, a financing agreement (the “DIP Facilities”) with Silver Point Finance, LLC, as collateral agent, Bank of America, N.A., as a lender and as administrative agent and Sea Pines Funding LLC, TRS Thebe LLC, SIL Loan Funding LLC, SPCP Group LLC, SPF CDO I, LLC and Goldman Sachs Credit Partners, L.P., as lenders. The DIP Facilities provided a $15 million interim, 30-day revolving credit facility to meet our immediate liquidity needs. Upon final approval of the DIP Facilities by the Bankruptcy Court (which was received on June 3, 2005), the DIP Facilities consisted of a revolving credit facility in an aggregate principal amount not to exceed $30 million and a term loan facility in the aggregate principal amount of $180 million. The DIP Facilities expire on the earlier of the effective date of a plan of reorganization or May 12, 2006.
The proceeds of the DIP Facilities were used to repay in full the obligations under our then-existing senior credit facilities (described above) on June 7, 2005, and to pay fees and expenses in connection with the DIP Facilities, and will continue to be used to fund our working capital and general corporate requirements while the Chapter 11 Cases are pending. The term loan facility bore interest at an annual rate of LIBOR plus 8.25% or an annual reference rate plus 7.25%, increasing by 1% three months after a sale of our Pharmaceuticals Division or, if earlier, six months after the closing of the interim facility under the DIP Facilities, and then again every three months thereafter. The revolving credit facility bears interest at an annual rate of LIBOR plus 5% or an annual reference rate plus 4%, increasing by 0.5% three months after a sale of the our Pharmaceuticals Division or, if earlier, six months after the closing of the interim facility under the DIP Facilities, and then again every three months thereafter. On June 30, 2005, 30-day LIBOR was 3.34%. In addition, we became obligated to pay certain fees to the lenders, as described in separate agreements.
The DIP Facilities are scheduled to mature twelve months after the closing thereof; however, we would be obligated to repay the DIP Facilities earlier upon completion of a plan of reorganization that had been confirmed by an order of the Bankruptcy Court. The DIP Facilities also require mandatory prepayment with the net cash proceeds of non-ordinary course asset sales, including the sale our Pharmaceuticals Division, extraordinary receipts and any payments made to the lenders under our existing credit facility that are required to be disgorged to us in the Chapter 11 Cases.
On July 25, 2005, the entire term loan portion of our DIP Facilities was paid off from the proceeds of the sale of substantially all of the assets of our Pharmaceuticals Division and all outstanding loans under the revolving credit portion of our DIP Facilities were repaid as well. Only the $30 million revolving credit facility remains available under the DIP Facilities, which amount, at June 30, 2005, was subject to a $3.6 million reserve against availability.
Obligations under the DIP Facilities are secured by:
•	100% of the capital stock of our domestic subsidiaries;

•	65% of the capital stock of our first-tier foreign subsidiaries; and

•	All of our assets and the assets our existing and future domestic subsidiaries.
The obligations under the DIP Facilities are entitled to super-priority administrative expense claim status under the Bankruptcy Code, subject to the payment of (i) a fee payable to Rothschild Inc. in connection with the sale of the assets of our Pharmaceuticals Division and (ii) a basket of professional fees permitted by the Bankruptcy Court in the Chapter 11 Cases. The DIP Facilities will generally permit the ordinary course payment of professionals and administrative expenses prior to the occurrence of an event of default under the DIP Facilities or a default under the bankruptcy court orders approving the DIP Facilities. The Bankruptcy Court order approving the DIP Facilities authorized us to use our cash (which secures our obligations under the DIP Facilities) in accordance with the restrictions of the DIP Facilities, which generally permit ordinary course uses of cash.
As a result of the items discussed above, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon, but not limited to, formulation, approval and confirmation of a plan of reorganization and the ability to obtain positive results of operations. The consolidated financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern. The consolidated financial statements do not include any adjustments to the recorded amounts or reflect any amounts that may be ultimately paid to settle liabilities and contingencies which may be required in the Chapter 11 reorganization or the effect of any changes, which may be made in connection with our operations resulting from a plan of reorganization.
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
We currently plan to adopt SFAS 123(R) on January 1, 2006. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees under APB 25, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS 123, which was a reduction to net income of approximately $1.0 million and $2.7 million in the three months ended June 30, 2005 and 2004, respectively, and $2.6 million and $5.8 million in the six months ended June 30, 2005 and 2004, respectively
We do not believe that any other recently issued, but not yet effective, accounting standards will have a material impact on the company.
Potential Applicability of Fresh Start Accounting
We may be required, as part of our emergence from bankruptcy protection, to adopt fresh start accounting in a future period. If fresh start accounting is applicable, our assets and liabilities will be recorded at fair value as of the fresh start reporting date. The fair value of our assets and liabilities may differ materially from the recorded values of assets and liabilities on our unaudited condensed consolidated balance sheets. In addition, if fresh start accounting is required, our financial results after the application of fresh start accounting will be different than historical trends and those differences may be material.
Risk Factors and Forward Looking Statements
Forward-Looking Statements and “Safe Harbor” Language
This report contains forward-looking statements within the meaning of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Words such as “estimate,” “project,” “intend,” “anticipate,” “believe” and similar expressions are intended to identify forward-looking statements. The forward-looking statements contained in this report include statements about future financial and operating results, including the anticipated financial condition, results of operations, business strategies, operating efficiencies, competitive positions, growth opportunities for existing products and businesses, and markets for our common stock. Forward-looking statements also include statements about any plan of reorganization in the Chapter 11 Cases (and any debt or equity restructuring or financing obtained or effected in connection therewith), potential asset sales, our internal control over financial reporting, and plans and objectives of our management. These statements are based on the current expectations and beliefs of our management and are subject to a number of factors and uncertainties, including the matters noted above, that could cause actual outcomes to differ materially from those described in the forward-looking statements. These statements are not guarantees of future outcomes, involve certain risks, uncertainties and assumptions that are difficult to predict, and are based upon assumptions as to future events that may not prove accurate. Therefore, actual outcomes may differ materially from what is expressed in the forward-looking statement. Additional risks and uncertainties pertaining to the following factors, among others, could cause actual results to differ materially from those described in the forward-looking statements:
•	our ability to obtain requisite approval of the Plan or any other Chapter 11 plan that would permit AAIPharma to emerge from bankruptcy proceedings as a going concern,

•	the uncertainty whether a Chapter 11 plan, as approved in the bankruptcy proceedings, would provide for any continuing ownership interest in the Company for the current holders of our common stock,

•	our ability to continue to operate our business effectively in light of the significant diversion of resources, including management attention, in connection with our pending bankruptcy proceedings,

•	the uncertainty of the timing of any approval of a Chapter 11 plan and the consequent continuation of our bankruptcy proceedings until such approval is obtained, including the impact of heightened legal fees and other expenses during the pendency of these proceedings,

•	our ability to attract, retain and complete product development projects and other customer relationships, which ability has been significantly adversely affected by the uncertainties regarding our financial condition and our bankruptcy proceedings,

•	our ability to comply with the DIP Facilities,

•	our ability to obtain sufficient sources of capital to fund operating needs upon termination or expiration of the DIP Facilities,

•	our ability to generate sufficient cash from operations for our cash needs,

•	our ability to continue to operate in the ordinary course and to manage our relationships with our lenders, noteholders, customers, vendors and suppliers and employees,

•	our ability to obtain critical supplies,

•	the impact of material weaknesses in internal control over financial reporting on our ability to timely prepare accurate financial statements and to avoid material adverse effects on our financial and operational results,

•	our ability to timely remediate identified material weaknesses in internal control over financial reporting,

•	the investigations by the U.S. Attorney’s office and the SEC into our financial reporting and related activity,

•	the outcome of pending litigation filed against us, if not included within the Plan,

•	the outcome of pending litigation we have filed against others, if not included within the Plan,

•	significant changes in our management team and the loss of critical personnel,

•	our ability to attract critical personnel,

•	demand for our services,

•	the prices that we can obtain for our services,

•	the level of competition we face,

•	the amounts and timing of product returns and chargebacks and their impact on our ability to receive the portion of the purchase price for assets of the Pharmaceuticals Division held in escrow,

•	timely success in product development and regulatory approvals for new products and line extensions for which we may be entitled to receive royalty payments,

•	actions by the United States Food and Drug Administration (“FDA”) in connection with submissions related to products with respect to which we may be entitled to receive royalties,

•	activities of third parties to successfully commercialize products to which we may be entitled to royalties,

•	other governmental regulations and actions affecting our services or the products with respect to which we may be entitled to receive royalties,

•	developments in patent or other proprietary rights owned by us or others, and

•	general conditions in the economy and capital markets.
The ultimate outcome of matters with respect to which we make forward-looking statements and the terms of any Chapter 11 plan ultimately confirmed can affect the value of our various pre-petition liabilities and common stock. No assurance can be given as to what value, if any, will be distributed in the bankruptcy proceedings to holders of claims against and equity interests in our company. If confirmed by the Bankruptcy Court, the Plan that we have proposed would result in the cancellation of our outstanding shares of common stock, which would mean that holders of our common stock would receive no distributions under the Chapter 11 Plan and their shares of common stock would be cancelled. Accordingly, we urge that appropriate caution be exercised with respect to existing and future investments in our common stock or any claims relating to pre-petition liabilities.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies changes. If foreign exchange rates were to increase by 10%, our net loss would have been higher by approximately $20,000 in the six months ended June 30, 2005 due to the reduction in reported results from European operations.
We are also exposed to fluctuations in interest rates on borrowings under our senior credit facilities. The interest rates payable on these borrowings are based on LIBOR. If LIBOR rates were to increase by 1%, annual interest expense on our variable rate debt would increase by approximately $1.8 million.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are to be designed to reasonably assure that material information we must disclose in our reports filed or submitted under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported on a timely basis and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. As a result of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2005 due to the material weaknesses described in our management’s report on internal control over financial reporting included in Item 8 of our 2004 Form 10-K and outlined below. As of June 30, 2005, none of the material weaknesses identified in the 2004 Form 10-K, which are listed below, have been fully remediated:
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
Changes in Internal Controls
We made the following changes in our internal control over financial reporting during the second quarter of 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting:
•	During the second quarter of 2005 a review of the process used for accounting for the issuance of supplies inventory used in the non-clinical portion of our Development Services business was performed by a task force identified to address this issue and determine the appropriate control procedures to implement in this process. The process improvements identified were implemented during the second quarter of 2005. These procedures provide additional control over the accounting for inventory of certain supplies used in the non-clinical portion of the Development Services business. Management is continuing to perform physical counts of this inventory quarterly in order to gain assurance as to the reported non-clinical supplies inventory amounts as well as continuing to review the processes used in this area in order to develop additional control procedures.
We do not believe that these changes or the changes to internal control over financial reporting that we implemented during 2004 as well as the first quarter of 2005, to address the material weaknesses described in management’s report of its assessment of internal control over financial reporting (for information about these 2004 and first quarter 2005 enhancements, please see Item 9A of our 2004 Form 10-K and Item 4 of our Form 10-Q for the first quarter of 2005), fully remediate the material weaknesses. Accordingly, we are in the process of implementing the following specific enhancements to our internal control over financial reporting related to the material weaknesses described in our 2004 Form 10-K:
•	Management is currently reviewing the invoicing processes for our Development Services Division and determining areas where more control and review processes should be added. We are currently in the process of developing these new procedures; however, we do not expect these to be in place until the fourth quarter of 2005. To provide assurance on the financials as they relate to the invoicing function, management is performing quarterly internal audits of the Development Services invoicing function.

•	While new procedures were implemented during the second quarter of 2005 for the accounting for the issuance of certain inventory used in the non-clinical portion of our Development Services business, management is continuing to review the processes used in this area and determining where additional controls may be implemented.
Management is still considering additional control implementations that will be needed to adequately address the identified material weaknesses and is also monitoring the implemented control procedures to ensure they are performed properly. In order to remediate the numerous material weaknesses in our internal control over financial reporting, we will be required to devote significant financial resources and management attention to our remediation efforts. Due to the demands of our bankruptcy proceedings and human resources constraints, we may not be able to devote sufficient financial resources to successfully remediate the material weaknesses in our internal controls that we have identified. In addition, our management is currently focused on matters arising in our bankruptcy proceedings, including the development of a plan of reorganization, while continuing to operate our business, and thus may not be able to devote sufficient time and attention to our remediation efforts.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no material developments in the legal proceedings described in “Legal Proceedings” in our 2004 Form 10-K, which was filed with the SEC on April 27, 2005, except as described in “Commitments and Contingencies” in Note 10 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The purchase of Company common stock as the employer match under the Company’s Retirement and Savings Plan was discontinued in the first quarter of 2005.
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
The filing of the Chapter 11 Cases constituted an event of default under our senior subordinated notes. The indenture governing the notes provides that as a result of this event of default, the outstanding amount of the notes became immediately due and payable without further action by any holder of the notes or the trustee under the indenture. In addition, our continuing failure to pay the interest payment due on the notes on April 1, 2005 within 30 days thereafter also constituted an event of default under the notes permitting acceleration thereof. However, the acceleration of the notes has been stayed as a result of the filing of our Chapter 11 Cases.
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

AAIPharma Inc.
Date: November 9, 2005	By:	/s/Ludo J. Reynders
Ludo J. Reynders
Chief Executive Officer

Date: November 9, 2005	By:	/s/ Matthew E. Czajkowski
Matthew E. Czajkowski
Chief Financial Officer

AAIPharma Inc.
Exhibit Index

Exhibit
No.	Description
10.1	Asset Purchase Agreement between Xanodyne Pharmaceuticals, Inc., AAIPharma Inc. and aaiPharma LLC dated as of May 6, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of AAIPharma Inc. dated May 12, 2005

10.2	Financing Agreement, dated as of May 12, 2005, by and among AAIPharma Inc., Applied Analytical Industries Learning Center, Inc., AAI Technologies, Inc., AAI Properties, Inc., AAI Japan, Inc., Kansas City Analytical Services, Inc., AAI Development Services, Inc., aaiPharma LLC, AAI Development Services, Inc., the financial institutions from time to time party thereto, Silver Point Finance, LLC, as collateral agent for the lenders, and Bank of America, as administrative agent for the lenders, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of AAIPharma Inc. dated May 12, 2005

10.3	First Amendment to Asset Purchase Agreement between Xanodyne Pharmaceuticals, Inc., aaiPharma Inc. and aaiPharma LLC dated as of June 7, 2005, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of AAIPharma Inc. dated July 22, 2005

31.1	Certification pursuant to Exchange Act Rule 13a – 14(a) of Dr. Ludo J. Reynders

31.2	Certification pursuant to Exchange Act Rule 13a – 14(a) of Matthew E. Czajkowski

32.1	Certification Pursuant to 18 U.S.C. Section 1350**
*