Form 10-Q
period 2005-09-30
AAIPHARMA INC
filed 2005-11-09
CIK 1013243

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
At September 30, 2005, we owned the following registered and unregistered trademarks referenced herein: Brethine®, AzaSan®, AAIPharma® and AAI®. AzaSan® is a registered trademark owned by us and licensed to Salix Pharmaceuticals. We also reference trademarks owned by other companies. Darvocet®, Darvon®, Darvon-N®, Darvocet-N®, Darvocet A500®, Lynxorb™, Oramorph® SR and Roxicodone® are trademarks, or registered trademarks, owned by Xanodyne Pharmaceuticals, Inc. Unless the context otherwise requires, references in this document to Darvon are to Darvon® and Darvon-N®, collectively, and references to Darvocet are to Darvocet-N® and Darvocet A500®, collectively. Duraclon® is a registered trademark owned by Fujisawa Healthcare, Inc. that was licensed to Xanodyne Pharmaceuticals, Inc. M.V.I.®, M.V.I.-12®, M.V.I. Pediatric®, Aquasol®, Aquasol A® and Aquasol E® are registered trademarks owned by Mayne Pharma (USA) Inc. Prilosec® is a registered trademark owned by AstraZeneca. Unless the context otherwise requires, references to M.V.I. are to M.V.I.-12® and M.V.I. Pediatric®, collectively, and references to Aquasol are to Aquasol A® and Aquasol E®, collectively. All references in this document to any of these terms lacking the “®” or “ TM” symbols are defined terms that reference the products, technologies or businesses bearing the trademarks with these symbols. See Note 1 to the financial statements for discussion of the sale of substantially all of the assets of our Pharmaceuticals Division in July 2005, including the sale or assignment of our rights to the Darvocet, Darvon, Lynxorb, Oramorph, Duraclon and Roxicodone trademarks.
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
SIGNATURES
EXHIBIT INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AAIPharma Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net revenues:
Product sales	$3,263	$13,520	$34,316	$59,734
Product development (milestones and royalties)	282	4,481	8,326	14,522
Development services	18,588	23,054	58,621	72,529
Reimbursed out-of-pocket	1,823	4,631	6,866	13,372

	23,956	45,686	108,129	160,157

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense):
Product sales (includes product rights amortization of $872, $3,972, $6,110 and $11,916)	2,286	10,404	17,620	35,494
Development services	14,802	12,749	41,670	42,248
Reimbursable out-of-pocket	1,823	4,631	6,866	13,372

Total direct costs	18,911	27,784	66,156	91,114

Selling expenses	1,204	6,021	4,406	30,122
General and administrative expenses	7,379	9,478	26,240	35,318
Research and development	444	3,134	3,278	13,847
Depreciation	2,033	2,367	6,337	6,404
Professional fees — internal and government investigations	—	769	299	9,072
Reorganization expenses	4,018	—	11,311	—
Pharmaceutical assets gain on sale	(29,046)	—	(29,046)	—
M.V.I. contingent payment/(gain on sale)	—	(1,567)	—	(8,112)
Restructuring charges	—	13,719	—	17,119
Royalty expenses	22	357	247	1,366
Intangible asset impairment	—	5,250	1,190	5,250

Total operating costs and expenses	4,965	67,312	90,418	201,500

Income (loss) from operations	18,991	(21,626)	17,711	(41,343)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Other income (expense):
Interest, net	(2,093)	(9,469)	(22,174)	(23,866)
Loss from extinguishment of debt	(5,644)	—	(12,432)	(6,229)
Other	(438)	(275)	(1,190)	(2,111)

	(8,175)	(9,744)	(35,796)	(32,206)

Income (loss) before taxes	10,816	(31,370)	(18,085)	(73,549)
Provision for income taxes	—	4,583	219	4,758

Net income (loss)	$10,816	$(35,953)	$(18,304)	$(78,307)

Basic earnings (loss) per share	$0.38	$(1.26)	$(0.64)	$(2.74)

Weighted average shares outstanding	28,586	28,586	28,586	28,558

Diluted earnings (loss) per share	$0.38	$(1.26)	$(0.64)	$(2.74)

Weighted average shares outstanding	28,586	28,586	28,586	28,558

The accompanying notes are an integral part of these financial statements.

AAIPharma Inc.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,471	$7,130
Restricted cash	6,346	—
Accounts receivable, net	7,850	12,756
Work-in-progress	10,513	10,172
Inventories, net	3,122	10,722
Income tax recoverable	—	11,110
Prepaid and other current assets	4,020	7,751

Total current assets	36,322	59,641
Property and equipment, net	44,254	52,942
Goodwill, net	12,898	14,350
Intangible assets, net	6,537	190,099
Other assets	14,004	22,038

Total assets	$114,015	$339,070

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current maturities of long-term debt	$—	$351,645
Accounts payable	8,244	22,031
Customer advances	10,658	11,043
Accrued wages and benefits	3,686	4,881
Interest payable	132	5,738
Deferred product revenue	—	4,127
Other accrued liabilities	3,575	51,481
Liabilities subject to compromise	219,771	—

Total current liabilities	246,066	450,946
Other liabilities	9	14
Stockholders’ equity (deficit):
Common stock	29	29
Paid-in capital	91,425	91,425
Accumulated deficit	(225,782)	(207,478)
Accumulated other comprehensive income	2,281	4,398
Deferred compensation	(13)	(264)

Total stockholders’ equity (deficit)	(132,060)	(111,890)

Total liabilities and stockholders’ equity (deficit)	$114,015	$339,070

The accompanying notes are an integral part of these financial statements.

AAIPharma Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net loss	$(18,304)	$(78,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,730	18,320
Intangible asset impairment	1,190	5,250
Write-off of deferred financing and related costs	8,482	6,229
Net gain from asset sale	(29,046)	(39,113)
Noncash stock based compensation	251	104
Loss on disposal of assets and other	221	237
Changes in operating assets and liabilities:
Accounts receivable, net	4,592	27,895
Work-in-progress	(1,483)	1,083
Inventories	3,892	(1,824)
Income taxes recoverable	11,110	8,728
Prepaid and other assets	1,773	(5,889)
Accounts payable	(5,187)	(318)
Customer advances	337	(3,768)
Accrued wages and benefits	(463)	1,542
Interest payable	7,205	4,760
Deferred product revenue	(4,127)	(35,032)
Other accrued liabilities	(18,204)	24,525

Net cash used in operating activities	(25,031)	(65,578)

Cash flows from investing activities:
Proceeds from sales of property and equipment	19	97
Purchases of property and equipment	(1,707)	(5,475)
Proceeds from disposition of pharmaceutical assets	205,952	92,944
Funds deposited in restricted cash account	(8,000)	—
Payments from restricted cash account	1,654	—
Other	35	(199)

Net cash provided by investing activities	197,953	87,367

Cash flows from financing activities:
Proceeds from long-term borrowings	180,000	147,500
Payments on long-term borrowings	(355,500)	(164,000)
Payments on interest rate swaps, net	(129)	(10,203)
Proceeds from stock option exercises	—	3,574
Other	68	(292)

Net cash used in financing activities	(175,561)	(23,421)

	Nine Months Ended
	September 30,
	2005	2004
Net decrease in cash and cash equivalents	(2,639)	(1,632)
Effect of exchange rate changes on cash	(20)	(10)
Cash and cash equivalents, beginning of period	7,130	8,785

Cash and cash equivalents, end of period	$4,471	$7,143

Supplemental information, cash paid for:
Interest	$10,990	$17,868

Income taxes (refunds)	$(11,060)	$5,923

The accompanying notes are an integral part of these financial statements.

AAIPharma Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$10,816	$(35,953)	$(18,304)	$(78,307)
Currency translation adjustments, net of tax	42	384	(2,117)	(664)

Comprehensive income (loss)	$10,858	$(35,569)	$(20,421)	$(78,971)

The accompanying notes are an integral part of these financial statements.

AAIPharma Inc.
Notes to Consolidated Financial Statements
(Unaudited)
1. Basis of presentation and other matters
AAIPharma Inc. (“AAIPharma” or the “Company”) is a science-based company with corporate headquarters in Wilmington, North Carolina with over 25 years experience in drug development. The Company offers comprehensive drug development services to the pharmaceutical, biotechnology, generic and medical device industries. The Company also sold branded pharmaceutical products, primarily in the area of pain management, prior to the asset sale in July 2005, as discussed below. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission (the “SEC”) regulations for interim financial information. These financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States for annual financial statements. The consolidated financial information as of December 31, 2004 has been derived from audited financial statements; certain amounts from the three and nine months ended September 30, 2004 have been reclassified for consistent presentation with current year financial statements. It is presumed that users of this interim financial information have read or have access to the audited financial statements for the preceding fiscal year, which were included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Form 10-K”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included in these interim financial statements. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full year.
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
The Company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for its stock option plans; therefore, compensation expense has not been recognized for options granted at fair value. Under APB 25, if the exercise price of the Company’s stock options is not less than the estimated fair market value of the underlying stock on the date of grant, no compensation expense is recognized. If compensation cost for the Company’s plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the fair value method of Statement of Financial Accounting Standards No. 123 “Accounting for Stock Based Compensation” (“SFAS 123”), the Company’s net income (loss) and income (loss) per share would have been changed to the pro forma amounts indicated below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net income (loss), as reported	$10,816	$(35,953)	$(18,304)	$(78,307)
Add back deferred compensation expense, net of tax	18	49	151	62
Less pro forma stock-based compensation cost, net of tax	829	1,088	3,721	4,635

Pro forma net income (loss)	$10,005	$(36,992)	$(21,874)	$(82,880)

Income (loss) per share:
As reported —
Basic	$0.38	($1.26)	($0.64)	($2.74)
Diluted	$0.38	($1.26)	($0.64)	($2.74)
Pro forma —
Basic	$0.35	($1.29)	($0.77)	($2.90)
Diluted	$0.35	($1.29)	($0.77)	($2.90)
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
On November 4, 2005, the Debtors filed a Chapter 11 plan (the “Plan”) in the Chapter 11 Cases. The Plan proposes that 100% of the equity of the reorganized Company (subject to dilution from a potential employee equity incentive plan) would be owned by the Company’s secured noteholders, $4.0 million in cash and the litigation causes of action against KUDCO and Athlon Pharmaceuticals, which are described in Note 11, would be respectively distributed to the unsecured creditors of the Debtors and to a litigation trust for the benefit of such unsecured creditors, and the existing common stock of AAIPharma Inc. would be cancelled, among other provisions. In addition, the Company will pay $0.2 million to a plan administrator to be selected by the Company’s unsecured creditors to fund the claims objection and allowance process with respect to unsecured claims. In order to emerge from Chapter 11, the Debtors will need to (a) obtain Bankruptcy Court approval of the adequacy of the Debtors’ disclosures in the disclosure statement, (b) obtain approval of the Plan by a requisite vote of our noteholders and unsecured creditors, and (c) obtain “confirmation” of the Plan at a hearing before the Bankruptcy Court, during which the Debtors will seek to show that the Plan complies with all of the requirements of the Bankruptcy Code. The hearing to consider the adequacy of the disclosure statement is scheduled for December 2, 2005. The Plan, as filed, is the result of extensive negotiations among the Company, the official committee of unsecured creditors and the advisors to an ad hoc committee of the Company’s secured noteholders. The Plan has the support of the official committee of unsecured creditors and based upon discussions with the advisors to the ad hoc committee, the Company believes that the ad hoc committee will support the Plan. There can be no assurances, however, that the Plan will be accepted by the requisite creditors or confirmed by the Bankruptcy Court. The Plan and disclosure statement filed by the Company with the Bankruptcy Court were included as Exhibits 10.1 and 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 7, 2005.
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
The following table sets forth the liabilities subject to compromise as of September 30, 2005:

September 30,
2005
(In thousands)
Current maturities of long-term debt	$176,067
Accounts payable	7,746
Accrued wages and benefits	576
Interest payable	12,811
Deferred product revenue	—
Other accrued liabilities	22,571

$219,771

The following table reconciles the liabilities subject to compromise from June 30, 2005 to September 30, 2005:

Balance at June 30, 2005	$235,015
Settlement of minimum purchase commitment	(11,695)
Bankruptcy Court approved settlement	(1,032)
Other adjustments	(2,517)

Balance at September 30, 2005	$219,771

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
Under the terms of the agreement, Xanodyne paid $209.25 million upon closing of the transaction, with $8 million of that amount paid to an escrow account to satisfy AAIPharma’s post-closing obligations. AAIPharma used a portion of the proceeds of the sale to repay the outstanding term and revolver loans under its debtor-in-possession financing facility. A portion of the remaining proceeds was used to pay fees and expenses arising from the transaction, including payments to cure defaults under contracts assigned to Xanodyne in the sale. The escrow account is reflected on the consolidated balance sheet as restricted cash. The restricted cash balance represents amounts still available to satisfy the Company’s post-closing obligations or, in the absence of chargeable obligations against the escrow during its remaining duration, payment over to the Company.
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
The Company recorded a gain on the sale of these assets of $29.0 million. The gain on the sale was based on the net cash received, including the amount in escrow, less the book value of the intangible assets, inventories and other items related to the product lines sold. The gain also included an amount assigned to the services agreements discussed above. This amount has been recorded as an intangible asset and will be amortized over the period that services are rendered to Xanodyne.
Reorganization Expenses
In the three and nine months ended September 30, 2005, the Company recorded $4.0 million and $11.3 million, respectively, of legal, financial and consulting professional fees associated with debt restructuring and reorganization activities, and expects that these expenses will continue to be significant through the pendency of the Chapter 11 Cases.

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
The Company currently plans to adopt SFAS 123(R) on January 1, 2006. This change in accounting is not expected to materially impact the Company’s financial position. However, because the Company currently accounts for share-based payments to its employees under APB No. 25, the results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had the Company applied the fair-value criteria established by SFAS 123(R) to previous stock option grants, the impact to its results of operations would have approximated the impact of applying SFAS 123, which was a reduction to net income of approximately $0.8 million and $1.0 million in the three months ended September 30, 2005 and 2004, respectively, and $3.6 million and $4.6 million in the nine months ended September 30, 2005 and 2004, respectively.
No other recently issued, but not yet effective, accounting standards are believed to have a material impact on the Company.
2. M.V.I. and Aquasol Product Line Sale and Contingent Payment
On April 26, 2004, the Company sold its M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. for $105 million, subject to certain adjustments based on inventory levels at closing and other post-closing obligations (the “M.V.I. and Aquasol Sale”). A portion of the closing payment was held in escrow to satisfy post-closing obligations under the agreement. The Company received approximately $1.6 million from this escrow in September 2004 and does not anticipate receiving any additional payments out of this escrow. The M.V.I. and Aquasol Sale resulted in a gain of $39.1 million that the Company recorded in the second and third quarters of 2004. The gain on the sale was based on the net cash received from the sale less the book value of the intangible assets, inventories and other items related to the product lines sold.
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

3. Income taxes
The Company recorded no net U.S. federal income tax benefit or expense in the three and nine months ended September 30, 2005, primarily as a result of a forecasted net loss before taxes for the year ended December 31, 2005. Any tax benefit would be offset by a valuation allowance for the entire amount because it is more likely than not that the deferred tax asset resulting from this benefit will not be realized.
4. Income (loss) per share
Basic income (loss) per share is based on the weighted average number of common shares outstanding during the year. Diluted income (loss) per share is computed assuming that the actual weighted average number of common shares outstanding was increased by the exercise of stock options issued to employees and members of the Company’s Board of Directors under the treasury stock method. The diluted per share amounts reflect a change in the number of shares outstanding (the “denominator”) to include the options as if they were exercised and converted to shares and issued, unless their inclusion would be anti-dilutive. During the three and nine months ended September 30, 2004, no options and approximately 360,000 options, respectively, were exercised for aggregate proceeds to the Company of $3.6 million. No options were exercised in the three and nine months ended September 30, 2005. In the three months ended September 30, 2005, 5.3 million options had no dilutive effect due to their exercise prices being in excess of the market price of the Company’s common stock. In the three months ended September 30, 2004, 5.2 million options were excluded as they were anti-dilutive. In the nine months ended September 30, 2005 and 2004, 6.1 million and 4.4 million options, respectively, were excluded as they were anti-dilutive.
The following table provides a reconciliation of the denominator for the basic and diluted earnings (loss) per share computations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Basic income (loss) per share:
Weighted average number of shares	28,586	28,586	28,586	28,558

Effect of dilutive securities:
Stock options	—	—	—	—

Diluted income (loss) per share:
Adjusted weighted average number of shares and assumed conversions	28,586	28,586	28,586	28,558

5. Financial information by business segment and geographic area
Prior to the Company’s sale of substantially all of the assets of its Pharmaceuticals Division on July 25, 2005, as discussed in Note 1, the Company operated in three business segments consisting of a product sales business, primarily comprised of its Pharmaceuticals Division, a product development business, primarily the research and development business unit, and a development services business, primarily the AAI Development Services business unit. The product sales business provided for the sales of the Company’s pharmaceutical product lines. In the product development segment, the Company internally develops drugs and technologies for future sales by the product sales business or with the objective of licensing marketing rights to third parties in exchange for license fees and royalties. The core services provided by the development services business on a fee-for-service basis to pharmaceutical and biotechnology industries worldwide include comprehensive formulation, testing and manufacturing expertise, in addition to the ability to take investigational products into and through human clinical trials. As discussed in the Form 10-Q for the quarter ended March 31, 2005, the operational structure of the Company has been reorganized as a result of the transfer of all research and development business unit employees to either the Pharmaceuticals Division or the Development Services Division, however, the financial information for three segments was still reported to the chief executive officer. Therefore, the Company continues to have three reportable segments for the period ended September 30, 2005. The majority of the Company’s non-U.S. operations are located in Germany.
Corporate income (loss) from operations includes general corporate overhead costs which are not directly attributable to a business segment. Financial data by segment and geographic region are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Net revenues:
Product sales	$3,263	$13,520	$34,316	$59,734
Product development (milestones and royalties)	282	4,481	8,326	14,522
Development services	18,588	23,054	58,621	72,529
Reimbursed out-of-pockets	1,823	4,631	6,866	13,372

	$23,956	$45,686	$108,129	$160,157

United States	$18,060	$39,912	$91,406	$142,140
Germany	5,855	5,755	16,794	18,253
Other	95	191	570	1,095
Less intercompany	(54)	(172)	(641)	(1,331)

	$23,956	$45,686	$108,129	$160,157

Income (loss) from operations:
Product sales	$28,671	$(7,090)	$37,915	$(7,096)
Product development (milestones and royalties)	282	4,481	8,326	14,522
Development services	(1,691)	(5,004)	(604)	(4,168)

	27,262	(7,613)	45,637	3,258

Research and development expense	(514)	(3,748)	(3,525)	(14,663)
Corporate	(7,757)	(10,265)	(24,401)	(29,938)

	$18,991	$(21,626)	$17,711	$(41,343)

United States	$18,985	$(21,963)	$17,540	$(43,110)
Germany	176	493	586	1,850
Other	(170)	(156)	(415)	(83)

	$18,991	$(21,626)	$17,711	$(41,343)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Depreciation and amortization:
Product sales	$1,029	$4,240	$7,083	$12,629
Development services	1,583	1,322	3,980	3,703
Research and development expense	70	145	247	347
Corporate	507	632	1,420	1,641

	$3,189	$6,339	$12,730	$18,320

	September 30,	December 31,
	2005	2004
Total assets:
Product sales	$12,350	$233,682
Product development (milestones and royalties)	1,380	14,777
Development services	54,537	51,939
Corporate	45,748	38,672

	$114,015	$339,070

United States	$87,093	$308,018
Germany	26,312	29,077
Other	610	1,975

	$114,015	$339,070

Goodwill, net:
Development services	$12,898	$14,350

6. Accounts receivable, net
The following table presents the components of accounts receivable:

	September 30,	December 31,
	2005	2004
	(In thousands)
Gross accounts receivable	$20,156	$39,885
Allowance for uncollectible accounts	(2,912)	(2,564)
Allowance for customer credits	(9,394)	(24,565)

Total accounts receivable, net	$7,850	$12,756

7. Inventories, net
The following table presents the components of inventories:

	September 30,	December 31,
	2005	2004
	(In thousands)
Finished goods	$1,220	$11,613
Work-in-process	83	799
Raw materials and supplies	3,531	5,747
Inventory reserves	(1,712)	(7,437)

Total inventories, net	$3,122	$10,722

8. Debt

	September 30,	December 31,
	2005	2004
	(In thousands)
Current maturities of long-term debt	$—	$351,645

The following table presents the components of long-term debt:

	September 30,	December 31,
	2005	2004
	(In thousands)
Term loan	$—	$165,000
Revolving credit facility	—	10,500
11% senior subordinated notes due 2010, net of original issue discount	174,300	174,249
Interest rate swap monetization deferred income, net	1,767	1,896
Fair value of interest rate swap	—	—
Less liabilities subject to compromise	(176,067)	—
Less current maturities of long-term debt	—	(351,645)

Total long-term debt due after one year	$—	$—

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
The filing of the Chapter 11 Cases constituted an event of default under the senior subordinated notes. The indenture governing the notes provides that as a result of this event of default, the outstanding amount of the notes became immediately due and payable without further action by any holder of the notes or the trustee under the indenture. In addition, the continuing failure of the Company to pay the interest payment due on the notes on April 1, 2005 within 30 days thereafter also constituted an event of default under the notes permitting acceleration thereof. However, the filing of the Chapter 11 Cases stayed all actions by the noteholders with respect to such defaults. The Company ceased accruing interest on the senior subordinated notes upon the filing of the Chapter 11 Cases and also stopped amortizing deferred debt issuance costs related to these notes. Interest expense would have been higher by $5.7 million and $8.9 million for the three and nine months ended September 30, 2005, respectively, had the Company not ceased accruing interest and amortizing these deferred debt issuance costs. The Bankruptcy Court order approving the DIP Facilities, described below, granted, as adequate protection for use during the pendency of the Chapter 11 Cases of the collateral securing the notes prior to the filing of the Chapter 11 Cases, second priority post-petition liens on all of the assets of the Company to secure the notes in an amount equal to the aggregate diminution in the value or amount of the lenders interest in such collateral. Such liens were made subject to the liens securing the DIP Facilities and certain other permitted priority liens, fees and expenses.
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

The proceeds of the DIP Facilities were used to repay in full the Company’s obligations under its then-existing senior credit facilities (described above) on June 7, 2005, and to pay fees and expenses in connection with the DIP Facilities, and will continue to be used to fund the Company’s working capital and general corporate requirements while the Chapter 11 Cases are pending. The term loan facility bore interest at an annual rate of LIBOR plus 8.25% or an annual reference rate plus 7.25%, increasing by 1% three months after a sale of the Company’s Pharmaceuticals Division or, if earlier, six months after the closing of the interim facility under the DIP Facilities, and then again every three months thereafter. The revolving credit facility bears interest at an annual rate of LIBOR plus 5% or an annual reference rate plus 4%, increasing by 0.5% three months after a sale of the Company’s Pharmaceuticals Division or, if earlier, six months after the closing of the interim facility under the DIP Facilities, and then again every three months thereafter. On September 30, 2005, 30-day LIBOR was 3.86%. In addition, the Company became obligated to pay certain fees to the lenders, as described in separate agreements.
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
On July 25, 2005, the entire term loan portion of the DIP Facilities was paid off from the proceeds of the sale of substantially all of the assets of the Company’s Pharmaceuticals Division and all outstanding loans under the revolving credit portion of the DIP Facilities were repaid as well. Only the $30 million revolving credit facility remains available under the DIP Facilities, which amount, at September 30, 2005, was subject to a $3.6 million reserve against availability.
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
9. Other Accrued Liabilities and Restructuring Charges
The following table represents the components of other accrued liabilities:

	September 30,	December 31,
	2005	2004
	(In thousands)
Reserve for restructuring	$11,153	$14,953
Consignment inventory returns reserve	8,524	12,412
Guaranteed purchase commitments	—	11,695
Advance royalty payments	—	7,209
Other	6,469	5,212
Less liabilities subject to compromise	(22,571)	—

Total other accrued liabilities, net	$3,575	$51,481

The restructuring reserve represents pre-petition liabilities and has been reclassed to be included in liabilities subject to compromise on the consolidated balance sheet for September 30, 2005.
In June and September 2004, the Company announced and implemented restructuring plans, which included work force reductions, separation payments to the former chief executive officer and a facility closure plan. The Company recorded expenses of $3.4 million and $13.7 million, respectively, primarily representing severance costs and related employee-benefit related expenses and costs for leased facilities and aircraft which are no longer in use. The facilities included the Company’s New Jersey lab facility, along with smaller facilities in North Carolina and California.
The following table represents the components of the restructuring reserve (in thousands):

	December 31,		Less	September 30,
	2004		Payments/	2005
	Balance	Charges	Write-downs	Balance
Lease costs, net of estimated sub-lease income	$10,277	$—	$(1,547)	$8,730
Severance costs	4,082	—	(1,834)	2,248
Other costs	594	—	(419)	175

Total	$14,953	$—	$(3,800)	$11,153

10. Intangible Asset Impairment
In the second quarter of 2005, the Company recorded an asset impairment charge of $1.2 million related to writing-down the remaining intangible assets related to its Brethine product. Brethine was not included in the assets sold to Xanodyne. In the third quarter of 2004, and as a result of the introduction of generic competition for our Brethine product, the Company performed a discounted cash flow analysis of the carrying value of the intangible assets associated with the product line. The Company determined that the intangible assets were impaired and recorded an impairment charge of $5.3 million.
11. Commitments and Contingencies
The Company may have to make contingent payments of $4.7 million over three years in connection with the purchase of its Charleston, South Carolina manufacturing facility, based on the level of manufacturing revenues at this facility. At September 30, 2005, these contingent payment obligations are not liabilities and have not been recorded on the Company’s consolidated balance sheet.
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
The Plan, as filed by the Debtors in the Chapter 11 Cases, contemplates, among other things, that 100% of the equity of the reorganized Company (subject to dilution from a potential employee equity incentive plan) would be distributed to secured noteholders of the Company and the secured notes would be canceled, $4.0 million in cash and the Company’s litigation causes of action against KUDCO and Athlon Pharmaceuticals would be distributed to a litigation trust for the benefit of the Company’s unsecured creditors, and the existing common stock of AAIPharma Inc. would be cancelled, among other provisions. In addition, the Company will pay $0.2 million to a plan administrator to be selected by the Company’s unsecured creditors to fund the claims objection and allowance process with respect to unsecured claims. In order to emerge from Chapter 11, the Debtors will need to (a) obtain Bankruptcy Court approval of the adequacy of the Debtors’ disclosure statement filed with the Plan, (b) obtain approval of the Plan by a vote of its noteholders and unsecured creditors, and (c) obtain “confirmation” of the Plan by the Bankruptcy Court. The hearing to consider the adequacy of the disclosure statement is scheduled for December 2, 2005. The Plan, as filed, is the result of extensive negotiations among the Company, the official committee of unsecured creditors and the advisors to an ad hoc committee of the Company’s secured noteholders. The Plan has the support of the official committee of unsecured creditors and based upon discussions with the advisors to the ad hoc committee, the Company believes that the ad hoc committee will support the Plan. There can be no assurances, however, that the Plan will be accepted by the requisite creditors or confirmed by the Bankruptcy Court.
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
This lawsuit is in its initial stages and the parties have filed their initial pleadings, but no discovery has yet occurred, no date has been set for trial, and the lawsuit has been inactive for an extended period. The parties have reached an oral understanding to file a stipulated dismissal without prejudice and without cost, but such dismissal has not yet been filed. In the event that the litigation is not settled on terms acceptable to the Company and becomes active hereafter, the Company intends to defend the patents’ validity and the allegations by Dr. Reddy and to determine whether or not Dr. Reddy’s product infringes any of AAIPharma’s relevant patents. As a pre-petition claimant, should Dr. Reddy’s claim be deemed or adjudicated to be “allowed” — i.e., entitled to recovery on its claims — the recovery on account of such claim will be determined by the Plan.
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

12. Financial information for subsidiary guarantors and non-guarantors
The Company’s senior subordinated notes, due April 1, 2010, are guaranteed by certain of the Company’s subsidiaries.
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
The following information presents consolidating statements of operations, balance sheets and cash flows for the periods and as of the dates indicated:
AAIPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2005
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$10,416	$7,644	$5,950	$(54)	$23,956
Equity earnings from subsidiaries	21,196	—	—	(21,196)	—

Total revenues	31,612	7,644	5,950	(21,250)	23,956

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	8,621	6,252	4,091	(53)	18,911
Selling expenses	419	367	418	—	1,204
General and administrative expenses	8,943	(2,760)	1,196	—	7,379
Research and development	—	444	—	—	444
Depreciation	1,576	219	238	—	2,033
Reorganization expenses	—	4,018	—	—	4,018
Pharmaceutical assets gain on sale	—	(29,046)	—	—	(29,046)
Royalty expenses	—	22	—	—	22

	19,559	(20,484)	5,943	(53)	4,965

Income (loss) from operations	12,053	28,128	7	(21,197)	18,991

Other income (expense:)
Interest, net	(4,899)	2,642	164	—	(2,093)
Net intercompany interest	4,036	(3,868)	(168)	—	—
Other expense, net	(374)	(5,625)	(83)	—	(6,082)

	(1,237)	(6,851)	(87)	—	(8,175)

	Three Months Ended September 30, 2005
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Income (loss) before income taxes	10,816	21,277	(80)	(21,197)	10,816
Provision for (benefit from) income taxes	—	—	—	—	—

Net income (loss)	$10,816	$21,277	$(80)	$(21,197)	$10,816

AAIPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Three Months Ended September 30, 2004
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$12,911	$27,000	$5,946	$(171)	$45,686
Equity earnings from subsidiaries	(12,824)	—	—	12,824	—

Total revenues	87	27,000	5,946	12,653	45,686

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	8,057	16,238	3,612	(123)	27,784
Selling expenses	1,563	3,924	534	—	6,021
General and administrative expenses	6,487	1,832	1,159	—	9,478
Research and development	(1)	3,135	—	—	3,134
Depreciation	1,541	522	304	—	2,367
Professional fees — internal inquiry	—	769	—	—	769
M.V.I. Contingent payment/(gain on sale)	—	(1,567)	—	—	(1,567)
Restructuring charges	—	13,719	—	—	13,719
Royalty expenses	—	357	—	—	357
Intangible asset impairment	—	5,250	—	—	5,250

	17,647	44,179	5,609	(123)	67,312

(Loss) income from operations	(17,560)	(17,179)	337	12,776	(21,626)

Other expense:
Interest, net	(192)	(9,355)	78	—	(9,469)
Net intercompany interest	(513)	593	(80)	—	—
Other (expense) income, net	(13,253)	13,067	(89)	—	(275)

	(13,958)	4,305	(91)	—	(9,744)

(Loss) income before income taxes	(31,518)	(12,874)	246	12,776	(31,370)
Provision for income taxes	4,435	147	1	—	4,583

Net (loss) income	$(35,953)	$(13,021)	$245	$12,776	$(35,953)

AAIPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2005
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$32,486	$58,919	$17,364	$(640)	$108,129
Equity earnings from subsidiaries	11,897	—	—	(11,897)	—

Total revenues	44,383	58,919	17,364	(12,537)	108,129

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	24,695	30,026	11,881	(446)	66,156
Selling expenses	1,409	1,608	1,389	—	4,406
General and administrative expenses	29,352	(6,270)	3,158	—	26,240

Research and development	—	3,278	—	—	3,278
Depreciation	3,961	1,613	763	—	6,337
Professional fees — internal and government investigations	—	299	—	—	299
Reorganization expenses	—	11,311	—	—	11,311
Pharmaceutical assets gain on sale	—	(29,046)	—	—	(29,046)
Royalty expenses	—	247	—	—	247
Intangible asset impairment	—	1,190	—	—	1,190

	59,417	14,256	17,191	(446)	90,418

(Loss) income from operations	(15,034)	44,663	173	(12,091)	17,711

Other income (expense:)
Interest, net	(5,417)	(16,998)	241	—	(22,174)
Net intercompany interest	2,617	(2,366)	(251)	—	—
Other expense, net	(470)	(12,598)	(554)	—	(13,622)

	(3,270)	(31,962)	(564)	—	(35,796)

(Loss) income before income taxes	(18,304)	12,701	(391)	(12,091)	(18,085)
Provision for (benefit from) income taxes	—	254	(35)	—	219

Net (loss) income	$(18,304)	$12,447	$(356)	$(12,091)	$(18,304)

AAIPharma Inc.
CONSOLIDATING STATEMENT OF OPERATIONS
(In thousands)

	Nine Months Ended September 30, 2004
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net revenues	$41,852	$100,286	$19,349	$(1,330)	$160,157
Equity earnings from subsidiaries	(25,232)	—	—	25,232	—

Total revenues	16,620	100,286	19,349	23,902	160,157

Operating costs and expenses:
Direct costs (excluding depreciation and royalty expense)	28,653	51,681	11,607	(827)	91,114
Selling expenses	5,098	23,226	1,798	—	30,122
General and administrative expenses	32,529	(496)	3,285	—	35,318

Research and development	5	13,842	—	—	13,847
Depreciation	4,165	1,349	890	—	6,404
Professional fees — internal inquiry	—	9,072	—	—	9,072
M.V.I. Contingent payment/(gain on sale)	—	(8,112)	—	—	(8,112)
Restructuring charges	—	17,119	—	—	17,119
Royalty expenses	—	1,366	—	—	1,366
Intangible asset impairment	—	5,250	—	—	5,250

	70,450	114,297	17,580	(827)	201,500

(Loss) income from operations	(53,830)	(14,011)	1,769	24,729	(41,343)

Other expense:
Interest, net	(209)	(23,838)	181	—	(23,866)
Net intercompany interest	(1,470)	1,657	(187)	—	—
Other (expense) income, net	(18,327)	10,259	(272)	—	(8,340)

	(20,006)	(11,922)	(278)	—	(32,206)

(Loss) income before income taxes	(73,836)	(25,933)	1,491	24,729	(73,549)
Provision for income taxes	4,471	288	(1)	—	4,758

Net (loss) income	$(78,307)	$(26,221)	$1,492	$24,729	$(78,307)

AAIPharma Inc.
CONSOLIDATING BALANCE SHEET
(In thousands)

	September 30, 2005
			Non-Debtor
	Debtor Entities		Entities
		Guarantor	Non-Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash and cash equivalents	$4,131	$47	$293	$—	$4,471
Restricted cash	6,346	—	—	—	6,346
Accounts receivable, net	8,890	(3,771)	2,731	—	7,850
Work-in-progress	2,873	4,974	8,013	(5,347)	10,513
Inventories, net	1,787	94	1,241	—	3,122
Prepaid and other current assets	2,210	1,501	309	—	4,020

Total current assets	26,237	2,845	12,587	(5,347)	36,322
Investments in and advances to subsidiaries	66,099	(46,240)	—	(19,859)	—
Property and equipment, net	35,713	5,290	3,251	—	44,254
Goodwill, net	726	1,229	10,943	—	12,898
Intangible assets, net	6,537	—	—	—	6,537
Other assets	132	13,730	142	—	14,004

Total assets	$135,444	$(23,146)	$26,923	$(25,206)	$114,015

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$6,678	$934	$632	$—	$8,244
Customer advances	5,747	3,133	5,683	(3,905)	10,658
Accrued wages and benefits	1,515	405	1,766	—	3,686
Interest payable	132	—	—	—	132
Other accrued liabilities	3,809	1,298	(588)	(944)	3,575
Liabilities subject to compromise	14,362	205,409	—	—	219,771

Total current liabilities	32,243	211,179	7,493	(4,849)	246,066
Other liabilities	9	—	—	—	9
Investments in and advances to subsidiaries	198,830	(203,265)	3,289	1,146	—
Total stockholders’ equity (deficit)	(95,638)	(31,060)	16,141	(21,503)	(132,060)

Total liabilities and stockholders’ equity (deficit)	$135,444	$(23,146)	$26,923	$(25,206)	$114,015

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

AAIPharma Inc.
CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2005
			Non-Debtor
	Debtor Entities		Entities
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(18,304)	$12,447	$(356)	$(12,091)	$(18,304)
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,962	8,005	763	—	12,730
Intangible asset impairment	—	1,190	—	—	1,190
Write-off of deferred financing and other costs	—	8,482	—	—	8,482
Noncash stock based compensation	251	—	—	—	251
Net gain from asset sale	(5,801)	(23,245)	—	—	(29,046)
Loss on disposal of assets and other	6	14	201	—	221
Changes in operating assets and liabilities:
Accounts receivable, net	1,941	3,014	(363)	—	4,592
Work-in-progress	(794)	(144)	591	(1,136)	(1,483)
Inventories	84	3,812	(4)	—	3,892
Income taxes recoverable	11,110	—	—	—	11,110
Prepaid and other assets	944	983	(154)	—	1,773
Accounts payable	1,794	(5,952)	(1,029)	—	(5,187)
Customer advances	539	(1,193)	250	741	337
Accrued wages and benefits	(462)	(588)	587	—	(463)
Interest payable	(29)	7,234	—	—	7,205
Deferred product revenue	—	(4,127)	—	—	(4,127)
Other accrued liabilities	(2,889)	(15,297)	177	(195)	(18,204)
Intercompany receivables and payables	25,078	(37,591)	(168)	12,681	—

Net cash provided by (used in) operating activities	17,430	(42,956)	495	—	(25,031)

Cash flows from investing activities:
Proceeds from sales of property and equipment	17	2	—	—	19
Purchases of property and equipment	(3,201)	1,834	(340)	—	(1,707)
Proceeds from disposition of pharmaceutical assets	—	205,952	—	—	205,952
Funds deposited in restricted cash account	(8,000)	—	—	—	(8,000)
Payments from restricted cash account	1,654	—	—	—	1,654
Other	35	—	—	—	35

Net cash used in investing activities	(9,495)	207,788	(340)	—	197,953

Cash flows from financing activities:
Proceeds from long-term borrowings	—	180,000	—	—	180,000

	Nine Months Ended September 30, 2005
			Non-Debtor
	Debtor Entities		Entities
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Payments on long-term borrowings	(10,500)	(345,000)	—	—	(355,500)
Payments on interest rate swaps, net	—	(129)	—	—	(129)
Other	—	68	—	—	68

Net cash (used in) provided by financing activities	(10,500)	(165,061)	—	—	(175,561)

Net increase (decrease) in cash and cash equivalents	(2,565)	(229)	155	—	(2,639)
Effect of exchange rate changes on cash	—	—	(20)	—	(20)
Cash and cash equivalents, beginning of period	6,696	276	158	—	7,130

Cash and cash equivalents, end of period	$4,131	$47	$293	$—	$4,471

AAIPharma Inc.
CONSOLIDATING STATEMENT OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30, 2004
			Non-Debtor
	Debtor Entities		Entities
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash flows from operating activities:
Net (loss) income	$(78,307)	$(26,221)	$1,492	$24,729	$(78,307)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	3,917	13,513	890	—	18,320
Intangible asset impairment	—	5,250	—	—	5,250
Write-off of deferred financing and other costs	—	6,229	—	—	6,229
Net gain from asset sale	—	(39,113)	—	—	(39,113)
Non-cash stock based compensation	104	—	—	—	104
Other	7	12	218	—	237
Changes in operating assets and liabilities:
Accounts receivable, net	(662)	27,373	1,184	—	27,895
Work-in-progress	1,071	200	(920)	732	1,083
Inventories	(317)	(1,490)	(17)	—	(1,824)
Deferred tax assets	8,728	—	—	—	8,728
Prepaid and other assets	1,242	(7,125)	(6)	—	(5,889)
Accounts payable	1,412	(222)	(1,508)	—	(318)
Customer advances	(2,393)	(940)	1,216	(1,651)	(3,768)
Accrued wages and benefits	768	61	713	—	1,542
Interest payable	86	4,674	—	—	4,760
Deferred product revenue	—	(35,032)	—	—	(35,032)
Other accrued liabilities	6,771	17,198	145	411	24,525
Intercompany receivables and payables	50,378	(23,942)	(2,215)	(24,221)	—

Net cash (used in) provided by operating activities	(7,195)	(59,575)	1,192	—	(65,578)

Cash flows from investing activities:
Purchases of property and equipment	(2,489)	(1,887)	(1,099)	—	(5,475)
Proceeds from sales of property and equipment	9	88	—	—	97
Proceeds from disposition of pharmaceutical assets	—	92,944	—	—	92,944
Other	(237)	38	—	—	(199)

Net cash used in (provided by) investing activities	(2,717)	91,183	(1,099)	—	87,367

Cash flows from financing activities:
Proceeds from long-term borrowings	12,500	135,000	—	—	147,500
Payments on long-term borrowings	(8,000)	(156,000)	—	—	(164,000)
Proceeds from interest rate swaps, net	—	(10,203)	—	—	(10,203)
Proceeds from stock option exercises	3,574	—	—	—	3,574

	Nine Months Ended September 30, 2004
			Non-Debtor
	Debtor Entities		Entities
			Non-
		Guarantor	Guarantor
	Issuer	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Other	—	(292)	—	—	(292)

Net cash provided by (used in) financing activities	8,074	(31,495)	—	—	(23,421)

Net (decrease) increase in cash and cash equivalents	(1,838)	113	93	—	(1,632)
Effect of exchange rate changes on cash	—	—	(10)	—	(10)
Cash and cash equivalents, beginning of period	8,161	192	432	—	8,785

Cash and cash equivalents, end of period	$6,323	$305	$515	$—	$7,143

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
Subsequent to the sale of these assets to Xanodyne, we do not expect any significant pharmaceutical product revenue or expenses. As of September 30, 2005, the only product that we continued to make available for sale was our Brethine tablet product.
On November 4, 2005, the Debtors filed a Chapter 11 plan (the “Plan”) in the Chapter 11 Cases. The Plan proposes that 100% of the equity of the reorganized Company would be owned by our secured noteholders, subject to dilution from a potential employee equity incentive plan, $4.0 million in cash and our litigation causes of action against KUDCO and Athlon Pharmaceuticals, which are discussed in Note 11 to the Consolidated Financial Statements, would be respectively distributed to the unsecured creditors of the Debtors and to a litigation trust for the benefit of such unsecured creditors, and the existing common stock AAIPharma Inc. would be cancelled. In addition, we will pay $0.2 million to a plan administrator to be selected by our unsecured creditors to fund the claims objection and allowance process with respect to unsecured claims. In order to emerge from Chapter 11, the Debtors will need to (a) obtain Bankruptcy Court approval of the adequacy of the Debtors’ disclosures in the disclosure statement, (b) obtain approval of the Plan by a requisite vote of our noteholders, and (c) obtain “confirmation” of the Plan at a hearing before the Bankruptcy Court, during which the Debtors will seek to show that the Plan complies with all of the requirements of the Bankruptcy Code. The hearing to consider the adequacy of the disclosure statement is scheduled for December 2, 2005. The Plan, as filed, is the result of extensive negotiations among us, the official committee of unsecured creditors and the advisors to an ad hoc committee of our secured noteholders. The Plan has the support of the official committee of unsecured creditors and based upon discussions with the advisors to the ad hoc committee, we believe that the ad hoc committee will support the Plan. There can be no assurances, however, that the Plan will be accepted by the requisite creditors or confirmed by the Bankruptcy Court. The Chapter 11 Plan and related disclosure statement filed by us with the Bankruptcy Court were included as Exhibits 10.1 and 10.2 to our Form 8-K, filed with the Securities and Exchange Commission on November 7, 2005.
Results of Operations
The following table presents the net revenues and our consolidated expenses and net (loss) income for the three and nine months ended September 30, 2005 and 2004, with each item expressed as a percentage of consolidated net revenues:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	(dollars in thousands)
Net revenues:
Product sales	$3,263	14%	$13,520	30%	$34,316	32%	$59,734	37%
Product development (milestones and royalties)	282	1%	4,481	10%	8,326	8%	14,522	9%
Development services	18,588	77%	23,054	50%	58,621	54%	72,529	46%
Reimbursed out-of-pocket	1,823	8%	4,631	10%	6,866	6%	13,372	8%

	$23,956	100%	$45,686	100%	$108,129	100%	$160,157	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005		2004		2005		2004
	(dollars in thousands)
Direct costs (excluding depreciation and royalty expense)	$18,911	79%	$27,784	61%	$66,156	61%	$91,114	57%
Selling expenses	1,204	5	6,021	13	4,406	4	30,122	19
General and administrative expenses	7,379	31	9,478	21	26,240	24	35,318	22
Research and development	444	2	3,134	7	3,278	3	13,847	9
Depreciation	2,033	8	2,367	5	6,337	6	6,404	4
Professional fees — internal and government investigations	—	—	769	2	299	—	9,072	6
Reorganization expenses	4,018	17	—	—	11,311	10	—	—
Pharmaceutical assets gain on sale	(29,046)	(121)	—	—	(29,046)	(27)	—	—
M.V.I. contingent payment (gain on sale)	—	—	(1,567)	(3)	—	—	(8,112)	(5)
Restructuring charges	—	—	13,719	30	—	—	17,119	11
Royalty expenses	22	—	357	1	247	—	1,366	1
Intangible asset impairment	—	—	5,250	11	1,190	1	5,250	3
Income (loss) from operations	18,991	79	(21,626)	(47)	17,711	16	(41,343)	(26)
Interest expense, net	2,093	9	9,469	21	22,174	21	23,866	15
Loss from extinguishment of debt	(5,644)	(24)	—	—	(12,432)	(11)	(6,229)	(4)
Other (expense) income, net	(438)	(2)	(275)	(1)	(1,190)	(1)	(2,111)	(1)
Provision for income taxes	—	—	4,583	10	219	—	4,758	3
Net income (loss)	10,816	45	(35,953)	(79)	(18,304)	(17)	(78,307)	(49)
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands)
Gross revenues	$26,871	$58,569	$129,516	$205,093
Less allowance for customer credits	2,915	12,883	21,387	44,936

Net revenues	$23,956	$45,686	$108,129	$160,157

Allowances for customer credits as a percentage of consolidated gross revenues were 11% and 17% for the three and nine months ended September 30, 2005, respectively, as compared to 22% for each of the three and nine months ended September 30, 2004. This change is due to the sale of the pharmaceutical assets in July 2005 and the resulting decrease in the need to take reserves for pharmaceutical returns and chargebacks. Allowances for customer credits for the development services business are minimal.
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Our consolidated net revenues for the three months ended September 30, 2005 decreased 48% to $24.0 million, from $45.7 million in the same period in 2004. Net revenues from product sales decreased 76%

in the three months ended September 30, 2005 to $3.3 million, from $13.5 million in the comparable 2004 period. The decrease resulted from the sale of substantially all of our remaining pharmaceutical product lines in July 2005, as discussed above. Our net revenues for the three months ended September 30, 2005 and 2004 included $0.2 million and $1.3 million, respectively, recognized under the consignment sales method.
The following table presents the net revenues for each of our major pharmaceutical product lines:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)
Darvon/Darvocet	$1,026	$2,685	$15,518	$12,676
Brethine	(275)	(1,169)	(1,156)	4,380
MVI/Aquasol	—	1,351	—	7,075
CII Pain Products	1,727	8,287	16,151	27,488
All Other	785	2,366	3,803	8,115

Total net revenues	$3,263	$13,520	$34,316	$59,734

Brethine net revenues were negative due to higher than anticipated actual returns received in the three and nine months ended September 30, 2005 and additional returns reserves recorded based on the estimated level of Brethine ampoule product in wholesaler inventories. The M.V.I. and Aquasol product lines were sold to Mayne Pharma (USA) Inc. in April 2004.
Net revenues from our development services business decreased 19% in the three months ended September 30, 2005 to $18.6 million, from $23.0 million in the 2004 period. The decrease was principally attributable to lower revenues from our clinical and analytical services. Customer concerns with respect to our uncertain financial condition have adversely affected our ability to obtain new development service projects, particularly long-term projects. This trend, if it continues, will adversely affect future period net revenues.
Net revenues from product development decreased 94% in the three months ended September 30, 2005 to $0.3 million, or 1% of net revenues, from $4.5 million, or 10% of net revenues, in the 2004 period, primarily due to product development revenues under our significant development agreement having ended in June 2005. Revenues under this agreement were $4.6 million in the three months ended September 30, 2004. We received the cash associated with this revenue in April 2004. We do not expect any further cash receipts or revenues under this agreement. Based on the development status and anticipated sales levels of other products subject to existing royalty and product development agreements, it is likely that revenues from product development will be substantially lower than historical levels for the near future.
Reimbursed out-of-pocket revenues represent out-of-pocket expenses we incur that are reimbursed to us by our clients. Reimbursed out-of-pocket revenues decreased to $1.8 million in the three months ended September 30, 2005, from $4.6 million in the 2004 period. This decrease is primarily related to fewer projects in our clinical trials operations during this period and is expected to fluctuate from one period to another as a result of changes in the level of activity in the clinical trials that we conduct.

Direct costs (excluding depreciation and amortization) decreased $8.9 million, or 32%, to $18.9 million in the three months ended September 30, 2005, from $27.8 million in the same period in 2004. This decrease in direct costs resulted primarily from reduced revenues as a result of the sale of substantially all of the assets of our Pharmaceuticals Division and a decrease in reimbursable out-of-pocket expenses, as discussed above. Direct costs as a percentage of net revenues were 79% in the three months ended September 30, 2005 as compared to 61% in the 2004 period. We anticipate that our direct costs as a percentage of revenues will be greater going forward as compared to historical periods because the gross margins from our product sales business had historically been greater than the gross margins from our development services business.
Selling expenses decreased 80% in the three months ended September 30, 2005 to $1.2 million, or 5% of net revenues, from $6.0 million, or 13% of net revenues, in the 2004 period. This decrease is primarily due to reduced personnel and marketing and promotional costs. We terminated our entire internal pharmaceutical product sales force in the fourth quarter of 2004.
General and administrative costs decreased $2.1 million in the three months ended September 30, 2005 to $7.4 million, or 31% of net revenues, from $9.5 million, or 21% of net revenues, in the 2004 period. This decrease was primarily due to lower employee-related expenses resulting from staff reductions made in 2004.
Research and development expenses were $0.4 million, or 2% of net revenues, in the three months ended September 30, 2005, compared to $3.1 million, or 7% of net revenues, in the 2004 period. The decrease in research and development expenses was primarily attributable to decisions to reduce our active research and development projects due to the liquidity issues we face in 2005. As a result of the sale of the pharmaceutical assets, we have ceased all on-going research and development projects.
In the three months ended September 30, 2005, we recorded $4.0 million of reorganization expenses, consisting of legal, financial and consulting professional fees associated with debt restructuring activities, and we expect that these expenses will continue to be significant through the pendency of the Chapter 11 Cases.
In the third quarter of 2004, we recorded $0.8 million of legal, financial and consulting professional fees associated with the internal investigation conducted by a special committee of directors formed by our board of directors to investigate certain matters, as more fully discussed in our Annual Report on Form 10-K for the year ended December 31, 2004.
In the third quarter of 2005, we recorded a gain on the sale of substantially all of the assets of the Pharmaceuticals Division of $29.0 million.
In September 2004, the Company received $1.6 million from the escrow established in connection with the April 2004 sale our M.V.I. and Aquasol product lines to Mayne Pharma (USA) Inc. This was recorded as additional gain on sale in the third quarter of 2004.
In September 2004, we announced and implemented a restructuring plan, which included a work force reduction and a facility closure plan. We recorded a $13.7 million expense in the three months ended September 30, 2004, primarily representing severance costs and related employee-benefit related expenses of $1.5 million, separation payments of $1.9 million to our former chief executive officer and costs of $10.3 million for leased facilities which are no longer in use. These leased facilities included our New Jersey lab facility, smaller facilities in North Carolina and California, and aircraft leased by us.
Royalty expenses for the three months ended September 30, 2005 were less than $0.1 million. We accrued royalties based on revenues generated by certain acquired products, almost all of which were sold to Xanodyne in July. Royalty expenses were $0.4 million for the 2004 period.
In September 2004, we recorded a $5.3 million charge due to the impairment of an intangible asset associated with our acquired Brethine product. The introduction of generic competition affected our future anticipated revenues, which negatively impacted the carrying value of the acquired intangible assets.
Other expense for the three months ended September 30, 2005 included $0.4 million related to the anticipated recall of a product manufactured by us. We also recorded reserves of $0.2 million and $0.2 million to our product sales and development services revenues, respectively, related to product that may be returned in this anticipated recall.
Our consolidated income from operations was $19.0 million in the three months ended September 30, 2005, as compared to a loss from operations of $21.6 million in the 2004 period. This change is primarily attributable to the $29.0 million gain on the sale of the pharmaceutical assets, without which we would have recognized a substantial net loss for the 2005 period. The change is also partially attributable to lower 2005 selling, research and development and general and administrative expenses, which were partially offset by the lower revenues and resulting decrease in gross margin dollars, increased professional fees and the charges taken in 2004 for restructuring and asset impairment.
Income from operations for our product sales business was $28.7 million in the three months ended September 30, 2005, compared to a loss from operations of $7.1 million in the comparable 2004 period. This change is attributable to the gain on sale, partially offset by a decrease in revenue and resulting decrease in gross margin dollars, and the charges taken in 2004 for restructuring and asset impairment.
The loss from operations for our development services business was $1.7 million in the three months ended September 30, 2005, compared to a loss from operations of $5.0 million in the comparable 2004 period. This change is primarily due to reduced overhead costs, resulting from selling, general and administrative expense restructuring actions taken in 2004, partially offset by the lower revenues, as discussed above, and the resulting decrease in gross margin dollars.
Income from operations for our product development business was $0.3 million in the three months ended September 30, 2005, compared to income from operations of $4.5 million in the comparable 2004 period. This change resulted from the decreased revenues from our significant development agreement, as discussed above.
Unallocated corporate expenses decreased in the three months ended September 30, 2005 to $7.8 million, from $10.3 million in the 2004 period. This decrease is primarily related to the lower employee-related expenses attributable to reductions in force completed in 2004, as discussed above.
Net interest expense was $2.1 million in the three months ended September 30, 2005 as compared to $9.5 million in the 2004 period. This change was due to reduced interest expense related to our senior subordinated notes, partially offset by lower interest on our senior debt facilities, which were repaid in July 2005 with proceeds from the pharmaceutical asset sale. The accrual of interest on the senior subordinated notes was suspended at the time of the filing of the Chapter 11 Cases and we suspended the amortization of deferred debt issuance costs related to these notes. Interest expense for the three months ended September 30, 2005 would have been higher by $5.7 million had we not suspended accruing interest and amortizing these deferred costs. See “Liquidity and Capital Resources” for additional information on changes to our debt.
We recorded no U.S. federal income tax benefit or expense in the three months ended September 30, 2005. We currently believe that it is more likely than not that any deferred tax assets generated during 2005 will not be utilized; therefore, no tax benefit was recorded. Our effective tax rate for the three months ended September 30, 2005 and 2004 was zero.
Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
Our consolidated net revenues for the nine months ended September 30, 2005 decreased 32% to $108.1 million, from $160.2 million in the same period in 2004. Net revenues from product sales decreased 43% in the nine months ended September 30, 2005 to $34.3 million, from $59.7 million in the comparable 2004 period. The decrease resulted from the sale of substantially all of our remaining pharmaceutical product lines in July 2005, as discussed above, decreased sales volumes in our Roxicodone, Oramorph and Brethine product lines, as well as the divestiture of our M.V.I. and Aquasol product lines in the second quarter of 2004 and calcitriol product line in December 2004, which was partially offset by increases in sales volumes of our Darvon/Darvocet product lines in the first quarter of 2005. Sales volumes of Roxicodone and Brethine decreased in part due to the introduction of generic versions of these products in the first and second quarters of 2004, respectively. In addition, we decreased the price of our Brethine product significantly in the second half of 2004 due to the introduction of generic competition. Our net revenues for the nine months ended September 30, 2005 and 2004 included $1.2 million and $10.4 million, respectively, recognized under the consignment sales method.
Net revenues from our development services business decreased 19% in the nine months ended September 30, 2005 to $58.6 million, from $72.5 million in the 2004 period. The decrease was principally attributable to lower revenues from our clinical and analytical services. As discussed above, customer concerns with respect to our uncertain financial condition have adversely affected our ability to obtain new development service projects, particularly long-term projects.
Net revenues from product development decreased 43% in the nine months ended September 30, 2005 to $8.3 million, or 8% of net revenues, from $14.5 million, or 9% of net revenues, in the 2004 period, primarily due to lower product development revenues under our significant development agreement, as discussed above. Revenues under this agreement were $7.2 million and $13.7 million in the nine months ended September 30, 2005 and 2004, respectively.
Reimbursed out-of-pocket revenues decreased to $6.9 million in the nine months ended September 30, 2005, from $13.3 million in the 2004 period. This decrease is primarily related to fewer projects in our clinical trials operations during the period, as discussed above.

Direct costs (excluding depreciation and amortization) decreased $25.0 million, or 27%, to $66.2 million in the nine months ended September 30, 2005, from $91.1 million in the same period in 2004. This decrease in direct costs resulted primarily from the lower pharmaceutical product and development services revenues and resulting lower costs related to those product and service revenues, and a decrease in reimbursable out-of-pocket expenses. Direct costs as a percentage of net revenues were 61% in the nine months ended September 30, 2005 as compared to 57% in the 2004 period.
Selling expenses decreased 85% in the nine months ended September 30, 2005 to $4.4 million, or 4% of net revenues, from $30.1 million, or 19% of net revenues, in the 2004 period. We terminated our contract sales force agreement with Athlon Pharmaceuticals, Inc. in the second quarter of 2004 and we terminated our entire internal pharmaceutical product sales force in the fourth quarter of 2004.
General and administrative costs decreased $9.1 million in the nine months ended September 30, 2005 to $26.2 million, or 24% of net revenues, from $35.3 million, or 22% of net revenues, in the 2004 period. This decrease was primarily due to lower employee-related expenses resulting from staff reductions made in 2004, as discussed above.
Research and development expenses were $3.3 million, or 3% of net revenues, in the nine months ended September 30, 2005, compared to $13.8 million, or 9% of net revenues, in the 2004 period. As discussed above, the decrease in research and development expenses was primarily attributable to decisions to reduce our active research and development projects due to the liquidity issues we faced in 2005. Significant project spending in 2005 was related to our Lynxorb pain management product and Darvocet line extension program.
In the nine months ended September 30, 2005, we recorded $11.3 million of reorganization expenses, consisting of legal, financial and consulting professional fees associated with debt restructuring activities.
In the nine months ended September 30, 2004, we recorded $9.1 million of legal, financial and consulting professional fees associated with the investigation conducted by the special committee, as discussed above.
As discussed above, in the third quarter of 2005, we recorded a gain on the sale of substantially all of the assets of the Pharmaceuticals Division of $29.0 million.
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
In the nine months ended September 30, 2004, we recorded restructuring charges of $17.1 million related to work force reductions and facility closing costs. These costs represent severance costs and related employee benefit expenses for those affected by the reduction, separation payments to our former chief executive officer and rent and other facility related costs through lease terminations.

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
Other expense for the nine months ended September 30, 2005 included $0.4 million related to the anticipated recall of a product manufactured by us. We also recorded reserves of $0.2 million and $0.2 million to our product sales and development services revenues, respectively, related to product that may be returned in this anticipated recall. Other expense for the nine months ended September 30, 2004 included a $1.6 million charge representing the fee we paid to terminate an asset purchase agreement for a product that we no longer believed was commercially viable. Terminating the agreement eliminated a contingent payment obligation of $13.8 million. No future obligations remained under this terminated agreement.
Our consolidated income from operations was $17.7 million in the nine months ended September 30, 2005, as compared to a loss from operations of $41.3 million in the 2004 period. This change is primarily attributable to the items discussed above, including the gain on the sale of the pharmaceutical assets, lower selling, research and development and general and administrative expenses, which were partially offset by the lower revenues and resulting decrease in gross margin dollars, increased professional fees, the gain on the sale of the M.V.I. and Aquasol product line recorded in 2004 and the charges taken in 2004 for restructuring and asset impairment.
Income from operations for our product sales business was $37.9 million in the nine months ended September 30, 2005, compared to a loss of $7.1 million in the comparable 2004 period. This change is attributable to the gain on sale from the 2005 sale of substantially all of the remaining assets of the Pharmaceuticals Division, partially offset by a decrease in revenue and resulting decrease in gross margin dollars, the net impact from the gain on the sale of the M.V.I. and Aquasol product line recorded in 2004 and the charges taken in 2004 for restructuring and asset impairment.
The loss from operations for our development services business was $0.6 million in the nine months ended September 30, 2005, compared to a loss from operations of $4.2 million in the comparable 2004 period. This change is primarily due to reduced overhead costs, resulting from selling, general and administrative expense restructuring actions taken in 2004, partially offset by the lower revenues, as discussed above, and the resulting decrease in gross margin dollars.
Income from operations for our product development business was $8.3 million in the nine months ended September 30, 2005, compared to income from operations of $14.5 million in the comparable 2004 period. This change resulted from the decreased revenues from our significant development agreement, as discussed above.
Unallocated corporate expenses decreased in the nine months ended September 30, 2005 to $24.4 million, from $29.9 million in the 2004 period. This decrease is primarily related to the lower employee-related expenses attributable to reductions in force completed in 2004, as discussed above.

Net interest expense was $22.2 million in the nine months ended September 30, 2005 as compared to $23.9 million in the 2004 period. This change was due to increased borrowings and interest rates under our senior credit facilities, which were repaid in July 2005, offset by reduced interest expense related to our senior subordinated notes. The accrual of interest on the senior subordinated notes was suspended at the time of the filing of the Chapter 11 Cases and we suspended the amortization of deferred debt issuance costs related to these notes. Interest expense for the nine months ended September 30, 2005 would have been higher by $8.9 million had we not suspended accruing interest and amortizing these deferred costs.
We recorded no U.S. federal income tax benefit or expense in the nine months ended September 30, 2005. We currently believe that it is more likely than not that any deferred tax assets generated during 2005 will not be utilized; therefore, no tax benefit was recorded. Our effective tax rate for the nine months ended September 30, 2005 and 2004 was zero.
Liquidity and Capital Resources
Historically, we have funded our businesses with cash flows provided by operations and proceeds from asset sales and borrowings. Cash flow used in continuing operations in the first nine months of 2005 was $25.0 million, compared to cash flow used in continuing operations of $65.6 million in the first nine months of 2004. This change was primarily due to a decrease in the loss from operations in the 2005 period, the impact of the sale of the pharmaceutical assets and an $11.3 million income tax refund we received in March 2005, partially offset by restructuring payments in 2005 that were reserved for as of December 31, 2004.
Cash used provided by investing activities was $198.0 million in the first nine months of 2005, primarily related to the cash proceeds from the sale of the pharmaceutical assets, partially offset by capital spending of $1.7 million. Cash provided by investing activities was $87.4 million in the first nine months of 2004, primarily related to the cash proceeds from the M.V.I. and Aquasol sale, partially offset by $5.5 million of capital spending.
Net cash used in financing activities during the first nine months of 2005 was $175.6 million, primarily representing refinancing of our term and revolving loan facilities and subsequent repayments from the proceeds of the sale of the pharmaceutical assets, compared to net cash used in financing activities of $23.4 million in the first nine months of 2004, which primarily represented debt repayments of $164.0 million under previous debt agreements and a termination payment of $9.4 million under our previous interest rate hedging agreement, partially offset by $147.5 million of borrowings under our senior credit facilities and $3.6 million in proceeds from the issuance of common stock related to the exercise of stock options.
Other Commitments and Contingencies
We may have to make contingent payments of $4.7 million over the three-year period ending July 2006, related to the purchase of our Charleston, South Carolina manufacturing facility, based on the level of future manufacturing revenues at this facility. At September 30, 2005, these contingent payment obligations are not liabilities and have not been recorded on our consolidated balance sheet.

For additional information about other contingencies to which we are subject, including litigation and governmental investigations, see Note 11 to the Notes to the Consolidated Financial Statements and “Legal Proceedings” in this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Commitments and Contingencies” in our Annual Report on Form 10-K for the year ended December 31, 2004.
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
The proceeds of the DIP Facilities were used to repay in full the obligations under our then-existing senior credit facilities (described above) on June 7, 2005, and to pay fees and expenses in connection with the DIP Facilities, and will continue to be used to fund our working capital and general corporate requirements while the Chapter 11 Cases are pending. The term loan facility bore interest at an annual rate of LIBOR plus 8.25% or an annual reference rate plus 7.25%, increasing by 1% three months after a sale of our Pharmaceuticals Division or, if earlier, six months after the closing of the interim facility under the DIP Facilities, and then again every three months thereafter. The revolving credit facility bears interest at an annual rate of LIBOR plus 5% or an annual reference rate plus 4%, increasing by 0.5% three months after a sale of the our Pharmaceuticals Division or, if earlier, six months after the closing of the interim facility under the DIP Facilities, and then again every three months thereafter. On September 30, 2005, 30-day LIBOR was 3.86%. In addition, we became obligated to pay certain fees to the lenders, as described in separate agreements.
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
On July 25, 2005, the entire term loan portion of our DIP Facilities was paid off from the proceeds of the sale of substantially all of the assets of our Pharmaceuticals Division and all outstanding loans under the revolving credit portion of our DIP Facilities were repaid as well. Only the $30 million revolving credit facility remains available under the DIP Facilities, which amount, at September 30, 2005, was subject to a $3.6 million reserve against availability.
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
We currently plan to adopt SFAS 123(R) on January 1, 2006. This change in accounting is not expected to materially impact our financial position. However, because we currently account for share-based payments to our employees under APB 25, our results of operations have not included the recognition of compensation expense for the issuance of stock option awards. Had we applied the fair-value criteria established by SFAS 123(R) to previous stock option grants, the impact to our results of operations would have approximated the impact of applying SFAS 123, which was a reduction to net income of approximately $0.8 million and $1.1 million in the three months ended September 30, 2005 and 2004, respectively, and $3.6 million and $4.6 million in the nine months ended September 30, 2005 and 2004, respectively.
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
Some of these factors and additional factors that may cause our actual results to differ materially are discussed in our 2004 Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Risk Factors and Forward Looking Statements — Risk Factors”. Whenever you read or hear any subsequent written or oral forward-looking statements attributable to us or any person acting on our behalf, you should keep in mind the cautionary statements contained or referred to in this report.
We do not undertake, and expressly disclaim, any obligation to update or alter our forward-looking statements, whether as a result of new information, future events or otherwise, except as required under the securities laws.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
As a result of global operating activities, we are exposed to risks associated with changes in foreign exchange rates, principally exchange rates between the U.S. dollar and the euro. As foreign exchange rates change, the U. S. dollar equivalent of revenues and expenses denominated in foreign currencies changes. If foreign exchange rates were to increase by 10%, our net loss would have been higher by approximately $29,000 in the nine months ended September 30, 2005 due to the reduction in reported results from European operations.

We are also exposed to fluctuations in interest rates on borrowings under our senior credit facilities. The interest rates payable on these borrowings are based on LIBOR. At September 30, 2005, there were no borrowings under these facilities.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005, the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are to be designed to reasonably assure that material information we must disclose in our reports filed or submitted under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is (i) recorded, processed, summarized and reported on a timely basis and (ii) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. As a result of that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2005 due to the material weaknesses described in our management’s report on internal control over financial reporting included in Item 8 of our 2004 Form 10-K and outlined below. As of September 30, 2005, none of the material weaknesses identified in the 2004 Form 10-K, which are listed below, have been fully remediated:
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

Changes in Internal Controls
We did not make any changes in our internal control over financial reporting during the third quarter of 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.
We do not believe that the changes to internal control over financial reporting that we implemented during 2004 as well as the first half of 2005, to address the material weaknesses described in management’s report of its assessment of internal control over financial reporting (for information about these 2004 and first and second quarter 2005 enhancements, please see Item 9A of our 2004 Form 10-K and Item 4 of our Form 10-Q’s for the first and second quarters of 2005), fully remediate the material weaknesses. Accordingly, we are in the process of implementing the following specific enhancements to our internal control over financial reporting related to the material weaknesses described in our 2004 Form 10-K:
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
There have been no material developments in the legal proceedings described in “Legal Proceedings” in our 2004 Form 10-K, which was filed with the SEC on April 27, 2005, except as described in “Commitments and Contingencies” in Note 11 of the Notes to the Consolidated Financial Statements, which is incorporated herein by reference.

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

AAIPharma Inc.
Date: November 9, 2005	By:	/s/ Ludo J. Reynders
Ludo J. Reynders
Chief Executive Officer

Date: November 9, 2005	By:	/s/ Matthew E. Czajkowski
Matthew E. Czajkowski
Chief Financial Officer

AAIPharma Inc.
Exhibit Index

Exhibit
No.	Description

10.1	Second Amendment to Asset Purchase Agreement between Xanodyne Pharmaceuticals, Inc., AAIPharma Inc. and AAIPharma LLC dated as of July 18, 2005, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of AAIPharma Inc. dated July 22, 2005

10.2	Master Services Agreement between Xanodyne Pharmaceuticals, Inc. and AAIPharma Inc. dated as of June 25, 2005, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of AAIPharma Inc. dated July 29, 2005

10.3	AAIPharma Inc. Key Employee Retention Plan and Severance Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of AAIPharma Inc. dated August 9, 2005

31.1	Certification pursuant to Exchange Act Rule 13a — 14(a) of Dr. Ludo J. Reynders

31.2	Certification pursuant to Exchange Act Rule 13a — 14(a) of Matthew E. Czajkowski

32.1	Certification Pursuant to 18 U.S.C. Section 1350